Form 10-Q
period 1995-09-30
FMS FINANCIAL CORP
filed 1995-11-08
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------

                     WASHINGTON, D.C. 20549
                     ======================


                            FORM 10-Q


(Mark One)

  X       Quarterly report pursuant to section 13 or 15(d) of the Securities
------

          Exchange Act of 1934

For the quarterly period ended September 30, 1995

                               OR

          Transition report pursuant to section 13 or 15(d) of the Securities
------
          Exchange Act of 1934


                 Commission file number 0-17353

                    FMS FINANCIAL CORPORATION
                    -------------------------

     (Exact name of registrant as specified in its charter)
New Jersey                                             22-2916440
----------                                             ----------

(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

Sunset and Salem Roads, Burlington, New Jersey              08016
----------------------------------------------------------------------

(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (609) 386-2400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO   .


     As of September 30, 1995 there were issued and outstanding 1,300,817 shares and 1,252,878 shares, respectively of the registrant's Common Stock, par value $.10 per share.












              FMS FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------


                 QUARTERLY  REPORT ON FORM 10-Q
                 ------------------------------


                       SEPTEMBER 30, 1995
                       ------------------


                        TABLE OF CONTENTS
                        -----------------





PART I - FINANCIAL INFORMATION
------------------------------                              PAGE
                                                            ----

     Item 1 - Financial Statements


        Consolidated Statements of Financial Condition (unaudited)
             as of September 30, 1995 and December 31, 1994 .....1

        Consolidated Statements of Income (unaudited)
             for the three and nine months ended
             September 30, 1995 and September 30, 1994...........2

        Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended September 30, 1995
             and September 30, 1994..............................3


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..4 - 15



PART II - OTHER INFORMATION
---------------------------


     Item 1 - Legal Proceedings............................16

     Item 2 - Changes in Securities........................16

     Item 3 - Defaults Upon Senior Securities..............16

     Item 4 - Submission of Matters to a Vote of Security Holders     16

     Item 5 - Other Information............................16

     Item 6 - Exhibits and Reports on Form 8-K.............16
















FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         SEPTEMBER 30, 1995                December 31, 1994


ASSETS                                                                       (UNAUDITED)


  Cash and amounts due from depository institutions                 $           2,555,733      $             9,425,147
  Interest-bearing deposits                                                        36,936                      582,744
  Federal funds sold                                                              600,000                    1,300,000
  Short term funds                                                                 14,048                       72,654


    Total cash and cash equivalents                                             3,206,717                   11,380,545

  Investment securities held to maturity                                       31,450,982                   21,204,072
  Investment securities available for sale                                     28,426,703                   11,466,127
  Loans receivable  - net                                                     287,813,917                  283,259,831
  Mortgage-backed securities held to maturity                                 118,317,365                  131,872,980
  Accrued interest receivable:
     Loans                                                                      1,871,242                    1,678,617
     Mortgage-backed securities                                                 1,001,497                    1,028,201
     Investments                                                                  650,473                      366,287
  Federal Home Loan Bank stock                                                  4,058,100                    3,728,400
  Real estate held for development - net                                        1,427,732                    1,427,732
  Real estate owned - net                                                       1,321,088                    1,811,527
  Office properties and equipment - net                                        11,772,348                   10,688,190
  Deferred income taxes                                                         1,130,483                    1,146,603
  Excess cost over fair value of net assets acquired                            1,078,312                    1,320,731
  Prepaid expenses and other assets                                               766,661                      845,436
  Subordinated Debentures issue cost - net                                        507,494                      550,505


TOTAL ASSETS                                                        $         494,801,114      $           483,775,784


LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
  Deposits                                                          $         422,489,049      $           429,430,814
  Advances from the Federal Home Loan Bank                                     24,750,000                   10,070,000
  10% Subordinated Debentures, due 2004                                        10,000,000                   10,000,000
  Guarantee of employee stock ownership plan debt                                 208,939                      258,425
  Advances by borrowers for taxes and insurance                                 1,989,613                    2,105,281
  Accrued interest payable                                                        653,607                      837,694
  Dividends payable                                                               125,288                            0
  Other liabilities                                                             2,481,830                    1,914,760

  Total liabilities                                                           462,698,326                  454,616,974


Commitments and contingencies
Stockholders' Equity:
  Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
  Common stock - $.10 par value 10,000,000 shares authorized; shares issued 1,300,817 and 1,295,100, and shares outstanding 1,252,878 and
  1,257,550 as of September 30, 1995 and December 31, 1994, respectively          130,082                      129,510
  Paid-in capital in excess of par                                              8,538,921                    8,495,186
  Unrealized loss on securities available for sale - net of
    deferred income taxes                                                        (292,022)                    (415,872)
  Guarantee of employee stock ownership plan debt                                (208,939)                    (258,425)
  Dividends declared                                                             (125,288)                           0
  Retained earnings - substantially restricted                                 25,209,803                   22,108,961
  Less:  Treasury Stock (47,939 and 37,550 shares, at cost,  as of
  September 30, 1995 and December 31, 1994, respectively)                      (1,149,769)                    (900,550)

Total stockholders' equity                                                     32,102,788                   29,158,810


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $          494,801,114      $           483,775,784













   FMS FINANCIAL CORPORATION AND SUBSIDIARY
   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                Three Months Ended                Nine Months Ended
                                                                September 30, 1995               September 30, 1995

                                                                                     (UNAUDITED)

   INTEREST AND DIVIDEND INCOME:
   Interest and dividends on:
      Loans                                             $        5,920,260    $   5,659,114      $    17,628,852  $   16,444,800
      Mortgage-backed securities                                 2,005,781        1,998,513            6,114,250       5,467,527
      Investments                                                1,087,221          668,322            2,435,959       1,905,125


   Total interest and dividend income                            9,013,262        8,325,949           26,179,061      23,817,452


   INTEREST EXPENSE:
     Interest on deposits                                         4,131,025       3,696,023           11,812,929      10,824,070
     Interest on subordinated debentures                            264,338         186,505              784,677         186,505
     Interest on borrowed money                                     395,586          78,949              653,171         251,986


   Total interest expense                                         4,790,949       3,961,477           13,250,777      11,262,561

   NET INTEREST AND DIVIDEND INCOME BEFORE
      PROVISION FOR LOAN LOSSES                                   4,222,313      4,364,472           12,928,284      12,554,891

   PROVISION FOR LOAN LOSSES                                         30,000         18,000               90,000          48,000

   NET INTEREST AND DIVIDEND INCOME                               4,192,313      4,346,472           12,838,284      12,506,891


   OTHER INCOME (EXPENSE):
     Loan service charges and other fees                             69,298         86,331              213,763         223,545
     Gain on sale of loans                                            3,233          2,258                8,419          15,182
     Real estate owned operations, net                              (42,875)       (66,492)            (133,622)       (204,707)
     Service charges on accounts                                    388,598        288,141            1,115,286         800,031
     Other income                                                    39,898         59,587              138,014         193,601


   Total other income (expense)                                     458,152        369,825            1,341,860       1,027,652


   OPERATING EXPENSES:
     Salaries and employee benefits                               1,566,121      1,600,932            4,709,063       4,443,947
     Occupancy and equipment                                        512,479        522,335            1,490,787       1,409,146
     Purchased services                                             273,271        207,920              798,112         604,835
     Federal deposit insurance premiums                             241,893        250,763              728,943         771,433
     Professional fees                                               96,508         92,727              290,650         267,666
     Other                                                          303,034        317,965              904,611         959,875


   Total operating expenses                                       2,993,306      2,992,642            8,922,166       8,456,902


   INCOME BEFORE INCOME TAXES                                     1,657,159      1,723,655            5,257,978       5,077,641
   INCOME TAXES:
     Current                                                        631,343        613,650            2,038,627       1,736,293
     Deferred                                                       (31,629)       (38,242)            (131,417)         (9,059)

     Total income taxes                                             599,714        575,408            1,907,210       1,727,234




   NET INCOME                                          $          1,057,445  $   1,148,247      $     3,350,768  $    3,350,407




   EARNINGS PER COMMON SHARE:
   NET INCOME                                          $                0.84  $        0.86      $          2.62  $         2.51




   Weighted average common shares and
      common stock equivalents outstanding                         1,284,270      1,332,932            1,280,740       1,332,608






















FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                SEPTEMBER 30,          SEPTEMBER 30,
FOR THE NINE MONTHS ENDED                                                           1995                  1994 (A)

OPERATING ACTIVITIES:
Net income                                                              $        3,350,768      $        3,350,407
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                           90,000                  48,000
Depreciation and amortization                                                    1,189,168               1,297,108
Provision for real estate owned                                                    291,012                  79,250
Realized (gains) and losses on:
     Sale of loans and loans held for sale                                          (8,419)                (15,181)
     Disposal of fixed assets                                                        3,836                       0
     Sale of investments available for sale                                              0                     482
     Sale of real estate owned                                                    (184,788)                 56,954
Proceeds from sale of loans held for sale                                          150,874                 571,965
Loans originated for sale                                                         (150,000)               (519,164)
Increase in accrued interest receivable                                           (450,107)                (75,752)
Decrease (Increase) in prepaid expenses and other assets                           121,786               (550,059)
(Decrease)/Increase in accrued interest payable                                   (184,087)                185,426
Increase/(Decrease) in other liabilities                                           567,070                (644,501)
Deferred income taxes                                                              (53,485)                 (9,060)
Other                                                                                    0                  15,285

      Net cash provided by operating activities                                  4,733,628               3,791,160

INVESTING ACTIVITIES:
Proceeds from sale of:
     Education loans                                                               717,512               1,008,644
     Real estate owned                                                             440,742                 725,272
     Office property and equipment                                                       0                     265
Proceeds from maturities of investment and mortgage-backed
   securities held to maturity                                                  28,534,803              38,897,810
Proceeds from sale of investment available for sale                              1,550,000                  44,967
Principal collected on mortgage-backed securities                               14,591,876              30,032,492
Principal collected on longer-term loans, net                                   28,777,012              37,620,014
Longer-term loans originated or acquired, net                                 (34,027,907)            (49,021,338)
Purchase of investments and mortgage-backed securities                        (38,763,614)            (98,931,210)
Purchase of investments available for sale                                    (19,786,398)             (1,121,098)
Decrease in real estate held for development                                             0                 25,575
Purchase of Federal Home Loan Bank stock                                         (329,700)               (240,800)
Purchase of office property and equipment                                      (1,779,512)             (1,965,174)
Cash received from branch purchase, net                                                  0             29,975,526

      Net cash used by investing activities                                   (20,075,186)            (12,949,055)

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits and savings accounts               (15,791,785)              1,781,507
Net increase (decrease) in time deposits                                        8,850,020              (7,481,247)
Net increase in FHLB advances                                                  14,680,000               4,725,000
Net proceeds from issuance of 10% Subordinated Debentures                               0              10,000,000
(Decrease)/Increase in advances from borrowers for taxes and insurance           (115,668)                231,057
Purchase of treasury stock                                                       (249,219)                      0
Dividends on common stock                                                        (249,925)                      0
Net proceeds from issuance of common stock                                         44,307                  24,025

      Net cash provided by financing activities                                 7,167,730               9,280,342




(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                (8,173,828)                122,447
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  11,380,545               6,171,426


CASH AND CASH EQUIVALENTS, END OF PERIOD                                $        3,206,717      $        6,293,873



Supplemental Disclosures:
  Cash paid for:
      Interest on deposits, advances, and other borrowings              $       13,434,864      $       12,162,922
      Income taxes                                                               1,826,591               1,889,069
  Non-monetary transfers from loans to real estate acquired
     through foreclosure                                                            56,527               1,055,443


 (a) Reclassified for comparative purposes











ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994.


General
-------


FMS Financial Corporation ("the Corporation") is the parent company of Farmers & Mechanics Bank ("the Bank"), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations and cash flows for the periods and dates indicated. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the operating results for the full fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles.

During the first quarter of 1995, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 114 and 118 (SFAS 114 & 118) "Accounting by Creditors for Impairment of a Loan" which generally applies to all loans including all loans that are restructured as a troubled debt restructuring involving a modification of terms. According to SFAS 114 &118, impairment of a loan occurs when it is probable the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral dependent loans are measured for impairment based on the fair value of the collateral. The adoption of SFAS 114 & 118 did not have a material impact on the financial position or results of operations of the Corporation during the three and nine months ended September 30, 1995.



FINANCIAL CONDITION -

TOTAL ASSETS - at September 30, 1995 were $494.8 million as compared with total assets at December 31, 1994 of $483.8 million.

INVESTMENT SECURITIES HELD TO MATURITY - increased to $31.5 million at September 30, 1995 from $21.2 million at December 31, 1994 due to the purchase of $12.0 million in U.S. Agency notes during the nine month period. Investment securities held to maturity at September 30, 1995 consisted of $3.0 million in adjustable rate securities and $28.5 million in fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of September 30, 1995 and December 31, 1994 follows:


Investments Held to Maturity
----------------------------

                                               September  30, 1995                     December 31, 1994
                                             Gross        Estimated                       Estimated
                                           Unrealized       Market                          Market
                              C o s t       (Losses)        Value           C o s t         Value
U.S. Government:
    Within one year       $  2,000,000  $    (21,200) $    1,978,800    $           0  $         0
    One to five years       13,987,828      (123,203)     13,864,625       17,972,902    16,937,218
    Over five years         14,986,682       (16,182)     14,970,500        2,991,162     2,788,075
Municipal Bonds & Notes        476,472          (333)        476,139          240,008       235,445
Total                     $ 31,450,982  $   (160,918) $   31,290,064    $  21,204,072  $ 19,960,738




INVESTMENT SECURITIES AVAILABLE FOR SALE - increased to $28.4 million at September 30, 1995 from $11.5 million at December 31, 1994 as a result of the purchase of $18.6 million in U.S. Agency notes and $1.2 million in collateralized mortgage obligations. Investment securities available for sale at September 30, 1995 consisted of $8.5 million in adjustable rate securities and $19.9 million in fixed rate securities. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 1995 and December 31, 1994 follows:

Investments Available for Sale
------------------------------
                                             September  30, 1995                 December 31, 1994
                                      Gross       Gross        Estimated                   Estimated
                                    Unrealized  Unrealized      Market                       Market
                         C o s t      Gains      (Losses)        Value        C o s t         Value
  C M O ' S          $  4,179,869 $    13,219 $   (115,958)$    4,077,130  $   4,112,077 $    3,863,060
  R E M I C ' S         7,642,093           0     (382,295)     7,259,798      7,942,763      7,576,667
  Common Stock             50,000           0      (23,600)        26,400         50,000         26,400
  U.S. Agency Notes    17,000,000      63,375            0     17,063,375              0              0
  Total              $ 28,871,962 $    76,594 $   (521,853)$   28,426,703  $  12,104,840 $   11,466,127



LOANS RECEIVABLE AND LOANS HELD FOR SALE - increased $4.5 million to $287.8 million at September 30, 1995 from $283.3 million at December 31, 1994. During the nine months ended September 30, 1995, the Bank originated approximately $34.0 million in loans, which was partially offset by $868 thousand in loans sold in the secondary market and $28.8 million in principal payments collected on loans in the portfolio. The following tables set forth certain information concerning the loan portfolio at the dates indicated. Table 1 shows loans receivable by major categories. Table 2 shows past due non-accrual loans by major categories.

Table  1                                    September  30,       December  31,
                                                 1995                 1994
Loans  Receivable
-----------------
Mortgage  loans  (  1-4  dwelling)       $     250,232,381   $     245,874,184
Construction   loans                             4,312,400           5,699,500
Consumer  loans                                  4,364,469           4,316,961
Commercial  real  estate                        32,534,661          32,227,826
Commercial  business                             1,730,734           1,711,804
Subtotal                                       293,174,645         289,830,275
Less:
    Loans  in  process                           1,548,665           2,775,219
    Deferred   loan  fees                        1,077,880           1,173,713
    Allowance   for  possible
     loan  losses                                2,734,183           2,621,512
Net Loans  Receivable                    $     287,813,917         283,259,831

Table  2                                     September  30,       December  31,
                                                  1995                 1994
Non-Accrual   Loans
-------------------
Loans  accounted  for  on  a
  non-accrual   basis:
Mortgage  loans:
   One-to-four   family                  $       1,953,818       $   1,445,700
   Commercial   real  estate                     1,602,644           1,040,432
   Consumer   and other                             30,963             469,064
Total  non-accrual   loans               $       3,587,425       $   2,955,196

At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS 114 and 118 totaled $ 3.6 million with a corresponding valuation allowance of $355 thousand. For the nine months ended September 30, 1995, the average recorded investment in impaired loans was approximately $3.4 million. The Bank recognized $188 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $2.7 million in total reserves for possible loan losses at September 30, 1995, representing approximately 76% of non-performing loans and 1% of total loans.


As of September 30, 1995 the Bank had outstanding loan commitments of $7.1 million, of which $4.1 million represented fixed rate loans and $3.0 million represented variable rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities and if required the sale of investment securities available for sale.

MORTGAGE-BACKED SECURITIES - decreased $13.6 million to $118.3 million at September 30, 1995 from $131.9 million at December 31, 1994. The decrease is due to $13.1 million in principle repayments. Mortgage-backed securities at September 30, 1995 consisted of $49.4 million in adjustable rate securities and $68.9 million in fixed rate securities. Mortgage-backed securities at September 30, 1995 and December 31, 1994 are summarized below:

                                   September 30, 1995                             December  31, 1994
                               Gross        Gross
             Amortized       Unrealized  Unrealized      Estimated        Amortized       Estimated
                Cost           Gains      (Losses)      Market Value         Cost       Market Value
GNMA     $    15,806,627  $    378,870  $  (41,429)  $    16,144,068  $    17,521,710 $  16,851,299
FNMA          43,630,813       264,848    (295,855)       43,599,806       48,746,020    45,757,806
FHLMC         57,987,342       938,502    (109,698)       58,816,146       64,474,394    62,117,992
Private          892,583             0      (8,435)          884,148        1,130,856     1,098,926
Total    $   118,317,365  $  1,582,220  $ (455,417)  $   119,444,168  $   131,872,980 $ 125,826,023



REAL ESTATE HELD FOR DEVELOPMENT - remained stable at $1.4 million from December 31, 1994 to September 30, 1995. The Bank has ceased making any new investments in real estate projects and has limited any additional investments to those investments which are necessary to preserve and protect the existing assets so that they may be liquidated as soon as practical. Management believes that divestiture of its present land investments may take several years, depending on market conditions. Management will continue to monitor the net realizable value of its real estate investments. At September 30, 1995, the Bank's investment in and advances to subsidiaries engaged in land development was fully deducted from core, tangible, and risk-based capital.

REAL ESTATE OWNED - decreased approximately $490 thousand to $1.3 million at September 30, 1995 from $1.8 million at December 31, 1994. The decrease is primarily due to the sale of four properties during the first nine months of 1995. Real estate owned at September 30, 1995 is comprised of (i) three residential, single-family homes, which are located within the Bank's primary lending area of Burlington County, (ii) one small business building in Burlington County zoned commercial, (iii) one condominium, which is located in Burlington County, (iv) 18 acres of land in Burlington, NJ, which is zoned for the construction of 109 townhouses and (v) approximately six acres of improved land, with current approvals for a 20,000 square foot shopping center. The Bank is currently seeking buyers for all of these properties.

ASSET CLASSIFICATIONS - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets increased $71 thousand during the nine months ended September 30, 1995 primarily the result of an increase in one-to-four family and commercial loans of $508 thousand and $491 thousand, respectively, partially offset by a decrease in classified consumer and other loans and real estate owned of $438 thousand and $490 thousand, respectively. The following table sets forth information with respect to the Bank's classified assets at the dates indicated:



                                      September   30,        December   31,
                                            1995                  1994
Classified    Assets:
Substandard    Loans:
  One-to-four    family             $    1,953,818         $   1,445,700
  Commercial    real  estate             4,255,119             3,763,729
  Consumer    and  other                    30,963               469,064
     Total  loans                        6,239,900             5,678,493
Land,  net                               1,427,732             1,427,732
Real  Estate   Owned,   net              1,321,088             1,811,527
   Total   Substandard                   8,988,720             8,917,752
   Doubtful    loans                             0                     0
Total  Doubtful                                  0                     0

TOTAL  CLASSIFIED    ASSETS         $    8,988,720         $   8,917,752


DEPOSITS - decreased $6.9 million to $422.5 million at September 30, 1995 from $429.4 million at December 31, 1994 primarily due to a decline in money market accounts of $7.7 million and the withdrawal of $8.1 million in savings and checking accounts. This decrease was partially offset by an increase in certificates of deposit of $8.9 million. Interest credited to depositors accounts for the nine months ended September 30, 1995 amounted to $10.6 million.
 The following table set forth certain information concerning deposits at the dates indicated:

                                 At September   30,                   At  December   31,
                                        1995                                 1994

                                          Percent  Weighted                  Percent   Weighted
                                          of Total  Average                  of Total    Average
                              Amount      Deposits    Rate       Amount      Deposits     Rate
Non-interest   checking    $23,981,796       5.68%    0.00%   $22,028,452       5.13%     0.00%
NOW accounts                40,931,069       9.69%    1.50%    49,291,426      11.48%     1.50%
Savings  accounts           67,284,078      15.93%    2.58%    68,974,307      16.06%     2.78%
Money market   accounts     56,946,457      13.48%    2.66%    64,641,000      15.05%     2.67%
Certificates               233,345,649      55.22%    5.15%   224,495,629      52.28%     4.44%
   Total  Deposits        $422,489,049     100.00%    3.90%  $429,430,814     100.00%     3.38%


BORROWINGS - at September 30, 1995 amounted to $34.9 million. Borrowings were comprised of $10.0 million of 10% Subordinated Debentures, $24.7 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.95%, and $209 thousand in the guarantee of Employee Stock Ownership Plan debt. At December 31, 1994 the Bank also had $10.0 million of 10% Subordinated Debentures, $10.1 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.28% and $258 thousand in the guarantee of Employee Stock Ownership Plan debt. The proceeds from additional advances from the Federal Home Loan Bank at September 30, 1995 are intended for the expansion of the Bank's operations and general corporate purposes.

STOCKHOLDERS' EQUITY - increased $3.0 million to $32.1 million at September 30, 1995, primarily as a result of net income for the nine months, and a reduction in the guarantee of Employee Stock Ownership Plan debt partially offset by the payment and accrual of cash dividends to stockholders of $375 thousand. Shares outstanding at September 30, 1995 decreased to 1,252,878 shares from 1,257,550 shares at December 31, 1994, as 10,389 shares were repurchased and 5,717 in stock options were exercised during the nine months ended September 30, 1995.
At September 30, 1995 the book value per share was $25.61 as compared $23.19 at December 31, 1994. At September 30, 1995, options to purchase 42,012 shares of the Company's common stock were outstanding to directors and certain officers.

There are three (3) standards that a savings association must satisfy in order to meet its capital requirements. The requirements include a leverage ratio of core capital to adjusted total assets of 3.0 percent, a tangible capital standard expressed as 1.5 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. If a savings association is not in compliance with applicable capital standards, the Office of Thrift Supervision (OTS) can restrict the association's asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS.
At September 30, 1995 the Bank exceeds all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 7.20%, 7.20%, and 16.33%, respectively.


RESULTS OF OPERATIONS -

GENERAL

The Bank derives income primarily from interest income on loans, mortgage-backed securities, investments, service charges and other fees. In addition to interest expense, the Bank incurs operating expenses such as salaries and employee benefits, deposit insurance premiums, occupancy and equipment expense, and purchased services expense.

The Corporation recorded net income for the three months ended September 30, 1995 of $1.06 million, or 84 cents per share as compared to $1.15 million, or 86 cents per share for the comparable period in 1994. Earnings for the nine months ended September 30, 1995 were $3.35 million or $2.62 per share as compared to net income of $3.35 million or $2.51 per share for the comparable period in 1994.



DISPARITY IN INSURANCE PREMIUMS

Currently, the Bank pays an insurance premium to the Federal Deposit Insurance Corporation ("FDIC") equal to .23% of its total deposits. Federal law requires that the FDIC maintain the reserve level of each of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums. The BIF reached this level during 1995.
The FDIC reduced the insurance premiums to a range between 0.04% and 0.31% for members of BIF while maintaining the current range of between 0.23% and 0.31% of deposits for members of SAIF. The reduction in insurance premiums of BIF members places SAIF members, such as the Bank, at a material competitive disadvantage to BIF members. A disparity in insurance premiums between those required for SAIF members, such as the Bank, and BIF members allows BIF members to attract and retain deposits at a lower effective cost than that of SAIF members. In the event BIF members in the Bank's market area, as a result of the reduction in insurance premiums, increase the rates paid on deposits, this could put competitive pressure on the Bank to raise the interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. An increase in interest expense would also impair the Bank's ability to maintain low operating costs. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits, resulting in lower net yields on loans originated using such funds. Among other ideas under consideration for addressing this disparity is a possible one-time assessment on thrift institutions sufficient to recapitalize the SAIF to a level which would at least approach that of the BIF. While there can be no assurance that this or any other idea for addressing the premium disparity will in fact materialize, an assessment of this kind could have a material adverse impact on the Bank's results of operations.

EARNINGS PER SHARE


Earnings per share of common stock are based on the weighted average number of shares and common equivalent shares outstanding during the first nine months of 1995. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options.

INTEREST RATE SPREAD

The Bank's interest income is affected by the difference or "interest rate spread" between yields received by the Bank on its interest-earning assets and the interest rates paid by the Bank on its interest-bearing liabilities. Net interest income is affected by (i) the spread between the yield earned on interest earning assets and the interest rates paid on interest-bearing savings deposits and borrowings (liabilities), and (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities. The Bank's interest rate spread varies over time because money fund accounts and other flexible rate accounts have become significant sources of savings deposits. Income from investment securities and mortgage-backed securities depends upon the amount invested during the period and the yields earned on such securities. The yield on loans receivable changes principally as a result of existing mortgage loan repayments, adjustable rate loan adjustments, sales and the interest rates and volume of new mortgage loans.

The following table sets forth the Bank's weighted-average yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:



                                                 Three Months  Ended    Nine Months  Ended
                                                    September  30,         September  30,
                                                  1995       1994         1995      1994
Weighted-Average   Yields  Earned  on:
  Loans,  net                                     8.17 %    8.03 %        8.14 %    7.88 %
  Mortgage-Backed   Securities                    6.62      5.85          6.50      5.75
  Investment  Securities                          6.52      5.82          6.35      5.33
    Total  Interest-Earning   Assets              7.55      7.17          7.50      7.01
Weighted-Average   Interest  Rates  Paid  on:
  Deposits                                        3.89      3.38          3.75      3.37
  Borrowings                                      7.24      7.84          7.53      5.99
  Total  Interest-Bearing   Liabilities           4.15      3.51          3.97      3.42
Weighted-Average   Interest  Rate  Spread
  for the  Period                                 3.40 %    3.66 %        3.53 %    3.59 %


AVERAGE BALANCE OF INTEREST-EARNING ASSETS AND INTEREST BEARING LIABILITIES

The following table sets forth the Bank's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:

                                              Three Months  Ended            Nine Months  Ended
                                               September   30,                 September   30,
                                                1995          1994           1995          1994
                                                (In Thousands)                (In Thousands)
Average,Interest-Earning   Assets:         $    289,931   $ 281,925      $  288,792    $  278,404
  Mortgage-Backed   Securities                  121,175     136,686         125,463       126,875
  Investment  Securities                         66,661      45,905          51,133        47,623
  Total                                         477,767     464,516         465,388       452,902
Average Interest-Bearing   Liabilities:
  Deposit                                       425,279     437,707         419,952       428,722
  Borrowings                                     36,487      13,522          25,456         9,750
  Total                                         461,766     451,229         445,408       438,472
Excess of  Interest-Earning   Assets
  over Interest-Bearing   Liabilities      $     16,001   $  13,287      $   19,980    $   14,430




RATE/VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest and dividend income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior period rate), (ii) changes in rate (change in rate multiplied by current period volume) and (iii) total changes in rate and volume. The combined effect of changes in both volume and rate, not separately identified, has been allocated to rate.

                                         Three Months Ended              Nine Months Ended
                                            September 30,                   September 30,
                                        1995 compared to 1994           1995 compared to 1994
                                   Increase (Decrease) due to:     Increase (Decrease) due to:
                                      Rate     Volume     Total       Rate     Volume     Total
                                            (In Thousands)                  (In Thousands)
Interest income:
  Loans receivable                $     100  $    161  $     261   $    570  $    614 $  1,184
  Mortgage-backed securities            234      (227)         7        707       (61)     646
  Investment securities                 117       302        419        391       140      531
   Total change - interest income       451       236        687      1,668       693    2,361
Interest expense:
  Deposits                              540      (105)       435      1,210      (221)     989
  Borrowings                            (55)      449        394        294       705      999
   Total change - interest expense      485       344        829      1,504       484    1,988
Net change in net interest income $     (34) $   (108) $    (142)  $    164  $    209  $   373

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES - for the three months and nine months ended September 30, 1995 amounted to $4.2 million and $12.9 million respectively, a decrease of $142 thousand and an increase of $373 thousand over the same periods in 1994. The decrease in interest income for the three months ended September 30, 1995 was primarily due to an increase in interest expense on deposits and borrowings. The average rate on deposits increased to 3.89% from 3.38% which resulted in an increase in expense of $540 thousand. The average level of borrowings increased to $36.5 million from $13.5 million which resulted in a volume increase in interest expense of $449 thousand. Partially offsetting the increase in interest expense was in increase in interest income of $687 thousand. This increase was the result of an increase in the average balance of investment securities to $66.7 million from $45.9 million which resulted in a volume increase in interest income of $302 thousand. The yield on investment securities increase to 6.52% from 5.82% which resulted in an increase in investment income of $117 thousand. The increase in interest income of loans was due to both an increase in the average yield and an increase in the average volume of loans during the quarter. The average yield on loans increased to 8.17% for the quarter ended September 30, 1995 from 8.03% for 1994, which resulted in an increase in interest income of $100 thousand. The $8.0 million increase in the average volume of loans to $289.9 million resulted in an increase in interest income of $161 thousand. The increase in interest income on mortgage-backed securities during the quarter ended September 30, 1995 was the result of an increase in the average yield almost completely offset by a decline in the average volume of mortgage-backed securities. The increase in the average yield on mortgage-backed securities resulted in an increase in interest income of $234 thousand offset by the decrease in the average volume which decreased interest income by $227 thousand.

The increase in net interest income for the nine months ended September 30, 1995 of $373 thousand was primarily due to an increase in interest income on loans, investments and mortgage-backed securities of $2.4 million, partially offset by an increase in interest expense on deposits and borrowings. The increase in interest income on loans and investments during the nine months ended September 30, 1995 of $1.2 million and $531 thousand, respectively, was due to both an increase in the average yield and an increase in the average balance. The increase in interest income on mortgage-backed securities of $646 thousand was due to an increase in the average yield partially offset by a decrease in the average volume. The increase in interest expense of $2.0 million was due to an increase in interest expense on deposits and borrowings. The increased interest expense on deposits of $1.0 million was due to an increase in the average rate partially offset by a decline in the average balance of deposits. The increase in interest expense on borrowing of $1.0 million was due to increased borrowing as well as an increase in the average rates.

PROVISION FOR LOAN LOSSES - for the third quarter of 1995 was $30 thousand, compared to $18 thousand for the third quarter 1994. The total provision for potential loan losses increased to $90 thousand for the nine months ended September 30, 1995 from $48 thousand for the nine months ended September 30, 1994. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loans losses will not increase or be necessary.


REAL ESTATE OWNED OPERATIONS, NET - for the nine months ended September 30, 1995 totaled $133 thousand of expense as compared to $204 thousand of expense for the same period in 1994. The decrease is primarily due to the gain on the sale of three real estate properties totaling $217 thousand during the first nine months of 1995.



OPERATING EXPENSES
Total operating expenses for the three and nine months period ended September 30, 1995 amounted to $3.0 million and $8.9 million, respectively, as compared to $3.0 million and $8.5 million for the same period in 1994.

SALARIES AND EMPLOYEE BENEFITS - for the three and nine months ended September 30, 1995 were $1.6 million and $4.7 million, respectively, as compared to $1.6 million and $4.4 million for the same period in 1994. Full time equivalent employees at September 30, 1995 were 211 as compared to 196 at September 30, 1994.

OCCUPANCY AND EQUIPMENT - for the three and nine months ended September 30, 1995 were $512 thousand and $1.5 million, respectively, as compared to $522 thousand and $1.4 million for the same period of 1994. The increase is primarily due to additional depreciation and occupation expenses associated with three additional branch facilities opened during 1994 and one branch facility opened in 1995.

 PURCHASED SERVICES - for the three and nine months ended September 30, 1995 were $273 thousand and $798 thousand, respectively, compared to $208 thousand and $605 thousand for the same period in 1994. The increase is primarily the result of increased processing costs due to higher transaction volumes during the year.

FEDERAL INSURANCE PREMIUM - for the three and nine months ended September 30, 1995 were $242 thousand and $729 thousand, respectively, as compared to $251 thousand and $771 thousand for the same period in 1994. The decrease is due to a decline in the insurance premium during the year.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits, and other cash outflows in a cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayments of loan principal. To a lesser extent, the Bank obtains funds from sales and maturities of mortgage-backed securities, investment securities, and short-term investments and borrowings. During the past several years, the Bank has used such funds primarily to meet ongoing commitments to fund maturing time deposits and saving withdrawals, fund existing and continuing loan commitments and to maintain liquidity. While loan payments, maturing investments and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity is also influenced by the level of demand for funding loan originations.

The Bank is required under applicable federal regulations to maintain specified levels of "liquid investments", which include certain United States government and federal agency obligations and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which is also included in the 5% requirement. These levels are changed from time to time by the OTS to reflect current economic conditions. The Bank has generally maintained liquidity in excess of required levels. The Bank's regulatory liquidity was 11.48% and 8.11%, respectively, at September 30, 1995, and December 31, 1994, respectively, and its short-term liquidity was 1.76% and 2.71%, respectively, at such dates.







PART II.     OTHER INFORMATION
             -----------------




     Item 1: Legal Proceedings
     ------- -----------------


             None



     Item 2: Changes in Securities
     ------- ---------------------


             None



     Item 3: Defaults Upon Senior Securities
     ------- -------------------------------


             None


     Item 4: Submission of Matters to Vote of Security of Holders
     ------------------------------------------------------------


             None


     Item 5: Other Information
     ------- -----------------




             None



     Item 6: Exhibits and Reports on Form 8-K
     ------- --------------------------------


             None












                        S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                  FMS FINANCIAL CORPORATION




Date: November 8, 1995              /s/ Craig W. Yates
                                   ------------------------------------

                                   Craig W. Yates
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: November 8, 1995              /s/ Channing L. Smith
                                   ---------------------------------------

                                   Channing L. Smith
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)













EXHIBIT NO. 11 STATEMENT RE: COMPUTATION OF PER SHARE
EARNINGS
                                                              9/30/95      12/31/94
                                                               -------      --------

Net Income                                                   $3,350,768    $4,455,455


Weighted average common shares outstanding                     1,251,920    1,287,969


Common stock equivalents due to dilutive effect of stock
options                                                           28,820       37,348

Total weighted average common shares and equivalents
outstanding                                                    1,280,740    1,325,317

Primary earnings per share                                         $2.62        $3.36

Total weighted average common shares and equivalents
outstanding                                                    1,280,740    1,325,317

Additional dilutive shares using the higher of the end of
period market
value or average market value for the period when utilizing
the treasury                                                       3,174          125
stock method regarding stock options

Total outstanding shares for fully diluted earnings per share
computation                                                    1,283,914    1,325,442
Fully diluted earnings per share                                   $2.61        $3.36




