Form 10-K405
period 1995-12-31
FMS FINANCIAL CORP
filed 1996-03-29
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the Fiscal Year Ended December 31, 1995

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to ______________________

                         Commission File Number: 0-17353

                            FMS FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                              New Jersey                        22-2916440
         (State or other jurisdiction of incorporation       (I.R.S. Employer
          or organization)                                  Identification No.)

          Sunset and Salem Roads, Burlington, New Jersey          08016
             (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:           (609) 386-2400
                                                              ---------------

Securities registered pursuant to Section 12(b) of the Act:       None
                                                              ---------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

      Based on the closing sales price of $17.00 per share of the registrant's common stock on March 1, 1996, as reported on the Nasdaq National Market System the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $42.6 million. On such date, 2,505,796 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1995. (Parts II and IV)

      2. Portions of Proxy Statement for the 1996 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Business

General

      The Corporation. FMS Financial Corporation (the "Corporation") was incorporated under the laws of the State of New Jersey on September 1, 1988 for the purpose of becoming a savings and loan holding company. On December 21, 1988, the Corporation acquired all of the common stock of Farmers' and Mechanics' Savings Bank, SLA, now known as Farmers and Mechanics Bank (the "Bank" or "Farmers and Mechanics") following the Bank's conversion from a New Jersey chartered mutual to a New Jersey chartered stock savings institution.

      Prior to the acquisition of all of the outstanding stock of the Bank, the Corporation had no assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Farmers and Mechanics, the Corporation engaged in no significant activity other than holding the stock of the Bank and operating a savings and loan business through the Bank, and the issuance in July, 1994 of 10% subordinated debentures due 2004 in the aggregate principal amount of $10 million. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

     The Corporation's executive offices are located at Sunset and Salem Roads, Burlington, New Jersey. Its telephone number is (609) 386-2400.

      The Bank. Farmers and Mechanics commenced operations in 1871 under the name Farmers and Mechanics Building and Loan Association. The Bank became a member of the Federal Home Loan Bank ("FHLB") System and has had its savings deposits federally insured by the Savings Association Insurance Fund ("SAIF"), and its predecessor the Federal Savings and Loan Insurance Corporation ("FSLIC"), since 1952. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). See "Regulation." Effective October 26, 1994, the Bank changed its name to Farmers and Mechanics Bank. The name change was approved by the Bank's Board of Directors, the Corporation and the OTS. The Bank conducts its business through its main administrative office and sixteen branch offices located throughout Burlington County, New Jersey. At December 31, 1995, the Bank's total assets, deposits and stockholders' equity amounted to $501 million, $429 million and $39 million, respectively.

      Farmers and Mechanics is primarily engaged in the business of attracting deposits from the general public and originating loans which are secured by residential real estate. To a lesser extent, the Bank also originates consumer, commercial real estate and construction loans and invests in U.S. government securities and mortgage-related securities.

      Farmers and Mechanics considers its primary market area for savings deposits to be Burlington County, New Jersey, while its primary market for lending activities consists of Burlington County, and, to a lesser extent, other regions of southern New Jersey.

Lending Activities

     General. The principal lending activity of the Bank has been the origination of conventional fixed-rate and adjustable-rate mortgage loans for the purpose of financing or refinancing one-to four- family residential properties. To a lesser extent, the Bank also originates commercial real estate, consumer, construction and commercial business loans. As of December 31, 1995, 97.93% of the Bank's loans were real estate loans, of which 84.74% consisted of loans secured by mortgages on one-to four-family residential properties of which 0.70% were insured or guaranteed real estate loans, 1.47% were consumer loans, and 0.60% were commercial business loans. Such percentages have been calculated before the deduction of loans in process, deferred loan fees and loan loss reserves. See "--Analysis of Loan Portfolio".

      The Bank also sells fixed-rate loans in the secondary mortgage market and has in the past purchased adjustable-rate loans.

Analysis of Loan Portfolio

      The following table sets forth the composition of the Bank's loan portfolio and mortgage-backed and related securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                   At December 31,
                                  1995                1994                1993              1992              1991
                                 ------              ------              ------            ------            -----

                            Carrying  Percent  Carrying   Percent   Carrying Percent  Carrying Percent  Carrying  Percent
                             Value    of Total   Value    of Total   Value   of Total  Value   of Total  Value    of Total
                              ------  ------    --------     ----    -------   ------   ------- ------   -------    ------
                                                             (Dollars In Thousands)

Mortgage loans:

  One- to four-family       $249,278   84.74%   $245,874    84.83%  $237,382    86.03% $222,178  85.08% $199,766   83.23%

  Commercial real
    estate                    34,721   11.81      32,228    11.12     28,892    10.47    29,136  11.38    25,409   10.58


  Construction......           4,063    1.38       5,699     1.97      4,157     1.51     2,760   1.06     4,200    1.75
                             -------             -------             -------            -------          -------

      Total mortgage
        loans                288,062             283,801             270,431            254,074          229,375

Consumer and other loans:
  Consumer..........           4,337    1.47       4,317     1.49      4,119     1.49     4,234   1.62     6,740    2.81
  Commercial business          1,779    0.60       1,712     0.59      1,377     0.50     2,248   0.86     3,903    1.63
                              ------             -------             -------             ------          -------

      Total consumer
        and other loans        6,116               6,029               5,496              6,482           10,643
                              ------             -------             -------            -------          -------

      Total loans...         294,178  100.00%    289,830   100.00%   275,927   100.00%  260,556 100.00%  240,018  100.00%
                                      ======               ======              ======           ======            ======


Less:

  Unearned discount, premium,
    loans in process,
    deferred loan fees, net.. (3,011)             (3,949)             (4,114)            (3,187)          (4,857)

  Allowance for loan
    losses..........          (2,767)             (2,621)             (2,589)            (2,380)          (1,839)
                              ------            --------             -------            -------          -------

    Total loans, net        $288,400            $283,260            $269,224           $254,989         $233,322
                             =======             =======             =======            =======          =======

Mortgage-backed securities
held to maturity and
available for sale:

  FHLMC.............         $54,039   43.47%    $64,474    44.99%   $56,258    43.77%  $52,602  41.68%  $50,368   46.80%
  FNMA..............          41,507   33.38      48,746    34.01     36,533    28.42    32,617  25.84    23,574   21.90
  GNMA..............          15,225   12.25      17,522    12.23     16,879    13.13    15,425  12.22    10,973   10.19
  Real estate investment
    mortgage conduit           7,291    5.86       7,577     5.29     10,187     7.93    12,564   9.96    12,945   12.03
  Collateralized mortgage
    obligations.....           5,485    4.41       3,863     2.69      6,485     5.05    10,474   8.30     9,772    9.08
  Mortgage pass throughs         784    0.63       1,131     0.79      2,190     1.70     2,525   2.00        --      --
                              ------  ------    --------     ----    -------   ------   ------- ------   -------  ------

   Total mortgage-backed
     and related securities $124,331  100.00%   $143,313   100.00%  $128,532   100.00% $126,207 100.00% $107,632  100.00%
                             =======  ======     =======   ======    =======   ======   ======= ======   =======  ======

      The following table sets forth the Bank's loan originations and loan and mortgage-backed and related securities purchases, sales and principal payments for the periods indicated.

                                                                     Year Ended December 31,

                                                         1995       1994       1993       1992       1991
                                                         ----       ----       ----       ----       ----

                                                                        (In Thousands)

Total loans receivable (gross):

  At beginning of period..................             $289,830   $275,926   $260,556   $240,018   $254,388

  Mortgage loans originated:

    One-to four-family....................               34,775     52,902     87,061     88,468     33,103

    Commercial real estate................                7,144      6,806      6,509     10,902      7,112

    Construction..........................                2,925      3,516         --        125      1,120
                                                        -------    -------  ---------    -------    -------

      Total mortgage loans originated.....               44,844     63,224     93,570     99,495     41,335



  Mortgage and consumer loans purchased:

    One to four family....................                   --         --         --      8,072         --

    Consumer..............................                   --        127         --         --         --
                                                     ----------    ------  ---------- ---------- ----------

      Total mortgage and consumer loans purchased            --        127         --      8,072         --



Total mortgage loans originated and purchased            44,844     63,351     93,570    107,567     41,335

Consumer loans originated.................                1,048        475        834        710      1,067

Transfer of mortgage loans to real estate owned             (57)    (1,091)      (362)      (619)    (1,650)

Sale of loans.............................               (1,118)    (1,739)   (12,362)   (23,125)   (10,771)

Principal repayments......................              (40,369)   (47,092)   (66,310)   (63,995)   (44,351)
                                                        -------    -------    -------    -------    -------

Total loans receivable at end of period...             $294,178   $289,830   $275,926   $260,556   $240,018
                                                        =======    =======    =======    =======    =======



Mortgage backed securities:

At beginning of period....................             $131,873   $128,532   $126,207   $107,632   $ 67,985

Mortgage backed securities purchased......                   --     51,051     54,697     49,827     59,138

Mortgage backed securities sold...........                   --         --         --     (1,000)    (9,426)

Amortization and repayments...............              (20,318)   (31,039)   (52,372)   (30,252)   (10,065)

Reclass of collateralized mortgage obligations

  to investments available for sale.......                   --   (16,671)        --         --         --
                                                     ----------  -------   ---------- ---------- ----------

At end of period (1)......................             $111,555   $131,873   $128,532   $126,207   $107,632
                                                        =======    =======    =======    =======    =======

-------------------
(1) Consists of held to maturity portfolio and excludes available for sale securities.

      Residential Loans. The primary lending activity of the Bank has been the origination of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing mortgage loans or construct new homes. The Bank generally originates mortgage loans with terms of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Typically, residential real estate loans remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

      Regulations permit thrift institutions to make home loans on which the interest rate, loan balance or term to maturity may be adjusted, provided that the adjustments are tied to specified indices. The Bank presently offers mortgage loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate higher than the corresponding U.S. Treasury Security Index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and not to exceed 11.5% over the life of the loan. At December 31, 1995, adjustable-rate residential first mortgage loans amounted to $69.9 million, or 23.8% of the Bank's total loan portfolio.

      Fixed-rate mortgage loans are underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines. The Bank sells fixed-rate loans in the secondary market from time to time when such sales are consistent with the Bank's asset/liability management goals and can be achieved on terms favorable to the Bank. The Bank generally charges a higher interest rate on such loans if the property is not owner-occupied. At December 31, 1995, $151.6 million or 51.5% of the Bank's total loan portfolio, consisted of long-term fixed-rate first mortgage loans.

      The Bank's lending policies generally limit the maximum loan-to-value ratio on owner-occupied residential mortgage loans to 90% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. Mortgage loans on investment properties are made by the Bank at loan-to-value ratios up to 70%. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank have generally reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Bank. The Bank requires title, fire and casualty insurance on all properties securing real estate loans made by the Bank.

      The Bank actively solicits and originates home equity loans and home equity reserve lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 1995, the Bank had home equity loans in the amount of $12.6 million or 4.3% of its total loan portfolio. Also at December 31, 1995, the Bank had approved $34.3 million in home equity lines of credit, of which $15.1 million was outstanding.

      Construction Loans. The Bank originates loans to finance the construction of one-to four-family dwellings or commercial real estate. Generally, the Bank only makes interim construction loans to individuals if it also makes the permanent mortgage loan on the property. Construction loans to builders are generally made only if the Bank makes the permanent mortgage loan or if the builder has a contract for sale and the purchaser has received a permanent mortgage commitment. At December 31, 1995, the Bank's construction loans amounted to $2.1 million, net of loans in process.

      Interim construction loans to builders generally have terms of up to 18 months and interest rates which adjust at a positive spread over the prime interest rate. Construction loans to build single family residences are available with the interest rate tied to the prime rate. The loans are available to borrowers who qualify for a permanent loan or have a commitment from another lender for the permanent mortgage loan to pay the construction loan.

      Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

      Commercial Real Estate Loans. Loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), constituted $34.7 million, or 11.8%, of the Bank's total loan portfolio at December 31, 1995. Commercial real estate loans and multi-family residential loans have been made in amounts up to $2.3 million, with most of such loans ranging in size from $100,000 to $1.0 million. Permanent loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. The Bank's permanent commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouse and other non-residential buildings, most of which are located in the Bank's primary market area. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust at a positive spread over the prime interest rate or are balloon loans which mature in three to five years with principal amortization for a period of up to 25 years.

     Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's credit worthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on commercial real estate loans. At December 31, 1995, the five largest commercial real estate loans totalled $6.8 million with no single loan larger than $2.3 million. All such loans were current and were performing in accordance with their terms and the property securing such loans in the Bank's market area.

      Consumer. Regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. Consumer loans generally bear higher interest rates than residential mortgage loans, but they also involve a higher risk of default.

      The Bank makes various types of secured and unsecured consumer loans including education loans, lines of credit, automobile loans (new and used) and loans secured by deposit accounts. As of December 31, 1995, consumer loans totalled $4.3 million, or 1.5% of the Bank's total loan portfolio.

Consumer loans generally have terms of six months to 5 years, some of which are at fixed rates and some of which have rates that adjust periodically.

      The Bank intends to continue to emphasize the origination of consumer loans. The Bank believes that the shorter term and the normally higher interest rates available on various types of consumer loans have been helpful in maintaining a profitable spread between the Bank's average loan yield and its cost of funds.

      Consumer loans are advantageous to the Bank because of their interest rate sensitivity, but they also involve more credit risk than residential mortgage loans because of the higher potential of defaults and the difficulties involved in disposing of the collateral, if any.

      Commercial Business Loans. The Bank's portfolio of commercial business loans amounted to $1.8 million, or 0.6% of the Bank's total loan portfolio, at December 31, 1995. These commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. The Bank's commercial business loans are generally made to small and mid-sized companies located within the Bank's primary lending area. In most cases, the Bank requires additional collateral of equipment, chattel or other assets before making a commercial business loan.

      Loan Originations, Purchases and Sales. In the past, the Bank has retained in its portfolio most of the loans it originates. However, the Bank's general policy is to originate fixed-rate mortgage loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA, or other investors in the secondary market. Adjustable-rate mortgage loans are generally not originated under terms and conditions that would permit their sale in the secondary mortgage market to FHLMC or FNMA. From time to time, the Bank's policy has been to sell the majority of its fixed-rate mortgage loan originations. Gains or losses on such sales may occur. This policy was established to reduce the Bank's vulnerability to rapid interest rate movements and to provide a source of funding for ongoing commitments. Fixed-rate mortgages designated for sale are accounted for separately and are carried at the lower of cost or market on a monthly basis in accordance with applicable accounting rules. At December 31, 1995, the Bank had no loans available-for-sale. The Bank continually monitors the loan inventory and its commitments.

      Loan Commitments. The Bank issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. At December 31, 1995, the Bank had outstanding loan origination commitments of approximately $25.7 million.

      Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for origination of the loan. The Bank's loan origination fees generally range from 2% to 3% on conventional residential mortgages and 1% to 2% on commercial real estate loans. All loan origination fees net of incremental direct loan origination costs, are deferred and amortized over the contractual life of the related loans.

      The Bank recognizes other fees and service charges on loans. Other fees and service charges consist of late fees, loan service fees, fees collected with a change in borrower or other loan modifica-tions. The Bank recognized other fees and service charges on loans of $157 thousand for the year ended December 31, 1995 and $179 thousand for the year ended December 31, 1994.

      Residential Mortgage Loan Servicing. The Bank services loans retained in its portfolio and loans which were originated by the Bank and resold through the secondary mortgage market with the servicing rights to those loans retained by the Bank. The loan servicing activities of the Bank include collecting and remitting loan payments, holding escrow funds for the payment of real estate taxes and insurance premiums and generally administering the loans. Under the loan servicing contracts, the Bank receives servicing fees that are withheld from the monthly payments made to investors. The servicing spreads on loans serviced are usually based on the unpaid principal balance of the loan being serviced and typically range from .25 percent to .375 percent per annum of declining principal balance on the loans. At December 31, 1995, the Bank serviced for others 736 loans with an outstanding aggregate balance of $34.4 million. Loan servicing income for the years ended December 31, 1995, and 1994, was $113 thousand and $132 thousand, respectively.

      Collection Procedures. The Bank's collection procedures provide that a late charge will be assessed after a loan is 15 days delinquent. When a loan is more than 30 days delinquent, the borrower will be contacted by mail or phone and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 90 days or more, the Bank generally will initiate foreclosure proceedings.

      Non-Performing Loans. Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

      Impaired Loans. The Bank considers all non-accrual loans as well as any loans in which it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement as impaired. Small balances of homogeneous loans such as delinquent residential mortgages and delinquent consumer installment loans are collectively measured for impairment and a reserve is established based on historical loss data. Certain larger balance impaired loans and other impaired loans are reviewed individually and reserves are established based on a discounted cash flow analysis or as a practical expedient, the underlying collateral value. Interest income on impaired loans is recognized on a cash basis.

      The following table sets forth information regarding impaired loans, troubled debt restructured and real estate owned assets by the Bank at the dates indicated.


                                                      At December 31,

                                        1995       1994       1993       1992       1991
                                        ----       ----       ----       ----       ----
                                                  (Dollars in Thousands)

Impaired loans - non-accrual:

Mortgage loans:
  One-to four-family.............     $2,502     $1,446     $3,395     $2,780    $ 2,070

  Commercial real estate.........      1,604      1,040      1,266      1,261        662

  Consumer and other.............          6        469         13        571        604
                                     -------     ------     ------     ------     ------

    Total impaired non-accrual loans  $4,112     $2,955     $4,674     $4,612    $ 3,336
                                       =====      =====      =====      =====     ======


Other impaired loans.............        354         --         --         --         --

Troubled debt restructuring......    $634(1)     $1,143     $  663     $  642     $  938

Real estate owned, net...........        669      1,812      1,624      1,714      3,791

Other non-performing assets......      1,228      1,428      1,453      2,203      3,117
                                       -----      -----      -----      -----     ------

Total non-performing assets......     $6,997     $7,338     $8,414     $9,171    $11,182
                                       =====      =====      =====      =====     ======



Total non-accrual loans to net loans   1.43%      1.04%      1.74%      1.81%      1.47%
                                       ====       ====       ====       ====       ====

Total non-accrual loans to
  total assets                         0.82%      0.61%      1.05%      1.07%      0.86%
                                       ====       ====       ====       ====       ====

Total non-performing assets to total
  assets                               1.39%      1.52%      1.89%      2.12%      2.84%
                                       ====       ====       ====       ====       ====



(1) Loans restructured prior to SFAS Nos. 114 and 118 effective date and performing in accordance with the terms of the restructuring agreement.

      Classified Assets. Classified assets generally consist of assets which have possible credit risk and/or have sufficient degree of risk or potential weakness to warrant management's close attention. Each asset is assigned a quality rating based on management's best judgement concerning the degree of risk and the likelihood of repayment or orderly liquidation. Quality ratings are divided into the following groups: Pass and Special Mention (unclassified), Substandard, Doubtful and Loss.

      An asset classified Substandard is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have well-defined weakness or weaknesses. An asset classified Substandard has shown an inability or unwillingness on the part of the borrower and/or guarantors to meet their obligations or the collateral securing the obligation has deteriorated in some condition. Such assets have a well-defined weakness that points to the distinct possibility that the Bank will not be paid back in a timely fashion and it may require legal action to effect payment.

      An asset classified Doubtful has all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of a loss on a Doubtful asset is high. However, due to important and reasonably specific pending factors, which may work to strengthen (or weaken) the asset, its classification as an estimated loss is deferred until its more exact status can be determined.

      An asset classified Loss is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be effected in the future.

      Federal regulations require that each insured institution classify its own assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, classify them. Assets classified as Substandard or Doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified Loss, the insured institution must either establish specified allowances for loan losses in the amount of 100 percent of the portion of the asset classified Loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified Substandard or Doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. OTS and FDIC examiners may disagree with the insured institution's classification and amounts reserved.

      The following table sets forth information with respect to the Bank's classified assets for the periods indicated. The Bank had no assets classified as Loss for the periods indicated.


                                                   At December 31,

                                   1995       1994        1993       1992       1991
                                  ------     ------      ------     ------     -----
                                                    (In Thousands)

Classified Assets:

 Substandard Loans:

  One- to four-family.........      $2,502     $1,446      $3,395     $2,234    $2,203

  Commercial real estate......       4,247      3,763       5,503      5,782     5,961

  Consumer and other..........           6        469          13        415       215
                                   -------     ------      ------     ------    ------

    Total loans...............       6,755      5,678       8,911      8,431     8,379
                                     -----     ------      ------     ------    ------



 Real Estate held for development,

    net ......................       1,228      1,428       1,453      2,203     3,117

 Real estate owned, net.......         669      1,812       1,624      1,714     3,791
                                    ------     ------      ------     ------    ------

  Total Substandard...........      $8,652    $ 8,918     $11,988    $12,348   $15,287
                                     =====     ======      ======     ======    ======



  Doubtful loans..............    $     --  $      --  $     --     $    625  $    535
                                   -------   --------   ---------    -------   -------

  Total Doubtful..............    $     --  $      --  $     --     $    625  $    535
                                   =======   ========   =========    =======   =======



Total Classified Assets.......      $8,652    $ 8,918     $11,988    $12,973   $15,822
                                     =====     ======      ======     ======    ======


      At December 31, 1995, the Bank's non-performing loans consisted primarily of loans secured by residential and commercial real estate. The largest non-performing loan consisted of a loan in the amount of $775 thousand secured by a first mortgage on a commercial real estate property operating as a wine and spirits/delicatessen.

      For a full explanation of the Bank's assets classified as Substandard at December 31, 1995, see "--Subsidiary and Land Development Activities".

      Real Estate Owned. The Bank's real estate owned classified as Substandard at December 31, 1995, consisted of properties valued at $982 thousand, gross. These properties are carried at the lower of book value or fair market value less estimated costs to sell and are analyzed by management on a periodic basis. The real estate owned is comprised of (i) two residential single family homes with a net book value of $126 thousand, (ii) 18 acres of land, with a net book value of $818 thousand, which is zoned for the construction of 109 townhouses, and (iii) a condominium with a net book value of $38 thousand. See "--Provision for Loan and Real Estate Losses."

      Provision for Loan and Real Estate Losses. A provision for loan losses is charged to operations based on management's evaluation of the risk inherent in its loan portfolio in relation to the level of the allowance for loan losses and changes in the nature and volume of its loan activity. For the year ended December 31, 1995, the Bank charged $120 thousand and $354 thousand, to operations as a provision for losses on loans and real estate owned, respectively.

      The Bank provides valuation reserves for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which, the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, the Bank also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 1995, the Bank had an allowance for loan losses of $2.8 million. In 1995, the Bank charged off $120 thousand in the allowance for losses on real estate owned, resulting in an allowance of $313 thousand as of December 31, 1995.

      As a result of the decline in real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions, undertaken as a part of the examination of the institutions by the FDIC, OTS or other federal or state regulators. The results of recent examinations of other depository institutions indicate that these regulators may be applying more conservative criteria in evaluating real estate market values. While the Bank believes it had established its existing allowance for loan losses in accordance with Generally Accepted Accounting Principles ("GAAP") at December 31, 1995, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to significantly increase its allowance for loan losses, thereby adversely impacting the Bank's financial condition and earnings. The Bank's most recent regulatory examination was completed in January 1995. No further additions to the allowance for loan losses were required as a result of the examination.

      The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                             For the Year Ended December 31,

                                  1995       1994        1993         1992        1991
                                  ----       ----        ----         ----        ----
                                                 (Dollars in Thousands)

Balance at beginning of period     $2,622     $2,589       $2,380      $1,839      $  992

Loans charged-off:

  One-to four-family..........        (13)       (44)          --         (18)       (510)

  Commercial real estate......         --         --           --          --          --

  Construction................         --         --           --          --          --

  Consumer....................         (6)       (37)          (8)         (6)        (35)

  Commercial business.........         --        (38)          --         (95)         --
                                    -----     ------        -----      ------        ----

    Total charge-offs.........        (19)      (119)          (8)       (119)       (545)

Recoveries....................         44         86           15           8          21
                                    -----       ----         ----       -----       -----

Net loans charged-off.........         25        (33)           7        (111)       (524)
                                    -----      -----         ----      ------      ------

Provision for possible loan losses    120         66          202         652       1,371
                                    -----      -----        -----       -----       -----

Balance at end of period......     $2,767     $2,622       $2,589      $2,380      $1,839
                                    =====      =====        =====       =====       =====

Ratio of net charge-offs to
  average loans outstanding
  during the period                 0.009%     0.012%     (0.003%)      0.046%      0.217%


      The following table sets forth the breakdown of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowances to absorb losses in any category.


                                                                       At December 31,

                                   1995                 1994                 1993                 1992                1991
                                  ------               ------               ------               ------              -----

                                      Percent of           Percent of          Percent of          Percent of            Percent of
                                      Loans to             Loans to            Loans to            Loans to              Loans to
                             Amount   Total Loans Amount   Total Loans Amount  Total Loans Amount  Total Loans  Amount   Total Loans
                            --------  ----------- ------   ----------- ------  ----------- ------  -----------  ------   -----------

Allowance for                                                      (Dollars in Thousands)

  Loans:

  One-to four-family......  $1,718(1)     84.74%   $1,656      84.83%  $1,613      86.00%  $  927        85.08%  $  385     83.23%

  Commercial real estate..     819(2)     11.81       757      11.12      757      10.47      897        11.38      876     10.58

  Construction............      21         1.38        29       1.97       13       1.51       10         1.06       37      1.75

  Consumer and other......      68(1)      1.47        70       1.49       66       1.52      286         1.62      219      2.81

  Commercial business.....     141(2)      0.60       110       0.59      140       0.50      260         0.86      322      1.63
                            ------      -------     -----    -------    -----    -------    -----      -------    -----   -------


      Total allowance for
        loan losses         $2,767       100.00%   $2,622     100.00%  $2,589     100.00%  $2,380       100.00%  $1,839    100.00%
                            ======       ======    ======     ======   ======     ======   ======       ======   ======    ======






(1) Includes reserves for impaired loans collectively measured for impairment of residential real estate and consumer loans of $144 thousand and $6 thousand, respectively.

(2) Includes reserves for impaired loans individually measured for impairment of commercial real estate and commercial business of $241 thousand and $109 thousand, respectively.

      Changes in the allowance for losses on real estate owned are as follows:


                                                Year Ended December 31,

                                      1995       1994        1993         1992         1991
                                     ------     ------       ------       -----       ------
                                                       (In Thousands)

Balance at beginning of year..        $ 79      $  --         $  --      $ 16          $ --


Provisions charged to operations       354        158            29       729           481

Charge-offs...................        (120)       (79)          (29)     (745)         (465)

Recoveries....................          --         --            --        --            --
                                       ---       ----           ---       ---           ---

  Balance at end of year......        $313      $  79         $  --      $ --          $ 16
                                       ===       ====          ====       ===           ===




Mortgage-Backed Securities

      The Bank purchases mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") and the FNMA and participation certificates issued by the FHLMC. GNMA mortgage-backed securities are certificates issued and backed by the GNMA and are secured by interests in pools of mortgages which are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans' Administration ("VA"). FHLMC mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages originated by financial institutions. At December 31, 1995, these mortgage-backed securities held to maturity, consisting of GNMA, FHLMC, FNMA, and private pass-through certificates amounted to $111.5 million or 22.2% of total assets.

Investment Activities

      Farmers and Mechanics investment policy is to ensure safety and soundness, provide and maintain the liquidity ratios required under regulations of the OTS, optimize the Bank's return on investments, provide low-risk, high-quality assets, manage the overall interest rate sensitivity of the portfolio and serve as a vehicle to absorb excess funds when loan demand is low and to infuse funds when loan demand is high. The amount of the Bank's investment portfolio at any time will depend in part upon the Bank's loan origination volume and the availability of attractive long-term investments. Investment decisions are based on a thorough analysis of each investment to determine quality, prospects for yield and appreciation and any inherent risks. See "Regulation."

      At December 31, 1995, Farmers and Mechanics had an investment portfolio of $66.3 million, of which $22.8 million was available for sale, consisting primarily of U.S. Government securities and obligations of U.S. Government agencies. For more information on the Bank's investment activities see Notes 2 and 3 of the Notes to the Consolidated Financial Statements. Other investment activities of the Bank, which are not reported as part of the Bank's investment portfolio, include an investment of $4.1 million in FHLB stock, which is required as part of its membership in the Federal Home Loan Bank system (see "--Regulation -- Federal Home Loan Bank System"), and $181 thousand in interest bearing deposits and overnight investments.

      The following table sets forth the carrying value and market value of the Bank's investment securities and securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.


                                                              At December 31,

                                               1995                 1994                 1993
                                              ------               ------               -----

                                                  Estimated            Estimated           Estimated
                                        Carrying   Market    Carrying   Market    Carrying  Market
                                         Value      Value     Value      Value     Value     Value
                                         -------    -------   -------    -------  -------    -------
                                                              (In Thousands)

Investment securities held to maturity:

  U.S. government and agency securities  $34,086    $34,110   $20,964    $19,726  $17,044    $17,078

  Reverse Repurchase Agreements.......     9,000      9,000        --         --       --         --

  Municipal bonds.....................       464        464       240        235      106        107

  U.S. Treasuries.....................        15         14        --         --       --         --

Investment securities available for sale:

  U.S. Agencies.......................     7,928      7,928        --         --       --         --

  U.S. Treasuries.....................     1,980      1,980        --         --       --         --

  REMIC's.............................     7,291      7,291     7,577      7,577       --         --

  CMO's...............................     5,485      5,485     3,863      3,863       --         --

  ARM mutual fund ....................        --         --        --         --    3,513      3,513

  Common Stock........................        84         84        26         26       26         26
                                         -------    -------   -------    -------  -------    -------

      Total investment securities.....    66,333     66,356    32,670     31,427   20,689     20,724
                                          ------     ------    ------     ------  -------     ------

  Federal Home Loan Bank of New York
    stock.............................     4,058      4,058     3,728      3,728    3,488      3,488

  Interest bearing deposits and overnight
    investments.......................       181        181     1,955      1,955      528        528
                                          ------     ------    ------     ------  -------     ------

     Total investments................   $70,572    $70,595   $38,353    $37,110  $ 24,705   $24,740
                                          ======     ======    ======     ======   =======    ======


      The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1995.


                                                                                        More than
                    One Year or Less       One to Five Years    Five to Ten Years       Ten Years       Total Investment Securities
                   Carrying    Average    Carrying    Average   Carrying  Average   Carrying  Average   Carrying  Market   Average
                     Value      Yield      Value       Yield     Value     Yield     Value     Yield     Value    Value    Yield
                   -------    -------    -------     -------   -------   -------    -----     -----     -------  -------   -------

Investment securities held to                                       (Dollars in Thousands)
maturity:

 U.S. government and
  agency obligations  $2,000     4.80%      $8,999      5.39%   $14,591     7.26%    $8,496     7.50%    $34,086    $34,110    6.68%

 Municipal Bond.....     360      4.08         104       5.09        --        --        --        --        464        464     4.30

 Reverse Repurchase

  Agreements........   9,000      6.07          --         --        --        --        --        --      9,000      9,000     6.07

 U.S. Treasuries....      --        --          15       3.50        --        --        --        --         15         14     3.50

 MBS................      --        --       9,490       7.36    12,140      7.78    89,925      7.11    111,555    113,605     7.21

Investment securities
available for sale:

 Common stock.......      84        --          --         --        --        --        --        --         84         84       --

 U.S. Government....      --        --       4,907       5.19     5,000      7.25        --        --      9,907      9,907     6.22

 CMOs...............     229      4.59       2,186       6.42        --        --     3,070      5.50      5,485      5,485     5.83

 REMICs.............      --        --          --         --        --        --     7,291      5.86      7,291      7,291     5.86
                      ------      ----    --------     ------   -------    ------     -----    ------     ------      -----     ----

   Total............ $11,673     5.72%     $25,701      6.16%   $31,731     7.46%  $108,782     7.01%   $177,887   $179,960    6.89%
                      ======     ====       ======      ====     ======     ====    =======     ====     =======    =======    ====


Subsidiary and Land Development Activities

      Farmers and Mechanics is generally permitted to invest an amount equal to 3% of its total assets in subsidiary service corporations with at least 1% of that investment in community reinvestment activities. Under such 3% limitation, at December 31, 1995, Farmers and Mechanics was authorized to invest up to approximately $15.0 million in the stock of or loans to its subsidiary service corporations. As of December 31, 1995, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans in its subsidiaries was $1.2 million, all of which had been invested in the Bank's wholly owned subsidiary corporations, which were organized to engage in real estate development activities.

      Under FIRREA, savings associations are required to deduct from capital an increasing percentage of their investments in, and extensions of credit to, service corporations engaged in activities which are not permissible for national banks. The real estate development activities of the Bank's service corporation are not permissible for national banks, as promulgated by FIRREA. Absent the approval of a request for an additional time period over which to phase-in the deduction, the deduction rose to 100% on July 1, 1994. At December 31, 1995, the Bank's investment in and advances to subsidiaries engaged in non-permissible activities amounted to $1.2 million of which $1.2 million was deducted from tangible, core and risk-based capital.

      Real estate held for development represents a high degree of credit risk because of the relatively long period of time needed to obtain necessary developmental approvals and the uncertainty of future market conditions. During recent periods, conditions in the real estate market deteriorated as a result of unfavorable interest rates, the general unavailability of credit, a slow down in home sales and construction, and a surplus of available real estate. These conditions have contributed to many project failures throughout the industry and have reduced the demand for land. As a result, property values have declined and substantial losses have been incurred by many institutions. During the year ended December 31, 1995, and 1994, the Bank recorded provisions for losses on real estate held for development totalling $200 thousand and $0, respectively. There can be no assurance that conditions in the economy or real estate market will not deteriorate further.

      The Board of Directors of Land Financial Services, Inc., a wholly owned subsidiary of the Bank, passed a resolution in February 1991 to cease all new direct real estate investment activities. In addition, the Board further resolved that there shall be no new real estate investment in connection with existing assets except those investments which are necessary to preserve and protect the existing assets so that such assets can be liquidated as soon as practical. Management believes that divesture of its present land investment may take several years, depending on market conditions.

Deposit Activities and Other Sources of Funds

      General. Deposits are the major source of Farmers and Mechanics funds for lending and other investment purposes. In addition to deposits, Farmers and Mechanics derives funds from loan principal and interest repayments and prepayments, principal and interest payments on mortgage-backed securities and other investment securities, advances from the FHLB of New York and other borrowings (see "Borrowings" below). Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

      Deposits. Deposits are attracted from within the Bank's primary market area of Burlington County, New Jersey, through the offering of a broad selection of deposit instruments including regular NOW accounts, Super NOW accounts, money market accounts, regular passbook accounts, certificates of deposit and IRA accounts. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank is a member of an automated teller machine network.

      The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not have any brokered deposits and has no present intention to accept or solicit such deposits.

      Certificates of Deposit Maturity Schedule. The following table sets forth the amount and maturities of the Bank's certificates of deposit at December 31, 1995.


                           Less than     1 to       2 to      After
                             1 year     2 years   3 years    3 years     Total
                            --------    -------   -------    -------    ------

                                               (In Thousands)

 2.01 - 4.00%............    $ 16,554   $     13  $     --  $      --    $ 16,567

 4.01 - 6.00%............      91,518     20,572    11,824     18,033     141,947

 6.01 - 8.00%............      34,559      8,724     2,429     21,315      67,027

 8.01 - 10.00%...........         658        188     1,081      1,902       3,829

10.01 - 12.00%...........          51          3        --         59         113
                            ---------   --------  --------   --------    --------

     Total...............    $143,340    $29,500   $15,334    $41,309    $229,483
                              =======     ======    ======     ======     =======




      Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1995.

Maturity Period of Deposits                        Certificates of
                                                       Deposit
                                                   ---------------
                                                   (In Thousands)

Three months or less.............................      $ 3,608

Three through six months.........................        2,755

Six through twelve months........................        2,778

Over twelve months...............................        6,483
                                                        ------

     Total.......................................      $15,624
                                                        ======

      Deposit Rate. The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.


                                                                     At December 31,

                                          1995                             1994                             1993
                                         ------                           ------                           -----

                                                   Weighted                         Weighted                         Weighted
                                        Percent    Average                Percent    Average               Percent    Average
                             Average   of Total    Nominal     Average   of Total    Nominal    Average   of Total    Nominal
                             Balance   Deposits      Rate      Balance   Deposits     Rate      Balance   Deposits     Rate
                             -------   --------    --------    -------   --------   --------   --------   --------   --------

                                                                     (In Thousands)

Passbook and regular savings  $66,798      15.93%       2.54%   $66,608      15.52%      2.50%  $ 57,781      14.19%      2.71%

NOW checking accounts.....     63,607      15.17        1.11     60,226      14.03       1.09     49,545      12.17       1.48

Money market deposit accounts  58,990      14.06        2.66     71,423      16.64       2.67     71,609      17.59       2.88

Certificates of deposit...    229,103      54.63        5.21    221,990      51.70       4.44    219,454      53.89       5.06

Surrogate statement.......        896       0.21        6.10      9,094       2.11       4.81      8,795       2.16       4.89
                              -------    -------     -------   --------     ------     ------   --------     ------      -----

  Total Deposits..........   $419,394     100.00%       3.81%  $429,341     100.00%      3.39%  $407,184     100.00%      3.91%
                              =======     ======      ======    =======     ======     ======    =======     ======      =====


      Borrowings. Savings deposits are the primary source of funds for Farmers and Mechanics lending and investment activities and for its general business purposes. From time to time, however, the Bank has relied upon other borrowings to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

      The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, Farmers and Mechanics is required to own capital stock in the FHLB of New York and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit worthiness have been met. Under its current credit policies, the FHLB of New York limits advances to 30% of a member's assets. At December 31, 1995, the Bank had $24.5 million in FHLB advances outstanding at a weighted-average interest rate of 5.96%. The advances are collateralized by FHLB stock and certain first mortgage loans.

      On July 28, 1994 the Corporation issued $10 million of 10% Subordinated Debentures (the "Debentures") due 2004. Interest is payable on the Debentures semi-annually on February 1 and August 1 of each year. The Corporation made its first interest payment on the Debentures on February 1, 1995. The Corporation used the proceeds for expansion of the Corporation's operations through branch acquisitions and general corporate purposes. The Debentures were issued under an Indenture which provides that the Corporation cannot declare or pay dividends on, or purchase, redeem or acquire for value its capital stock, return any capital to holders of capital stock as such, or make any distribution of assets to capital stockholders as such, unless, from and after the date of any such dividend declaration or the date of any such purchase, redemption, payment or distribution specified above, the Corporation retains at all times cash, cash equivalents (as determined in accordance with generally accepted accounting principles) or marketable securities (with a market value as measured on the applicable Declaration Date or Redemption Date) in an amount sufficient to cover the two consecutive semi-annual interest payments that will be due and payable.

Personnel

      As of December 31, 1995, the Corporation, including its subsidiaries, had 143 full-time employees and 99 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

Competition

      The Bank faces strong competition in its attraction of savings deposits and in the origination of real estate loans. Its most direct competition for savings deposits has historically come from other thrift institutions and commercial banks located in Burlington County and the contiguous counties. The Bank's competition for real estate loans is principally from other thrift institutions, commercial banks, and mortgage banking companies.

      The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. The Bank competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, convenient office locations, tax-deferred retirement programs and other miscellaneous services.

Regulation

      Set forth below is a brief description of certain laws which are related to the regulation of the Bank and the Corporation. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Corporation

      General. The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for stockholders of the Corporation.

      Restrictions on Acquisitions. If the Corporation acquires control of another savings institution as a separate subsidiary (other than a financially troubled institution acquired pursuant to special provisions of the Federal Deposit Insurance Act), the Corporation would become a multiple savings and loan holding company whose activities and those of its subsidiaries (other than the Bank or any other savings association) would become subject to restrictions under the Home Owners' Loan Act ("HOLA"). No such multiple savings and loan holding company or subsidiary thereof that is not a savings association may commence, or continue for more than 180 days after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than
(i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or an escrow business; (iii) holding or managing properties used or occupied by a subsidiary savings association; or (iv) acting as a trustee under deeds of trust. In addition, unless prohibited or limited by the OTS, such a multiple savings and loan holding company may engage in non-banking activities permissible for bank holding companies, including, but not limited to, investment advice, leasing, underwriting credit insurance, management consulting services, and securities brokerage activities, as the Federal Reserve Board determines under section 4(c)(8) of the Bank Holding Company Act of 1956 ("BHCA"), and may engage in those activities authorized by the OTS. Such a multiple savings and loan holding company must obtain prior OTS approval before it may engage in any particular activity permissible for bank holding companies under section 4(c)(8) of the BHCA.

      Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days' written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

      Payment of Dividends. The Corporation's principal source of income is dividends to the extent declared and paid by the Bank. Therefore, restrictions on the Bank's ability to pay dividends may impact on the Corporation's ability to pay dividends to stockholders.

Regulation of the Bank

      General. As a federally-chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

      The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

      The Bank  must  file  reports  with the OTS and the  FDIC  concerning  its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Corporation, the Bank and their operations.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes a number of mandatory supervisory measures on savings associations, such as the Bank. The FDICIA requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate federal banking regulators; having an annual independent audit of financial statements performed by an independent public accountant; and establishing an independent audit committee comprised solely of outside directors. The FDICIA also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. The FDICIA also requires the FDIC to assess deposit insurance premiums based on risk. It is anticipated that the Bank will be subject to certain additional FDICIA requirements in fiscal year 1996.

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). FIRREA gives the FDIC the authority to suspend the deposit insurance of any savings association without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

      Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The management of the Bank is unaware of any practice, condition or violation that might lead to termination of its deposit insurance.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore and preserve the ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, under the FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended December 31, 1995, amounted to $974 thousand.

      In August 1995, the FDIC lowered the insurance premium for members of the BIF, primarily commercial banks, to a range of between 0.04% and 0.31% of deposits. In November 1995, the FDIC again lowered BIF premiums further whereby most BIF-insured institutions would pay only the statutory minimum of $2 thousand annually. This reduction in insurance premiums for BIF members could place SAIF members, primarily savings associations, such as the Bank, at a material competitive disadvantage to BIF members and, for the reasons set forth below, could have a material adverse effect on the results of operations and financial condition of the Bank in future periods.

      The disparity in insurance premiums between those required for the Bank and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that possible for the Bank and put competitive pressure on the Bank to raise its interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits.

      Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed by the U.S. Congress, federal regulators, industry lobbyists and the Administration. One plan that has gained support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of approximately 85 basis points on the amount of deposits held by the member institution to recapitalize the SAIF. If an 85 basis point (0.85%) assessment was effected, based on deposits as of March 31, 1995, the Bank's pro rata share would amount to $2.3 million after taxes. If the Bank is required to pay the proposed special assessment, future deposit insurance premiums are expected to be reduced from 0.23% to approximately 0.06%. Based upon the Bank's deposits as of December 31, 1995, the Savings Bank's deposit insurance expense would decrease by approximately $460 thousand per year after taxes. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level comparable to that of BIF premiums.

     Examination Fees. In addition to federal deposit insurance premiums, savings institutions like the Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the

OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries.

      Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

      Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights valued at the lower of the maximum percentage established by the OTS or the amount includable in core capital. Core capital is defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, plus purchased mortgage servicing rights valued at the lower of 90% of fair market value, 90% of original cost or 100% of the current amortized book value as determined under GAAP, and qualifying supervisory goodwill, less nonqualifying intangible assets.

      The OTS leverage ratio regulation establishes a core capital ratio of at least 3% for those savings associations in the strongest financial and managerial condition based on the "CAMEL" rating system currently in use by the OTS. Those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, are required to maintain a ratio of core capital to adjusted total assets of 3%. All other savings associations are required to maintain minimum core capital of at least 4% of total adjusted assets, with a maximum core capital ratio requirement 5%. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. The OTS did not indicate in the proposed regulation the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMEL rating system. At December 31, 1995, the Savings Bank's ratio of core capital to total adjusted assets was 7.38%.

      The OTS regulations also require savings associations to deduct from capital, for purposes of meeting the leverage tangible and risk-based capital requirements, their investments in and loans to a subsidiary engaged in activities not permissible for a national bank ("nonconforming subsidiaries") in increasing amounts until fully deducted after June 30, 1994 (or June 30, 1996 if the OTS specifically permits such extended period). At December 31, 1995, the Bank had $1.2 million invested in nonconforming subsidiaries all of which was deducted from the Bank's regulatory capital.

      On January 20, 1993, the OTS issued a statement imposing certain limitations on the inclusion of net deferred tax assets calculated under FAS 109 in regulatory capital. Deferred tax assets that are dependent on future taxable income or the institution's tax planning strategies may only be counted as a component of Tier 1 capital to the extent they do not exceed the lesser of: (i) 10% of Tier 1 capital, or (ii) the amount of such benefits which may be realized based on one year's projected earnings.

      The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8.0% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock and the allowance for loan losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans and other assets.

      OTS Regulations set forth the methodology for calculating an interest rate risk ("IRR") component which is added to the risk-based capital requirements for OTS regulated thrift institutions. Under the Regulations, savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating their risk-based capital requirement. Specifically, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point decrease in market interest rates. The IRR component to be deducted from total capital is equal to one-half the difference between an institution's measured exposure and the "normal" level of exposure which is defined as two percent of the estimated economic value of its assets.

      Prompt Corrective Action. The FDICIA also establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions.
Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

      Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Corporation, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Corporation. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank's Conversion.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1995, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Finally, under the FDICIA, a savings association is prohibited from making
a  capital   distribution  if,  after  making  the  distribution,   the  savings
association would be "undercapitalized".

      Qualified Thrift Lender Test. HOLA requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test is on a monthly basis in nine out of every 12 months. As of December 31, 1995, the Bank was in compliance with its QTL requirement with 83.69% of its assets invested in QTIs.

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Bank received an "Outstanding" rating as a result of its last evaluation in October 1995.

      Loans-to-One Borrower. Under the HOLA, as amended, savings institutions are subject to the national bank limits on loans-to-one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank does not have any loans to one borrower which exceed these limits.

     Transactions With Related Parties. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank's capital. Affiliates of the Bank include the Corporation and any company which would be under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate which is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case-by-case basis.

      The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as such entities such persons control are currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed. OTS regulations, with the exception of minor variations, apply Regulation O to savings associations.

      Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. The Bank's liquidity ratio equalled 10.63% at December 31, 1995.

      Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term U.S. Government obligations), and long-term assets (e.g., U.S. Government obligations of more than one and less than five years and state agency obligations with a minimum term of 18 months). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Association of Primary Dealers in the United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of the securities. FIRREA also authorized the OTS to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1995, the Bank had $4.1 million in FHLB stock, which was in compliance with this requirement.

      The FHLB is required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 1995, dividends paid by the FHLB of New York to the Bank totalled $308 thousand.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS.

      Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 1995.

Item 2.  Properties

      The following table sets forth the location of the Bank's offices, the net book value of each facility, including furniture, fixtures and equipment, as well as certain additional information relating to these offices as of December 31, 1995. The net book value of the Bank's investment in office property and equipment, including electronic data processing equipment, totalled $12.8 million at December 31, 1995.


                                Year Facility
                                 Opened or                        Square
                                  Acquired     Total   Net Book  Footage of   Owned/
                                 in Merger  Investment Value(1)  Building     Leased
                                ----------- ---------- --------  ----------   ------
                                              (Dollars in Thousands)

Burlington Township...........     1962       $4,214   $1,695    6,624        Owned
  Administrative Building
  811 Sunset Road & Salem Road
  Burlington, NJ  08016

Burlington Township...........     1992        2,195    1,903   24,315        Owned
  Administrative Building
  3 Sunset Road & Route 541
  Burlington, NJ  08016

Burlington Township Branch....     1984        1,264      883    3,512        Owned
  809 Sunset Road & Salem Road
  Burlington, NJ  08016

City of Burlington Branch.....     1958          372      150    3,575        Owned
  352 High Street
  Burlington, NJ 08016

Medford Lakes Branch..........     1967          533      194    1,848        Owned
  Lakes Shopping Center
  712 Stokes Road
  Medford, NJ 08055

Moorestown Branch.............     1979        1,057      624    5,473        Owned
  53 East Main Street
  Moorestown, NJ 08057









Edgewater Park Branch.........     1975          778      585    2,600        Owned
  1149 Cooper Street & Elm Street
  Edgewater, NJ 08010

Mt. Laurel Branch.............     1973        1,800    1,198    4,700        Owned
  4522 Church Road & Church Street
  Mt. Laurel, NJ 08054

Lumberton Branch..............     1991          787      584    2,856    Leased (2)
  Lumberton Plaza
  1636-61 Route 38
  Lumberton, NJ 08048

Willingboro Branch............     1991          416      357    1,617        Owned
  399 Charleston Road & JFK Way
  Willingboro, NJ 08046

Medford Branch................     1991          114       44    2,500       Leased
  Taunton Forge Shopping Center
  200 Tuckerton Road & Taunton Road
  Medford, NJ 08055

Southampton Branch............     1992          657      558    2,250        Owned
  1841 Route 70 & Red Lion Circle
  Southampton, NJ  08088

Eastampton Branch.............     1994          571      498    2,266        Owned
  1191 Woodlane Road
  Eastampton, NJ  08060

Willingboro East Branch.......     1994          626      549    3,200        Owned
  611 Beverly-Rancocas Road
  Willingboro, NJ 08046

Willingboro West Branch.......     1994          402      381    3,100        Owned
  1 Rose Street & Beverly-Rancocas Road
  Willingboro, NJ 08046

Delran Branch.................   1995(5)         604      596    2,891        Owned
  3002 North Route 130
  Delran, NJ 08075

Bordentown Branch.............   1995(6)         404      404    3,600        Owned
  335 Farnsworth Avenue
  Bordentown, NJ 08505

Voorhees Land.................     1990          373      373     N/A         Owned
  Evesham Road & Main Street
  Voorhees, NJ 08043

Cinnaminson Building..........   1994(3)         498      498   32,200        Owned
  2601 & 2603 Route 130
  Cinnaminson, NJ 08077








Medford 541 Land..............   1994(4)         262      262     N/A         Owned
  7 Wilkins Station Road
  Medford, NJ 08055

Cinnaminson Land..............   1995(7)         170      170     N/A         Owned
  1703 Highland Avenue
  Cinnaminson, NJ 08077

Medford 541-2 Land............   1995(8)         267      267     N/A         Owned
  Church Road & Route 541
  Medford, NJ 08055

    Total.....................               $18,364  $12,773
                                              ======   ======

(1) As of December 31, 1995. Represents the net book value of land, building, furniture, fixtures and equipment owned by the Bank.
(2)   Lease expires August 20, 2021.
(3)   Purchased in April 1994, a future location for retail banking.
(4) Medford 541 land purchased in September 1994, will be put up for sale in lieu of another parcel of land.
(5)   Branch opened in July 1995.
(6)   Purchased in November 1995.  Branch opened in February 1996.
(7)   Purchased in June 1995 and is a future location for retail banking.
(8)   Purchased in October 1995 and is a future location for retail banking.

Item 3.  Legal Proceedings

      The Bank is periodically involved as a plaintiff or defendant in various legal actions, such as actions to enforce liens, condemnation proceedings on properties in which the Bank holds mortgage interests, matters involving the making and servicing of mortgage loans and other matters incident to the Bank's business. In the opinion of management, none of these actions individually or in the aggregate is believed to be material to the financial condition or business of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    Part II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

     The information contained under the section captioned "Stock Market Information" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1995 (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data

     The information contained in the table captioned "Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Corporation's financial statements are listed in Item 14 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

      The executive officers of the Corporation are as follows:

Name                         Age(1)    Position

Charles B. Yates..........     56      Chairman of the Board

Craig W. Yates............     53      President and Chief Executive Officer

Channing L. Smith.........     52      Vice President and Chief Financial
                                       Officer

James E. Igo..............     39      Senior Vice President and Mortgage
                                       Officer

Thomas M. Topley..........     35      Senior Vice President and Corporate
                                       Secretary


(1)  At December 31, 1995.

      The principal office of each executive officer is set forth below.

      Charles B. Yates is Chairman of the Board of the Corporation and the Bank. Mr. Yates has been a private investor for seven years. He previously was president of Yates Industries, Inc., a New York Stock Exchange listed manufacturing company from 1967 to 1982. He was also Vice Chairman of Square D Corporation from 1982 to 1983 and served as Assemblyman and State Senator in the New Jersey Legislature from 1972 to 1982.

      Craig W. Yates serves as President and Chief Executive Officer. He became a director of the Bank in January 1990 and President of the Corporation and the Bank on December 31, 1990. For the previous five years, Mr. Yates was a private investor. In his capacity as President, Mr. Yates is responsible for the operations of the Corporation pursuant to the policies and procedures adopted by the Board of Directors.

      Channing L. Smith serves as Vice President and Chief Financial Officer since October 1994. In this capacity he is responsible for the management of the accounting, treasury, investment, data processing, loan servicing and human resources of the Bank. From April 1994 to October 1994, he served as controller. From January 1990 to April 1993 he served as corporate Controller for Circuit Foil USA.

      James E. Igo has served as Vice President and Senior Mortgage Lending Officer since November 1991. In that capacity he is responsible for overall loan production, credit quality, product development and the creation of lending policies and procedures. From September 1990 to November 1991, he served as the Vice President, Commercial Lending. Prior to 1990, Mr. Igo was Senior Vice President and Senior Lending Officer for a commercial bank.

      Thomas M. Topley has served as Vice President of Operations since April 1993 and as Corporate Secretary since April 1992. In that capacity, he is responsible for corporate records, retail branch administration, and accounting operations. From June 1990 to April 1993, Mr. Topley served as Vice President and Controller for the Bank.

Item 11.  Executive Compensation

      The information contained under the section captioned "Proposal I -- Election of Directors Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the Section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

      (b)   Security Ownership of Management

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Proposal I -- Election of Directors" of the Proxy Statement.

      (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

                                    Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K*

      (a)   The following documents are filed as part of this report:

            1. The following financial statements and the report of independent auditors of the Registrant included in the
                  Registrants 1995 Annual Report to Stockholders are incorporated herein by reference and also in Item 8 hereof.

                  (a)   Report of Coopers & Lybrand L.L.P.

                  (b)   Consolidated Statements of Financial
                        Condition as of December 31, 1995 and 1994

                  (c) Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

                  (d) Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

                  (e) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

                  (f)   Notes to Consolidated Financial Statements

            2. No financial statement schedules are provided herein because the required information is either not applicable or not required or is shown in the consolidated financial statements or in the notes thereto.

            3.    Exhibits

                  3.1 Certificate of Incorporation (Incorporated by reference to the Registrant's Form S-1 Registration Statement
                        No. 33-24340).

                  3.2 Bylaws (Incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-24340).

                  4 Agreement to furnish copy to Securities and Exchange Commission upon request of Indenture dated July 28, 1994, relating to 10% Subordinated Debentures due 2004 in aggregate principal amount of $10 million. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                        1994).

                  10.1 Stock Option and Incentive Plan (Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-24340).

                  11    Statement regarding computation of per share earnings.

                  13 Annual Report to Stockholders for the Fiscal Year Ended December 31, 1995.

                  21    Subsidiaries of the Registrant.

                  23    Consent of Independent Auditors.

      (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

-------------------
* Incorporated by reference from the Registrant's 1995 Annual Report to Stockholders attached hereto as Exhibit 13.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FMS FINANCIAL CORPORATION

Date:    March  29, 1996                 By: /s/ Craig W. Yates
      --------------------------         -------------------
                                         Craig W. Yates, President and
                                         Chief Executive Officer
                                         (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures                                              Dated

/s/ Charles B. Yates                                        March 29, 1996
-----------------------------                            --------------------
Charles B. Yates
Chairman of the Board

/s/ Craig W. Yates                                          March  29 , 1996
----------------------------                             --------------------
Craig W. Yates
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ George J. Barber                                        March 29, 1996
----------------------------                             --------------------
George J. Barber, Director

/s/ Channing L. Smith                                       March 29, 1996
----------------------------                             --------------------
Channing L. Smith
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Robert N. Garrison, Director

/s/ Wayne H. Page                                           March 29, 1996
----------------------------                             --------------------
Wayne H. Page, Director

/s/ James C. Lignana                                        March 29, 1996
----------------------------                             --------------------
James C. Lignana, Director

/s/ Dominic W. Flamini                                      March 29, 1996
----------------------------                             --------------------
Dominic W. Flamini, Director

                               INDEX TO EXHIBITS

EXHIBIT

 3.1 Certificate of Incorporation (Incorporated by reference to the Registrant's Form S-1
          Registration Statement No. 33-24340).

 3.2      Bylaws (Incorporated by reference to the

          Registrant's Form S-1 Registration Statement
          No. 33-24340).

4 Agreement to furnish copy to Securities and Exchange Commission upon request of Indenture dated July 28, 1994, relating to 10% Subordinated Debentures due 2004 in aggregate principal amount of $10 million. (Incorporated by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.1 Stock Option and Incentive Plan (Incorporated by reference to the Registrant's Form S-8
          Registration Statement No. 33-24340).

11        Statement regarding computation of per share earnings.

13        Annual Report to Stockholders for the Fiscal
          Year Ended December 31, 1995.

21        Subsidiaries of the Registrant.

23        Consent of Independent Auditors