Form 10-Q
period 1996-03-31
FMS FINANCIAL CORP
filed 1996-05-14
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------


                     WASHINGTON, D.C. 20549
                     ======================


                            FORM 10-Q


(Mark One)

  X       Quarterly report pursuant to section 13 or 15(d) of the Securities
- ------

          Exchange Act of 1934

          For the quarterly period ended March 31, 1996

                               OR

          Transition report pursuant to section 13 or 15(d) of the Securities
- ------
          Exchange Act of 1934


                 Commission file number 0-17353

                    FMS FINANCIAL CORPORATION
                    -------------------------

     (Exact name of registrant as specified in its charter)

New Jersey                                             22-2916440
- ----------                                             ----------

(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

Sunset and Salem Roads, Burlington, New Jersey              08016
- ----------------------------------------------------------------------

(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (609) 386-2400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO
                                                               ---     -----
   As of March 31, 1996 there were issued and outstanding 2,601,674 shares and 2,466,573 shares, respectively of the registrant's Common Stock, par value $.10 per share.
            FMS FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------


                 QUARTERLY  REPORT ON FORM 10-Q
                 ------------------------------


                         MARCH 31, 1996
                         --------------


                        TABLE OF CONTENTS
                        -----------------

                                                              PAGE
                                                              ----

PART I - FINANCIAL INFORMATION
- ------------------------------


     Item 1 - Financial Statements


        Consolidated Statements of Financial Condition as of
             March 31, 1996 (unaudited) and December 31, 1995....1

        Consolidated Statements of Income (unaudited)
             for the three months ended
             March 31, 1996 and March 31, 1995...................2

        Consolidated Statements of Cash Flows (unaudited) for the
             for the three months ended March 31, 1996
             and March 31, 1995 .................................3


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations....4 - 14


PART II - OTHER INFORMATION
- ---------------------------


     Item 1 - Legal Proceedings.................................15

     Item 2 - Changes in Securities.............................15

     Item 3 - Defaults Upon Senior Securities...................15

     Item 4 - Submission of Matters to a Vote of Security Holders..15

     Item 5 - Other Information.................................15

     Item 6 - Exhibits and Reports on Form 8-K..................15



FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    MARCH 31,1996   December 31, 1995
                                                    (Unaudited)
ASSETS

 Cash and amounts due from depository institutions    $5,281,651      $9,804,770
 Interest-bearing deposits                                35,694         124,334
 Short term funds                                         28,073          56,476
   Total cash and cash equivalents                     5,345,418       9,985,580

 Investment securities held to maturity               62,854,213      43,564,913
 Investment securities available for sale             20,826,653      22,767,981
 Loans receivable - net                              286,120,364     288,400,236
 Mortgage-backed securities held to maturity         105,012,789     111,554,864
 Accrued interest receivable:
   Loans                                               1,770,636       1,749,652
   Mortgage-backed securities                            926,979         964,148
   Investments                                           584,643         892,533
 Federal Home Loan Bank stock                          4,058,100       4,058,100
 Real estate held for development - net                1,227,732       1,227,732
 Real estate owned - net                                 831,092         668,792
 Office properties and equipment - net                12,866,902      12,773,479
 Deferred income taxes                                   986,271         897,443
 Excess cost over fair value of net assets acquired      916,698         997,505
 Prepaid expenses and other assets                       893,114         553,944
 Subordinated Debentures issue cost - net                478,820         493,157

TOTAL ASSETS                                        $505,700,424    $501,550,059

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

 Deposits                                           $421,747,377    $428,809,380
 Repurchase Agreements                                 1,990,000               0
 Advances from the Federal Home Loan Bank             33,250,000      24,500,000
 10% Subordinated Debentures, due 2004                10,000,000      10,000,000
 Guarantee of employee stock ownership plan debt         165,948         182,444
 Advances by borrowers for taxes and insurance         2,169,266       2,093,130
 Accrued interest payable                                677,386         888,456
 Dividends payable                                       123,379         125,288
 Other liabilites                                      2,288,712       1,898,861

 Total liabilities                                   472,412,068     468,497,559


Commitments and contingencies
Stockholders'
Equity:
 Preferred stock - $.10 par value 5,000,000
 shares authorized; none issued
 Common stock - $.10 par value 10,000,000
 shares authorized; shares
   issued 2,601,674 and 2,601,634, and shares
   outstanding 2,466,573 and 2,505,756 as of
   March 31, 1996 and December 31, 1995, respectively    260,167         260,163
 Paid-in capital in excess of par                      8,408,991       8,408,840
 Unrealized loss on securities available for            (231,588)       (236,154)
 sale - net of deferred income taxes
 Guarantee of employee stock ownership plan debt        (165,948)       (182,444)
 Retained earnings - substantially restricted         26,830,372      25,951,864
 Less:  Treasury stock (135,101 and 95,878
   shares, at cost, as of March 31, 1996 and
   December 31, 1995, respectively)                   (1,813,638)     (1,149,769)


Total stockholders' equity                            33,288,356      33,052,500


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $505,700,424    $501,550,059

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED
                                                      MARCH 31,
                                                  1996          1995
                                                      (UNAUDITED)
INTEREST  INCOME:
Interest income on:
 Loans                                       $ 5,823,364      $ 5,804,439
 Mortgage-backed securities                    1,839,923        2,036,127
 Investments                                   1,183,346          603,892
 Total interest income                         8,846,633        8,444,458

INTEREST EXPENSE:
Interest expense on:
 Deposits                                      3,985,449        3,690,714
 Subordinated Debentures                         264,336          256,004
 Borrowings                                      406,722          105,152
 Total interest expense                        4,656,507        4,051,870

NET INTEREST INCOME                            4,190,126        4,392,588

PROVISION FOR LOAN LOSSES                         30,000           30,000

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                            4,160,126        4,362,588

OTHER INCOME (EXPENSE):
 Loan service charges and other fees              57,460           64,244
 Gain on sale of investment securities             3,030                0
 Real estate owned operations, net               (45,278)         (42,630)
 Service charges on accounts                     438,252          355,187
 Other income                                     43,665           61,461

Total other income (expense)                     497,129          438,262

OPERATING EXPENSES:
 Salaries and employee benefits                1,665,972        1,588,552
 Occupancy and equipment                         622,049          492,561
 Purchased services                              211,048          252,425
 Federal deposit insurance premiums              229,770          243,525
 Professional fees                                67,346           97,071
 Advertising                                       6,337            6,249
 Other                                           285,702          287,191

Total operating expenses                       3,088,224        2,967,574

INCOME BEFORE INCOME TAXES                     1,569,031        1,833,276

INCOME TAXES:
Current                                          658,541          667,927
Deferred                                         (91,395)             896

Total income taxes                               567,146          668,823

NET INCOME                                   $ 1,001,885      $ 1,164,453

EARNINGS PER COMMON SHARE:                     $    0.39        $    0.45



 Weighted average common shares and
   common stock equivalents outstanding         2,557,749       2,567,668

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                        1996           1995
                                                                              (Unaudited)
OPERATING ACTIVITIES:
Net income                                                         $  1,001,885   $ 1,164,453
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses                                                30,000        30,000
Depreciation and amortization                                           439,223       432,605
Provision for real estate owned                                          33,000        70,000
Realized (gains) and losses on:
  Sale of loans and loans held for sale                                    (182)          (93)
  Sale of investments available for sale                                 (3,030)            0
  Disposal and sale of fixed assets                                       1,814             0
  Sale of real estate owned                                                   0       (37,766)
Decrease in accrued interest receivable                                 324,075       139,657
(Increase) Decrease in prepaid expenses and other assets               (324,833)      189,217
Decrease in accrued interest payable                                   (211,070)     (284,409)
Increase in other liabilities                                           389,851       469,693
Deferred income taxes                                                   (91,396)      (61,435)


  Net cash provided by operating activities                           1,589,337     2,111,922

INVESTING ACTIVITIES:
Proceeds from sale of:
  Education loans                                                       118,202       118,716
  Real estate owned                                                           0       217,395
  Office property and equipment                                               0         3,836
Proceeds from maturities of investment securities held to maturity   47,443,432             0
Proceeds from maturities of investment securities available for sale  8,226,414             0
Principal collected on mortgage-backed securities                     7,490,096     4,483,645
Principal collected on longer-term loans, net                        12,626,787     7,810,942
Longer-term loans originated or acquired, net                       (10,643,466)   (9,440,683)
Purchase of investment securities and mortgage-backed
   securities held to maturity                                      (66,730,867)      (14,820)
Purchase of investment securities available for sale                 (7,353,575)            0
Purchase of Federal Home Loan Bank stock                                      0      (329,700)
Purchase of office property and equipment                              (371,653)     (191,538)

  Net cash (used) provided by investing                              (9,194,630)    2,657,793
  activities

FINANCING ACTIVITIES:
Net decrease in demand deposits and savings accounts                 (2,561,149)   (7,004,117)
Net (decrease) increase in time deposits                             (4,500,854)    2,975,337
Net increase (decrease) in FHLB advances                              8,750,000    (4,820,000)
Increase in Repurchase Agreements                                     1,990,000             0
Increase in advances from borrowers for taxes and insurance              76,136       149,296
Purchase of treasury stock                                             (663,869)     (248,411)
Dividends paid on common stock                                         (125,288)            0
Net proceeds from issuance of common stock                                  155        18,600

  Net cash provided (used) by financing                               2,965,131    (8,929,295)
  activities

DECREASE IN CASH AND CASH EQUIVALENTS                                (4,640,162)   (4,159,580)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        9,985,580    11,380,545


CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  5,345,418   $ 7,220,965


Supplemental Disclosures:
  Cash paid for:
    Interest on deposits, advances, and other borrowings           $  4,867,577   $ 4,336,279
    Income taxes                                                        302,228       208,743
  Non cash investing and financing activities:
    Dividends declared and not paid at quarter end                      123,379       124,959
    Non-monetary transfers from loans to real estate acquired
    through foreclosure                                                 195,300             0



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995.

General
- -------
FMS Financial Corporation ("the Corporation") is the parent company of Farmers & Mechanics Bank ("the Bank"), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations and cash flows for the periods and dates indicated. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the operating results for the full fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles.

FINANCIAL CONDITION -
TOTAL ASSETS - at March 31, 1996 were $505.7 million as compared with total assets at December 31, 1995 of $501.6 million.

INVESTMENT SECURITIES HELD TO MATURITY - increased to $62.8 million at March 31, 1996 from $43.6 million at December 31, 1995 due to the purchase of $14.1 million in Reverse Repurchase Agreements during the three month period. Investment securities held to maturity at March 31, 1996 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 1996 and December 31, 1995 follows:

                                       March 31, 1996                        December 31, 1995
                                      Gross       Gross     Estimated                  Estimated
                         Amortized  Unrealized  Unrealized    Market      Amortized      Market
                           Cost      Gains        Losses       Value        Cost         Value
U. S. Gov't Agencies   $39,280,744   $5,110     $(620,609)  $38,665,245  $34,086,243 $34,109,989
Reverse Repurchase      23,100,000        0             0    23,100,000    9,000,000   9,000,000
Municipal bonds            458,469        0          (111)      458,358      463,670     464,117
U. S. Treasury              15,000        0        (1,000)       14,000       15,000      14,000

Total                  $62,854,213   $5,110     $(621,720)  $62,237,603  $43,564,913 $43,588,106


INVESTMENT SECURITIES AVAILABLE FOR SALE - decreased to $20.8 million at March 31, 1996 from $22.8 million at December 31, 1995 as a result of the call of $8.2 million of U.S. Agencies available for sale as well as $1.0 million of principal paydowns on CMO's and Remic's, partially offset by the purchase of $5.0 million of CMO's and $2.3 million of U.S. Agency notes. Investment securities available for sale at March 31, 1996 consisted of $8.9 million in adjustable rate securities and $11.9 million in fixed rate securities. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 1996 and December 31, 1995 follows:

                                    March 31, 1996                                     December 31, 1995
                                      Gross        Gross          Estimated                         Estimated
                      Amortized      Unrealized   Unrealized       Market           Amortized        Market
                         Cost         Gains        Losses          Value              Cost            Value
U. S. Gov't Agencies  $3,000,000      $    0     $ (85,000)     $ 2,915,000        $ 8,000,000      $ 7,927,500
U. S. Treasury         1,983,995       3,745             0        1,987,740          1,979,408        1,980,000
CMO's                  9,748,542      17,954       (92,329)       9,674,167          5,520,407        5,484,799
REMIC's                6,408,236           0      (253,530)       6,154,706          7,589,420        7,291,202
Common Stock              50,000      45,040             0           95,040             50,000           84,480

Total               $ 21,190,773     $66,739     $(430,859)     $20,826,653        $23,139,235      $22,767,981

LOANS RECEIVABLE AND LOANS HELD FOR SALE - decreased $2.3 million to $286.1 million at March 31, 1996 from $288.4 million at December 31, 1995. During the three months ended March 31, 1996, approximately $12.6 million of principal was collected on loans, which was partially offset by $10.6 million of loans originated. The following tables set forth certain information concerning the loan portfolio at the dates indicated. Table 1 shows loans receivable by major categories. Table 2 shows past due impaired loans by major categories.

Table 1
Loans Receivable                 March 31, 1996      December 31, 1995
- ----------------
Mortgage loans ( 1-4 dwelling)    $246,064,146          $249,278,288
Construction loans                   2,194,002             4,063,081
Consumer loans                       4,405,969             4,336,346
Commercial real estate              35,436,849            34,721,212
Commercial business                  2,562,957             1,779,051

Subtotal                           290,663,923           294,177,978

Less:
    Loans in process                   752,699             1,947,301
    Deferred loan fees               1,034,942             1,063,662
    Allowance for possible
       loan losses                   2,755,918             2,766,779

Net Loans Receivable              $286,120,364          $288,400,236

Table 2

Impaired Loans                     March 31, 1996      December 31, 1995
- --------------

Impaired Loans-non-accrual:
  Mortgage loans:
   One-to-four family              $2,467,480             $2,502,175
   Commercial real estate           1,668,831              1,603,524
  Consumer and other                   5,699                  6,133

Total impaired non-accrual loans   $4,142,010             $4,111,832
Other impaired loans                  349,736                353,736

Total impaired loans               $4,491,746             $4,465,568

At March 31, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS #114 and #118 totaled $4.5 million of which $2.0 million related to loans that were individually measured for impairment with a valuation allowance of $372 thousand and $2.5 million of loans that were collectively measured for impairment with a valuation allowance of $136 thousand. For the three months ended March 31, 1996, the average recorded investment in impaired loans was approximately $4.5 million. The Bank recognized $38 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $2.8 million in total reserves for possible loan losses at March 31, 1996, representing approximately 67% of non-accrual loans and 1% of total loans.

As of March 31, 1996 the Bank had outstanding loan commitments of $24.0 million, of which $3.0 million represented fixed rate loans and $21.0 million represented variable rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, borrowings and if required the sale of investment securities available for sale.

MORTGAGE-BACKED SECURITIES - decreased $6.5 million to $105.0 million at March 31, 1996 from $111.5 million at December 31, 1995. The decrease is the result of $6.4 million in principal repayments. Mortgage-backed securities at March 31, 1996 consisted of $42.7 million in adjustable rate securities and $62.3 million in fixed rate securities. Mortgage-backed securities at March 31, 1996 and December 31, 1995 are summarized below:


                            March 31, 1996                           December  31, 1995
                            Gross        Gross      Estimated                    Estimated
            Amortized     Unrealized  Unreaized      Market        Amortized      Market
              Cost          Gains        Losses      Value           Cost          Value
GNMA      $14,608,171     $377,921     $(32,335)   $14,953,757     $15,225,124  $15,651,030
FNMA       39,194,019      357,574     (257,443)    39,294,150      41,506,743   41,949,904
FHLMC      50,511,069    1,012,461     (117,461)    51,406,069      54,039,337   55,223,487
Private       699,530            0      (28,754)       670,776         783,660      780,379

Total    $105,012,789   $1,747,956    $(435,993)  $106,324,752    $111,554,864 $113,604,800


REAL ESTATE HELD FOR DEVELOPMENT - remained stable at $1.2 million at March 31, 1996 from December 31, 1995. The Bank has ceased making any new investments in real estate projects and has limited any additional investments to those investments which are necessary to preserve and protect the existing assets so that they may be liquidated as soon as practical. Management believes that divestiture of its present land investments may take several years, depending on market conditions. Management will continue to monitor the net realizable value of its real estate investments. At March 31, 1996, the Bank's investment in and advances to subsidiaries engaged in land development was fully deducted from core, tangible, and risk-based capital.

REAL ESTATE OWNED - increased approximately $162 thousand to $831 thousand at March 31, 1996 from $669 thousand at December 31, 1995. The increase is due to one property acquired through foreclosure during the first three months of 1996. Real estate owned at March 31, 1996 is comprised of (i) three residential, single-family homes, two of which are located within the Bank's primary lending area of Burlington County and one located in New Hampshire (ii) one condominium, which is located in Burlington County (iii) 18 acres of land in Burlington, NJ, which is zoned for the construction of 109 townhouses. The Bank is currently seeking buyers for all of these properties.

ASSET CLASSIFICATIONS - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets decreased $140 thousand during the three months ended March 31, 1996 resulting from a decrease in commercial and one-to-four family loans of $267 thousand and $35 thousand, respectively, partially offset by an increase in real estate owned of $162 thousand. The following table sets forth information with respect to the Bank's classified assets at the dates indicated:

                                    March 31, 1996      December 31, 1995

Classified Assets:
Substandard Loans:
  One-to-four family                  $2,467,480           $2,502,175
  Commercial real estate               3,979,950            4,246,887
  Consumer and other                       5,699                6,133
     Total loans                       6,453,129            6,755,195

Real estate held for development, net  1,227,732            1,227,732
Real Estate Owned, net                   831,092              668,792

     Total Substandard                 8,511,953            8,651,719

   Doubtful loans                              0                    0
Total Doubtful                                 0                    0

TOTAL CLASSIFIED ASSETS               $8,511,953           $8,651,719

DEPOSITS - decreased $7.1 million to $421.7 million at March 31, 1996 from $428.8 million at December 31, 1995 primarily due to a decline in certificates of deposit of $4.5 million and the withdrawal of $3.0 million in checking account balances. This decrease was partially offset by an increase of $2.0 million in savings accounts. Interest credited to depositors accounts for the three months ended March 31, 1996 amounted to $4.0 million. The following table set forth certain information concerning deposits at the dates indicated:

                                   March 31, 1996                    December 31, 1996
                                    Percent    Weighted                   Percent   Weighted
                                    of Total   Average                    of Total  Average
                          Amount    Deposits    Rate             Amount   Deposits   Rate

Non-interest checking  $26,977,813    6.40%     0.00%         $28,678,611   6.69%    0.00%
NOW accounts            43,085,723   10.22%     1.52%          44,442,958  10.36%    1.52%
Savings accounts        70,713,081   16.77%     2.59%          68,710,447  16.02%    2.59%
Money market            55,988,132   13.27%     2.65%          57,493,882  13.41%    2.66%
Certificates           224,982,628   53.34%     5.33%         229,483,482  53.52%    5.21%

 Total Deposits       $421,747,377  100.00%     3.81%        $428,809,380 100.00%    3.81%



BORROWINGS - at March 31, 1996 amounted to $45.4 million. Borrowings included $10.0 million of 10% Subordinated Debentures, $33.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.88%, $2.0 million in Repurchase Agreements with a rate of 5.60%, and $166 thousand in the guarantee of Employee Stock Ownership Plan debt. At December 31, 1995 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $24.5 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.96% and $182 thousand in the guarantee of Employee Stock Ownership Plan debt.

STOCKHOLDERS' EQUITY - increased $236 thousand to $33.3 million at March 31, 1996, primarily as a result of net income for the three months and a reduction in the guarantee of Employee Stock Ownership Plan debt partially offset by the purchase of treasury stock. Shares outstanding at March 31, 1996 decreased to 2,466,573 shares from 2,505,756 shares at December 31, 1995, as 39,223 shares were repurchased and 40 in stock options were exercised during the three months ended March 31, 1996. At March 31, 1996 the book value per share was $13.50 as compared to $13.19 at December 31, 1995. At March 31, 1996, options to purchase 94,283 shares of the Company's common stock were outstanding to directors, certain officers and employees.

There are three (3) standards that a savings association must satisfy in order to meet its capital requirements. The requirements include a leverage ratio of core capital to adjusted total assets of 3.0 percent, a tangible capital standard expressed as 1.5 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. If a savings association is not in compliance with applicable capital standards, the Office of Thrift Supervision (OTS) can restrict the association's asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS.
At March 31, 1996 the Bank exceeds all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 7.41%, 7.41%, and 15.62%, respectively.


RESULTS OF OPERATIONS -

GENERAL

The earnings of the Bank depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is a function of the interest rate spread, which is the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average balance of interest earning-assets as compared to interest-bearing liabilities. Net income is also affected by the provision for loan losses and real estate owned, non-interest income, such as gains (losses) on sales of loans and investments, service charges and other fees. In addition to interest expense, the Bank incurs operating expenses such as salaries and employee benefits, deposit insurance premiums, depreciation, occupancy and equipment expense and purchased services expense.
The Corporation recorded net income for the three months ended March 31, 1996 of $1.00 million, or 39 cents per share as compared to $1.16 million, or 45 cents per share for the comparable period in 1995.




DISPARITY IN INSURANCE PREMIUMS

Currently, the Bank pays an insurance premium to the Federal Deposit Insurance Corporation ("FDIC") equal to .23% of its total deposits. Federal law requires that the FDIC maintain the reserve level of each of the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") at 1.25% of insured deposits. Reserves are funded through payments by insured institutions of insurance premiums. The BIF reached this level during 1995.
The FDIC reduced the insurance premiums to a range between 0.0% and 0.31% for members of BIF while maintaining the current range of between 0.23% and 0.31% of deposits for members of SAIF. As a result, most BIF insured institutions will pay only the statutory minimum of $2,000 annually. The reduction in insurance premiums of BIF members places SAIF members, such as the Bank, at a material competitive disadvantage to BIF members. A disparity in insurance premiums between those required for SAIF members, such as the Bank, and BIF members allows BIF members in the Bank's market area, as a result of the reduction in insurance premiums, to increase the rates paid on deposits. This could put competitive pressure on the Bank to raise the interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income.
The resultant competitive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher rates of interest on deposits. Although the Bank has other sources of funds, these other sources may have higher costs than those of deposits, resulting in lower net yields on loans originated using such funds. A one-time assessment on thrift institutions sufficient to recapitalize the SAIF to a level which would at least approach that of the BIF has received the support of several sponsors. While there can be no assurance that this or any other idea for addressing the premium disparity will in fact materialize, an assessment of this kind could have a material adverse impact on the Bank's results of operations and financial position.

EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of shares and common equivalent shares outstanding during the first three months of 1996. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options.

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

The following table sets forth the Bank's weighted-average yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:

                                         Three Months Ended
                                             March 31,
                                           1996     1995
Weighted-Average Yields Earned on:
  Loans, net                               8.02%    8.07%
  Mortgage-Backed Securities               6.78     6.28
  Investment Securities                    6.22     6.33
  Total Interest-Earning Assets            7.45     7.41

Weighted-Average Interest Rates Paid on:
  Deposits                                 3.80     3.48
  Borrowings                               7.11     7.84
  Total Interest-Bearing Liabilities       4.07     3.66

Weighted-Average Interest Rate Spread
  for the Period                           3.38%    3.75%





AVERAGE BALANCE OF INTEREST-EARNING ASSETS AND INTEREST BEARING LIABILITIES

The following table sets forth the Bank's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:

                                           Three Months Ended
                                               March 31,
                                            1996        1995
                                             (In Thousands)
    Average Interest-Earning Assets
    Earning Assets:
      Loans, net                           $290,253     $287,646
      Mortgage-Backed Securities            108,524      129,742
      Investment Securities                  76,018       38,141
      Total                                 474,795      455,529

    Average Interest-Bearing Liabilities
      Deposits                              419,908      423,863
      Borrowings                             37,732       18,421
      Total                                 457,640      442,284

    Excess of Interest-Earning Assets
      over Interest-Bearing Liabilites     $ 17,155     $ 13,245


RATE/VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume, (ii) changes in rate and (iii) total changes in rate and volume (the combined effect of changes in both volume and rate, not separately identified, has been allocated to rate).

                                          Three Months Ended
                                    March 31, 1996 compared to 1995
                                      Increase (Decrease) due to:
                                         Rate   Volume  Total
                                            (In Thousands)
    Interest income:
      Loans receivable                   $(34)   $ 53   $ 19
      Mortgage-backed securities          137    (333)  (196)
      Investment securities               (21)    600    579
       Total change - interest income      82     320    402

    Interest expense:
      Deposits                            328     (34)   294
      Borrowings                          (68)    378    310
       Total change - interest expense    260     344    604

    Net change in net interest income   $(178)   $(24) $(202)




NET INTEREST INCOME - the decrease in net interest income for the three months ended March 31, 1996 of $202 thousand was primarily due to an increase in interest expense of $604 thousand, partially offset by an increase in interest income of $402 thousand. Interest income on investment securities increased $579 thousand as a result of increases in the average balance of the investment securities portfolio to $76.0 million at March 31, 1996 from $38.1 million at March 31, 1995. This increase was due to the net purchases of $23.3 million of U.S. Government Agency and Treasury Notes and $23.1 million of Reverse Repurchase Agreements since March 31, 1995. Interest income on mortgage-backed securities decreased a total of $196 thousand principally due to a decrease in the average balance to $108.5 million at March 31, 1996 from $129.7 million at March 31, 1995, which resulted in a volume decrease in interest income of $333 thousand. This was partially offset by an increase in the average yield on mortgage-backed securities to 6.78% at March 31, 1996 from 6.28% at March 31, 1995, which resulted in an increase in income of $137 thousand from the change in yields.

The increase in interest expense of $604 million was due to an increase in interest expense on deposits and borrowings. The increased interest expense on deposits of $294 thousand was due to an increase in the average rate by 32 basis points to 3.80%, partially offset by a decline in the average balance of deposits. The increase in interest expense on borrowings of $310 thousand was primarily due to an increase in the average balance to $37.7 million at March 31, 1996 from $18.4 million at March 31, 1995. This is primarily the result of increased borrowing at the Federal Home Loan Bank.

PROVISION FOR LOAN LOSSES - for the first quarter of 1996 remained stable at $30 thousand, compared to the first quarter of 1995. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loans losses will not increase or be necessary.

REAL ESTATE OWNED OPERATIONS, NET - for the first quarter of 1996 totaled $45 thousand of expense as compared to $43 thousand of expense for the same period in 1995. The increase is primarily the result of lower rental income received during the first quarter of 1996 due to the sale of certain properties which were providing rental income during 1995.

OPERATING EXPENSES - for the first quarter of 1996 amounted to $3.1 million, as compared to $3.0 million for the same period in 1995.

SALARIES AND EMPLOYEE BENEFITS - for the first quarter of 1996 were $1.7 million, as compared to $1.6 million for the same period in 1995. Full time equivalent employees at March 31, 1996 were 214 as compared to 204 at March 31, 1995.

OCCUPANCY AND EQUIPMENT - for the first quarter of 1996 amounted to $622 thousand, as compared to $493 thousand for the same period of 1995. The increase is the result of additional depreciation and occupation expenses on the new branches opened since the first quarter of 1995 as well as other facility improvements and equipment additions between the quarters ended March 31, 1995 and March 31, 1996.

PURCHASED SERVICES - for the first quarter of 1996 amounted to $211 thousand, compared to $252 thousand for the same period in 1995. The decrease is due to lower processing costs as a result of check processing which was brought in-house during October 1995.

FEDERAL INSURANCE PREMIUM - amounted to $230 thousand in the first quarter of 1996, as compared to $243 thousand for the same period in 1995. The decrease is the result of a decline in the average balance of deposits.

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid investments", which include certain United States government and federal agency obligations and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which is also included in the 5% requirement. These levels are changed from time to time by the OTS to reflect current economic conditions. The Bank has generally maintained liquidity in excess of required levels. The Bank's regulatory liquidity was 12.79% and 10.63%, respectively, at March 31, 1996, and December 31, 1995, respectively, and its short-term liquidity was 7.56% and 4.75%, respectively, at such dates.




PART II.    OTHER INFORMATION
            -----------------


     Item 1: Legal Proceedings
     ------- -----------------

             None



     Item 2: Changes in Securities
     ------- ---------------------

             None



     Item 3: Defaults Upon Senior Securities
     ------- -------------------------------

             None


     Item 4: Submission of Matters to Vote of Security of Holders
     ------- ----------------------------------------------------

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




        FMS FINANCIAL CORPORATION




Date: May 14, 1996                  /s/ Craig W. Yates
                                   ------------------------------------

                                   Craig W. Yates
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: May 14, 1996                  /s/ Channing L. Smith
                                   ---------------------------------------

                                   Channing L. Smith
                                   Vice President and
                                   Chief Financial Officer



Exhibit No. 11  Statement re: Computation of Per Share Earnings

                                                                    3/31/96           3/31/95
Net Income                                                        $1,001,885        $1,164,453

Weighted average common shares outstanding                         2,493,805         2,507,316

Common stock equivalents due to dilutive effect of stock options      63,944            60,352

Total weighted average common shares and equivalents outstanding   2,557,749         2,567,668

Primary earnings per share                                              $.39              $.45

Total weighted average common shares and equivalents outstanding   2,557,749         2,567,668

Additional dilutive shares using the higher of the end of the period market value or average market value for the period when
utilizing the treasury stock method regarding stock options                0               408

Total outstanding shares for fully diluted earnings per share
computation                                                        2,557,749         2,568,076

Fully diluted earnings per share                                        $.39              $.45