Form 10-Q
period 1996-06-30
FMS FINANCIAL CORP
filed 1996-08-13
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------


                     WASHINGTON, D.C. 20549
                     ======================


                            FORM 10-Q


(Mark One)

  X       Quarterly report pursuant to section 13 or 15(d) of the Securities
- ------

          Exchange Act of 1934

          For the quarterly period ended June 30, 1996

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
                                                               ---     ----



     As of June 30, 1996 there were issued and outstanding 2,602,694 shares and 2,467,593 shares, respectively of the registrant's Common Stock, par value $.10 per share.
            FMS FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------


                 QUARTERLY  REPORT ON FORM 10-Q
                 ------------------------------


                          JUNE 30, 1996
                          -------------


                        TABLE OF CONTENTS
                        -----------------


                                                                PAGE
                                                                ----

PART I - FINANCIAL INFORMATION
- ------------------------------


     Item 1 - Financial Statements


        Consolidated Statements of Financial Condition as of
             June 30, 1996 (unaudited) and December 31, 1995.......1

        Consolidated Statements of Income (unaudited)
             for the three and six month periods ended
             June 30, 1996 and June 30, 1995  .....................2

        Consolidated Statements of Cash Flows (unaudited)
             for the six month periods ended June 30, 1996 and
             June 30, 1995 ........................................3


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations     4 - 16



PART II - OTHER INFORMATION
- ---------------------------


     Item 1 - Legal Proceedings......................................17

     Item 2 - Changes in Securities..................................17

     Item 3 - Defaults Upon Senior Securities........................17

     Item 4 - Submission of Matters to a Vote of Security Holders ...17

     Item 5 - Other Information......................................17

     Item 6 - Exhibits and Reports on Form 8-K.......................17
FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               JUNE 30, 1996    December 31,1995


                                                                                (UNAUDITED)
ASSETS


 Cash and amounts due from depository institutions                              $   5,907,911   $   9,804,770
 Interest-bearing deposits                                                              2,051         124,334
 Short term funds                                                                     193,134          56,476

   Total cash and cash equivalents                                                  6,103,096       9,985,580
 Investment securities held to maturity                                            60,054,103      43,564,913
 Investment securities available for sale                                          28,525,631      22,767,981
 Loans receivable  - net                                                          285,834,569     288,400,236
 Mortgage-backed securities held to maturity                                      109,517,872     111,554,864
 Accrued interest receivable:
   Loans                                                                            1,766,811       1,749,652
   Mortgage-backed securities                                                         954,404         964,148
   Investments                                                                        968,516         892,533
 Federal Home Loan Bank stock                                                       4,058,100       4,058,100
 Real estate held for development - net                                             1,227,732       1,227,732
 Real estate owned - net                                                              799,092         668,792
 Office properties and equipment - net                                             14,443,903      12,773,479
 Deferred income taxes                                                              1,141,795         897,443
 Excess cost over fair value of net assets acquired                                   835,892         997,505
 Prepaid expenses and other assets                                                  1,246,991         553,944
 Subordinated Debentures issue cost - net                                             464,483         493,157

TOTAL ASSETS                                                                    $ 517,942,990   $ 501,550,059



LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
 Deposits                                                                       $ 433,581,637   $ 428,809,380
 Advances from the Federal Home Loan Bank                                          34,300,000      24,500,000
 10% Subordinated Debentures, due 2004                                             10,000,000      10,000,000
 Guarantee of employee stock ownership plan debt                                      149,453         182,444
 Advances by borrowers for taxes and insurance                                      2,240,729       2,093,130
 Accrued interest payable                                                             914,783         888,456
 Dividends payable                                                                    123,380         125,288
 Other liabilities                                                                  2,306,412       1,898,861

Total liabilities                                                                 483,616,394     468,497,559


Commitments and contingencies
Stockholders' Equity:
 Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
 Common stock - $.10 par value 10,000,000 shares authorized; shares issued 2,602,694 and 2,601,634, and shares outstanding 2,467,593 and
   2,505,756 as of June 30, 1996 and December 31, 1995, respectively                  260,269         260,163
 Paid-in capital in excess of par                                                   8,412,841       8,408,840
 Unrealized loss on securities available for sale - net of deferred income taxes     (202,229)       (236,154)
 Guarantee of employee stock ownership plan debt                                     (149,453)       (182,444)
 Retained earnings - substantially restricted                                      27,818,806      25,951,864
 Less:  Treasury stock (135,101 and 95,878 shares, at cost,  as of
   June 30, 1996 and December 31, 1995, respectively)                              (1,813,638)     (1,149,769)

Total stockholders' equity                                                         34,326,596      33,052,500


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 517,942,990   $ 501,550,059

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                     JUNE 30,                             JUNE 30,

                                                1996            1995              1996             1995

INTEREST  INCOME:                                                   (UNAUDITED)
Interest income on:
 Loans                                     $ 5,810,982     $ 5,904,153       $ 11,634,346     $ 11,708,592
 Mortgage-backed securities                  1,785,738       2,072,342          3,625,661        4,108,469
 Investments                                 1,430,865         744,846          2,614,211        1,348,738

Total interest income                        9,027,585       8,721,341         17,874,218       17,165,799


INTEREST EXPENSE:
Interest expense on:
 Deposits                                    3,960,018       3,991,190          7,945,467        7,681,904
 Subordinated Debentures                       264,338         264,335            528,674          520,339
 Borrowings                                    438,595         152,433            845,317          257,585

Total interest expense                       4,662,951       4,407,958          9,319,458        8,459,828


NET INTEREST INCOME                          4,364,634       4,313,383          8,554,760        8,705,971
PROVISION FOR LOAN LOSSES                       30,000          30,000             60,000           60,000


NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                          4,334,634       4,283,383          8,494,760        8,645,971


OTHER INCOME (EXPENSE):
 Loan service charges and other fees            60,462          80,221            117,922          144,465
 Gain on sale of loans                             794           5,279                977            5,186
 Gain on sale of investment securities               0               0              3,030                0
 Real estate owned operations, net             (43,975)        (48,117)           (89,253)         (90,747)
 Service charges on accounts                   445,129         371,501            883,381          726,688
 Other income                                   21,726          36,562             65,208           98,116

Total other income (expense)                   484,136         445,446            981,265          883,708


OPERATING EXPENSES:
 Salaries and employee benefits              1,786,276       1,554,390          3,452,248        3,142,942
 Occupancy and equipment                       610,467         485,747          1,232,516          978,308
 Purchased services                            228,618         272,416            439,666          524,841
 Federal deposit insurance premiums            239,343         243,525            469,113          487,050
 Professional fees                              65,515          97,071            132,861          194,142
 Advertising                                     7,050           6,789             13,387           13,038
 Other                                         284,715         301,348            570,417          588,539

Total operating expenses                     3,221,984       2,961,286          6,310,208        5,928,860


INCOME BEFORE INCOME TAXES                   1,596,786       1,767,543          3,165,817        3,600,819

INCOME TAXES:
Current                                        656,993         739,357          1,315,534        1,407,284
Deferred                                      (172,022)       (100,684)          (263,417)         (99,788)

Total income taxes                             484,971         638,673          1,052,117        1,307,496
NET INCOME                                 $ 1,111,815     $ 1,128,870        $ 2,113,700     $  2,293,323




 EARNINGS PER COMMON SHARE:                $      0.44     $      0.44        $      0.83     $       0.89



 Weighted average common shares and
   common stock equivalents outstanding      2,523,925       2,589,000          2,537,478        2,564,390

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      SIX MONTHS ENDED
                                                                                                         JUNE 30,

                                                                                                  1996                1995
OPERATING ACTIVITIES:                                                                                  (Unaudited)
Net income                                                                                 $   2,113,700         $  2,293,323
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                                         60,000               60,000
Depreciation and amortization                                                                    843,774              769,025
Provision for real estate owned                                                                   66,000               78,677
Realized (gains) and losses on:
  Sale of loans and loans held for sale                                                             (977)              (5,186)
  Sale of investments available for sale                                                          (3,030)                   0
  Disposal of fixed assets                                                                         2,960                3,836
  Sale of real estate owned                                                                            0               (5,453)
Proceeds from sale of loans held for sale                                                              0              150,874
Loans originated for sale                                                                              0             (150,000)
Increase in accrued interest receivable                                                          (83,398)            (145,043)
(Increase) Decrease in prepaid expenses and other assets                                        (448,631)             149,863
Increase in accrued interest payable                                                              26,327               34,247
Increase (Decrease) in other liabilities                                                         407,551             (350,030)
Deferred income taxes                                                                           (263,419)             (99,788)

  Net cash provided by operating activities                                                    2,720,857            2,784,345

INVESTING ACTIVITIES:
Proceeds from sale of:
  Education loans                                                                                264,596              361,477
  Real estate owned                                                                                    0              261,406
Proceeds from maturities of investment securities held to maturity                           107,316,187            6,233,126
Proceeds from maturities of investment securities available for sale                           8,226,414                    0
Principal collected on mortgage-backed securities                                             16,831,877            9,521,904
Principal collected on longer-term loans, net                                                 27,278,230           18,880,101
Longer-term loans originated or acquired, net                                                (25,140,326)         (21,367,353)
Purchase of investment securities and mortgage-backed securities held to maturity           (135,420,906)         (17,920,530)
Purchase of investment securities available for sale                                         (17,344,730)         (12,789,709)
Purchase of Federal Home Loan Bank stock                                                               0             (329,700)
Purchase of office property and equipment                                                     (2,426,111)            (822,524)

  Net cash used by investing activities                                                      (20,414,769)         (17,971,802)

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts                                3,391,509           (8,853,712)
Net increase in time deposits                                                                  1,380,748            4,938,934
Net increase in FHLB advances                                                                  9,800,000           14,930,000
Increase in advances from borrowers for taxes and insurance                                      147,599              225,757
Purchase of treasury stock                                                                      (663,869)            (249,219)
Dividends paid on common stock                                                                  (248,666)            (124,959)
Net proceeds from issuance of common stock                                                         4,107               19,375

  Net cash provided by financing activities                                                   13,811,428           10,886,176

DECREASE IN CASH AND CASH EQUIVALENTS                                                         (3,882,484)          (4,301,281)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 9,985,580           11,380,545
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $   6,103,096         $  7,079,264


Supplemental Disclosures:
  Cash paid for:
    Interest on deposits, advances, and other borrowings                                   $   9,293,131         $  8,425,581
    Income taxes                                                                               1,503,805            1,558,925
  Non cash investing and financing activities:
    Dividends declared and not paid at quarter end                                               123,380              124,966
    Non-monetary transfers from loans to real estate acquired
    through foreclosure                                                                          195,300                    0


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS   OF   OPERATIONS   FOR   THE   SIX   MONTHS   ENDED
        JUNE 30, 1996 AND 1995.


General
- -------


FMS Financial Corporation ("the Corporation") is the parent company of Farmers & Mechanics Bank ("the Bank"), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations and cash flows for the periods and dates indicated. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the operating results for the full fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles.


FINANCIAL CONDITION -

TOTAL ASSETS - at June 30, 1996 were $517.9 million as compared with total assets at December 31, 1995 of $501.6 million.

INVESTMENT SECURITIES HELD TO MATURITY - increased to $60.1 million at June 30, 1996 from $43.6 million at December 31, 1995 due to the purchase of $19.8 million in U.S. Government agency notes partially offset by the call of $10.6 million in U.S. Government agency notes and a $7.1 million increase in reverse repurchase agreements. Investment securities held to maturity at June 30, 1996 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of June 30, 1996 and December 31, 1995 follows:

                                            June 30, 1996                                 December 31, 1995
                                           Gross          Gross        Estimated                        Estimated
                         Amortized      Unrealized      Unrealized       Market         Amortized        Market
                           Cost            Gains          Losses          Value            Cost           Value
U. S. Gov't Agencies   $ 43,280,471       $ 7,376    $  (1,316,091)  $ 41,971,756     $ 34,086,243    $ 34,109,989
Reverse Repurchase       16,122,991             0                0     16,122,991        9,000,000       9,000,000
Municipal bonds             635,641             0             (741)       634,900          463,670         464,117
U. S. Treasury               15,000             0             (820)        14,180           15,000          14,000

Total                  $ 60,054,103       $ 7,376    $  (1,317,652)  $ 58,743,827     $ 43,564,913    $ 43,588,106

INVESTMENT SECURITIES AVAILABLE FOR SALE - increased to $28.5 million at June 30, 1996 from $22.8 million at December 31, 1995 as a result of the purchase of $8 million of CMO's and $9.3 million of U.S. Government agency notes , partially offset by the principal paydowns on CMO's of $3.0 million and the call of $7.3 million in U.S. Agency notes. Investment securities available for sale at June 30, 1996 consisted of $8.8 million in adjustable rate securities and $19.7 million in fixed rate securities. A comparison of cost and approximate market values of investment securities available for sale as of June 30, 1996 and December 31, 1995 follows:

                                              June 30, 1996                                       December 31, 1995

                                               Gross         Gross       Estimated                           Estimated
                              Amortized     Unrealized     Unrealized     Market             Amortized        Market
                                Cost           Gains         Losses        Value                Cost           Value

U. S. Gov't Agencies        $  9,998,370      $  6,320   $  (70,940)  $  9,933,750        $  8,000,000    $  7,927,500
U. S. Treasury                 1,988,583             0       (1,403)     1,987,180           1,979,408       1,980,000
CMO's                         10,477,671        30,519     (134,280)    10,373,910           5,520,407       5,484,799
REMIC's                        6,329,269             0     (193,518)     6,135,751           7,589,420       7,291,202
Common Stock                      50,000        45,040            0         95,040              50,000          84,480

Total                       $ 28,843,893      $ 81,879   $ (400,141)  $ 28,525,631        $ 23,139,235    $ 22,767,981


LOANS RECEIVABLE AND LOANS HELD FOR SALE - decreased $2.6 million to $285.8 million at June 30, 1996 from $288.4 million at December 31, 1995. During the six months ended June 30, 1996, approximately $27.3 million of principal was collected on loans, which was partially offset by $25.1 million of originated loans. The following tables set forth certain information concerning the loan portfolio at the dates indicated. Table 1 shows loans receivable by major categories. Table 2 shows past due impaired loans by major categories.

Table 1                                                  June 30,           December 31,
Loans Receivable                                           1996                 1995
- ----------------
Mortgage loans ( 1-4  dwelling)                      $ 241,765,242         $ 249,278,288
Commercial real estate                                  37,169,663            34,721,212
Commercial construction                                  4,486,192                     0
Construction loans                                       3,355,000             4,063,081
Consumer loans                                           4,252,200             4,336,346
Commercial business                                      1,892,436             1,779,051

Subtotal                                               292,920,733           294,177,978

Less:
    Loans in process                                     3,198,447             1,947,301
    Deferred loan fees                                   1,101,332             1,063,662
    Allowance for possible
     loan losses                                         2,786,385             2,766,779

Net Loans Receivable                                 $ 285,834,569         $ 288,400,236

Table 2                                                  June 30,           December 31,
Impaired Loans                                             1996                 1995
- --------------
Impaired loans - non-accrual:
Mortgage loans:
   One-to-four family                                  $ 2,004,716           $ 2,502,175
   Commercial real estate                                1,608,094             1,603,524
Consumer and other                                           4,323                 6,133
Total impaired non-accrual loans                       $ 3,617,133           $ 4,111,832

Other impaired loans                                       343,736               353,736

Total impaired loans                                   $ 3,960,869           $ 4,465,568

At June 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS #114 and #118 totaled $4.0 million of which $2.1 million related to loans that were individually measured for impairment with a valuation allowance of $383 thousand and $1.9 million of loans that were collectively measured for impairment with a valuation allowance of $99 thousand. For the six months ended June 30, 1996, the average recorded investment in impaired loans was approximately $4.4 million and the Bank recognized $85 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $2.8 million in total reserves for possible loan losses at June 30, 1996, representing approximately 77% of non-accrual loans and 1% of total loans.

As of June 30, 1996 the Bank had outstanding loan commitments of $24.3 million, of which $4.0 million represented fixed rate loans and $20.3 million represented variable rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, borrowings and if required the sale of investment securities available for sale.



MORTGAGE-BACKED SECURITIES - decreased $2.0 million to $109.5 million at June 30, 1996 from $111.5 million at December 31, 1995. The decrease is the result of $13.5 million in principal repayments, partially offset by purchases of $11.5 million during the period. Mortgage-backed securities at June 30, 1996 consisted of $39.4 million in adjustable rate securities and $70.1 million in fixed rate securities. Mortgage-backed securities at June 30, 1996 and December 31, 1995 are summarized below:

                                         June 30, 1996                                      December  31, 1995

                                      Gross          Gross
                    Amortized       Unrealized     Unrealized       Estimated          Amortized         Estimated
                      Cost            Gains          Losses        Market Value          Cost          Market Value


GNMA              $  21,936,171    $   311,765    $   (82,695)    $  22,165,241      $  15,225,124    $   15,651,030

FNMA                 39,382,069        287,645       (617,371)       39,052,343         41,506,743        41,949,904

FHLMC                47,554,855        555,995       (242,219)       47,868,631         54,039,337        55,223,487

Private                 644,777              0         (4,460)          640,317            783,660           780,379


Total             $ 109,517,872    $ 1,155,405    $  (946,745)    $ 109,726,532      $ 111,554,864     $ 113,604,800

REAL ESTATE HELD FOR DEVELOPMENT - remained stable at $1.2 million at June 30, 1996 from December 31, 1995. The Bank has ceased making any new investments in real estate projects and has limited any additional investments to those investments which are necessary to preserve and protect the existing assets so that they may be liquidated as soon as practical. Management believes that divestiture of its present land investments may take several years, depending on market conditions. Management will continue to monitor the net realizable value of its real estate investments. At June 30, 1996, the Bank's investment in and advances to subsidiaries engaged in land development was fully deducted from core, tangible, and risk-based capital.

REAL ESTATE OWNED - increased approximately $130 thousand to $799 thousand at June 30, 1996 from $669 thousand at December 31, 1995. The increase is due to one property acquired through foreclosure during the first six months of 1996. Real estate owned at June 30, 1996 is comprised of (i) three residential, single-family homes, two of which are located within the Bank's primary lending area of Burlington County and one located in New Hampshire (ii) one condominium, which is located in Burlington County (iii) 18 acres of land in Burlington, NJ, which is zoned for the construction of 109 townhouses. The Bank is currently seeking buyers for all of these properties.


ASSET CLASSIFICATIONS - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets decreased $450 thousand during the six months ended June 30, 1996 resulting from a decrease in one-to-four family and commercial loans of $497 thousand and $81 thousand, respectively, partially offset by an increase in real estate owned of $130 thousand. The following table sets forth information with respect to the Bank's classified assets at the dates indicated:

                                                    June 30,          December 31,
                                                      1996                1995


Classified Assets:
Substandard Loans:
  One-to-four family                              $ 2,004,716        $ 2,502,175
  Commercial real estate                            4,165,692          4,246,887
  Consumer and other                                    4,323              6,133

   Total loans                                      6,174,731          6,755,195

Real estate held for development, net               1,227,732          1,227,732
Real Estate Owned, net                                799,092            668,792

   Total Substandard                                8,201,555          8,651,719


   Doubtful loans                                           0                  0

Total Doubtful                                              0                  0


TOTAL CLASSIFIED ASSETS                           $ 8,201,555        $ 8,651,719


DEPOSITS - increased $4.8 million to $433.6 million at June 30, 1996 from $428.8 million at December 31, 1995 which was the result of increases in savings accounts of $3.1 million, non-interest checking accounts of $2.3 million and certificates of deposit of $1.4 million. These increases were partially offset by a decrease of $1.5 million in money market account balances. Interest credited to depositors accounts for the six months ended June 30, 1996 amounted to $7.1 million. The following table sets forth certain information concerning deposits at the dates indicated:

                                      June 30, 1996                        December 31, 1995

                                          Percent    Weighted                     Percent   Weighted
                                          of Total   Average                      of Total  Average
                             Amount       Deposits     Rate           Amount      Deposits    Rate

Non-interest checking        $30,969,392    7.14%     0.00%           $28,678,611   6.69%    0.00%
NOW accounts                  43,964,376   10.14%     1.52%            44,442,958  10.36%    1.52%
Savings accounts              71,774,149   16.55%     2.59%            68,710,447  16.02%    2.59%
Money market accounts         56,009,490   12.92%     2.65%            57,493,882  13.41%    2.66%
Certificates                 230,864,230   53.25%     5.30%           229,483,482  53.52%    5.21%

   Total Deposits           $433,581,637  100.00%     3.77%          $428,809,380 100.00%    3.81%


BORROWINGS - at June 30, 1996 amounted to $44.4 million. Borrowings included $10.0 million of 10% Subordinated Debentures, $34.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.88%, and $149 thousand in the guarantee of Employee Stock Ownership Plan debt. At December 31, 1995 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $24.5 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.96% and $182 thousand in the guarantee of Employee Stock Ownership Plan debt.

STOCKHOLDERS' EQUITY - increased $1.3 million to $34.3 million at June 30, 1996, primarily as a result of net income for the six months and a reduction in the guarantee of Employee Stock Ownership Plan debt partially offset by the purchase of treasury stock and the payment of cash dividends to stockholders. Shares outstanding at June 30, 1996 decreased to 2,467,593 shares from 2,505,756 shares at December 31, 1995, as 39,223 shares were repurchased and stock options for 1,060 shares were exercised during the six months ended June 30, 1996. The book value per share at June 30, 1996 was $13.91 as compared to $13.19 at December 31, 1995. Options to purchase 85,541 shares at June 30, 1996 of the Company's common stock were outstanding to certain directors, officers and employees.

There are three (3) standards that the Bank must satisfy in order to meet its capital requirements. The requirements include a leverage ratio of core capital to adjusted total assets of 3.0 percent, a tangible capital standard expressed as 1.5 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. If the Bank is not in compliance with applicable capital standards, the Office of Thrift Supervision (OTS) can restrict the Bank's asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS. At June 30, 1996 the Bank exceeds all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 7.49%, 7.49%, and 16.16%, respectively.


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

The Corporation recorded net income for the three months ended June 30, 1996 of $1.11 million, or .44 cents per share as compared to $1.13 million, or .44 cents per share for the comparable period in 1995. Earnings for the six months ended June 30, 1996 were $2.11 million, or .83 cents per share as compared to $2.29 million, or .89 cents per share for the comparable period in 1995.



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

On August 2, 1996, both the U.S. House of Representatives and the U.S. Senate passed the Small Business Job Protection Act of 1996. This bill will, if signed by the President, among other things, equalize the taxation of thrifts and banks. Previously, thrifts had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill will repeal current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988 will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two years if they meet a residential-lending test. The Bank has $1.0 million of post 1987 bad-debt reserves subject to taxation. Any recapture of the Bank's bad-debt reserves will have an adverse effect on net income.

EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of shares and common equivalent shares outstanding during the first six months of 1996. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options.

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


The following table sets forth the Corporation's weighted-average yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:

                                             Three Months Ended            Six Months Ended
                                                  June 30,                     June 30,

                                            1996            1995            1996       1995

Weighted-Average Yields Earned on:
  Loans, net                                8.04 %          8.18%           8.03%       8.13%
  Mortgage-Backed Securities                6.91            6.60            6.84        6.44
  Investment Securities                     6.40            6.30            6.28        6.24

  Total Interest-Earning Assets             7.49            7.56            7.46        7.48


Weighted-Average Interest Rates Paid on:
  Deposits                                  3.99            3.96            4.04        3.82
  Borrowings                                5.89            5.41            5.88        5.24
  Subordinated Debentures                  10.56           10.56           10.56       10.40

  Total Interest-Bearing Liabilities        4.27            4.15            4.31        4.01


Weighted-Average Interest Rate Spread

  for the Period                            3.22 %          3.40%           3.16%       3.47%

AVERAGE BALANCE OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table sets forth the Corporation's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:

                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,

                                                1996         1995            1996          1995

                                                (In Thousands)                (In Thousands)
Average Interest-Earning Assets:
  Loans, net                                 $ 289,068     $ 288,774       $ 289,660      $ 288,207
  Mortgage-Backed Securities                   103,396       125,550         105,960        127,635
  Investment Securities                         89,506        47,288          83,258         43,234

  Total                                        481,970       461,612         478,878        459,076


Average Interest-Bearing Liabilities:
  Deposits                                     396,764       403,054         393,741        402,309
  Borrowings                                    29,790        11,303          28,762          9,856
  Subordinated Debentures                       10,000        10,000          10,000         10,000

  Total                                        436,554       424,357         432,503        422,165

Excess of Interest-Earning Assets
  over Interest-Bearing Liabilities          $  45,416     $  37,255       $  46,375      $  36,911

RATE/VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Corporation's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume, (ii) changes in rate and (iii) total changes in rate and volume (the combined effect of changes in both volume and rate, not separately identified, has been allocated to rate).

                                             Three Months Ended                   Six Months Ended
                                                June 30,                             June 30,
                                          1996 compared to 1995               1996 compared to 1995

                                       Increase (Decrease) due to:         Increase (Decrease) due to:
                                       Rate      Volume      Total         Rate       Volume     Total

                                             (In Thousands)                        (In Thousands)
Interest income:
  Loans receivable                    $ (99)     $    6      $ (93)        $(134)    $   59     $   (75)
  Mortgage-backed securities             79        (366)      (287)          216       (698)       (482)
  Investment securities                  21         665        686            16      1,249       1,265


   Total change - interest income         1         305        306            98        610         708

Interest expense:
  Deposits                               31         (62)       (31)          427       (164)        263
  Borrowings                             36         250        286            93        495         588
  Subordinated Debentures                 0           0          0             8          0           8



   Total change - interest expense       67         188        255           528        331         859


Net change in net interest income     $ (66)      $ 117      $  51         $(430)   $   279     $  (151)


NET INTEREST INCOME - for the three months and six months ended June 30, 1996 amounted to $4.3 million and $8.5 million, respectively an increase of $51 thousand for the three months ended June 30, 1996 and a decrease of $151 thousand for the six months ended June 30, 1996 as compared to the same periods during 1995. The increase for the quarter ended June 30, 1996 was primarily due to an increase in interest income for investments of $686 thousand partially offset by a decrease in interest income for mortgage-backed securities of $287 thousand and loans receivable of $93 thousand. The increase in interest income of investments was due to an increase in the average balance of the investment securities portfolio to $89.5 million for the quarter ended June 30, 1996 from $47.3 million for 1995, which resulted in an increase in interest income of $665 thousand. The increase in the average balance was due to the net purchases during the quarter of $11.2 million of U.S. agency notes and $3.0 million of fixed rate CMO securities. Interest income on mortgage-backed securities decreased $366 thousand from a decrease in the average balance to $103.4 million at June 30, 1996 from $125.5 million at June 30, 1995, partially offset by an increase in interest income of $79 thousand due to a 31 basis point increase in the average yield to 6.91% during the second quarter of 1996 from the average yield of 6.60% in the second quarter of 1995.

Interest expense on borrowings increased by $286 thousand for the quarter ended June 30, 1996 due to a $18.5 million increase in the average balance, primarily the result of increased borrowings at the Federal Home Loan Bank. The average rate on borrowings increased to 5.89% at June 30, 1996 from 5.41% over the same period in 1995, resulting in an increase in interest income of $36 thousand.

The increase in interest income for the six months ended June 30, 1996 of $708 thousand was primarily due to an increase in interest income on investment securities partially offset by a decrease in interest income on mortgage-backed securities and loans. The increase in interest income on investment securities during the six months ended June 30, 1996 of $1.3 million was primarily due to an increase in the average balance to $83.3 million at June 30, 1996 from $43.2 million at June 30, 1995, principally from increases in reverse repurchase agreements of $7.1 million, CMO's of $8.0 million and U. S. Agency notes of $11.2 million. The decrease in interest income on mortgage-backed securities during the six months ended June 30, 1996 of $482 thousand was the result of a decrease in the average balance of mortgage-backed securities of $21.7 million to $105.9 million at June 30, 1996 from $127.6 million at June 30, 1995, primarily from $24.4 million in principal paydowns.

The increase in interest expense on borrowings of $588 thousand during the first six months of 1996 was due to an increase in the average balance of borrowings to $28.8 million at June 30, 1996 from $9.9 million at June 30, 1995 and an increase in the average rate to 5.88% at June 30, 1996 from 5.24% at June 30, 1995. The increase in interest expense on deposits of $263 thousand was a result of a 64 basis point increase in the average rate to 5.88% at June 30, 1996 from 5.24% at June 30, 1995, partially offset by a decrease in the average balance to $393.7 million at June 30, 1996 from $402.3 million at June 30, 1995.

PROVISION FOR LOAN LOSSES - for the three month and six month periods ended June 30, 1996 remained stable at $30 thousand and $60 thousand, respectively compared to the same periods in 1995. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loans losses will not increase or be necessary.

REAL ESTATE OWNED OPERATIONS, NET - for the three and six month periods ended June 30, 1996 totaled $44 thousand and $89 thousand, respectively compared to $48 thousand and $91 thousand for the same periods in 1995. The decreases are due to lower REO expenses incurred during the three and six months ended June 30, 1996 as a result of the sale of certain REO properties during 1995.

OPERATING EXPENSES - for the three and six month periods ended June 30, 1996 amounted to $3.2 million and $6.3 million, respectively, as compared to $3.0 million and $5.9 million for the same periods in 1995.

SALARIES AND EMPLOYEE BENEFITS - for the three and six month periods ended June 30, 1996 were $1.8 million and $3.5 million, respectively, as compared to $1.6 million and $3.1 million for the same periods in 1995. Full time equivalent employees at June 30, 1996 were 238 as compared to 205 at June 30, 1995.


OCCUPANCY AND EQUIPMENT - for the three and six month periods ended June 30, 1996 amounted to $610 thousand and $1.2 million, respectively, as compared to $486 thousand and $978 thousand for the same periods in 1995. The increases are the result of additional depreciation and occupation expenses on three new branches opened since the second quarter of 1995 as well as other facility improvements and equipment additions between the three and six month periods ended June 30, 1996 and June 30, 1995.

PURCHASED SERVICES - for the three and six month periods ended June 30, 1996 amounted to $229 thousand and $440 thousand, respectively, as compared to $272 thousand and $525 thousand for the same periods in 1995. The decreases are due to lower processing costs as a result of check processing which was brought in-house during October 1995.

FEDERAL INSURANCE PREMIUM - for the three and six month periods ended June 30, 1996 amounted to $239 thousand and $469 thousand, respectively, as compared to $244 thousand and $487 thousand for the same periods in 1995. The decreases are the result of a decline in the average balance of deposits during the three and six month periods ended June 30, 1996 compared to the same periods in 1995.




LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits, and other cash outflows in a cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayments of loan principal. The Bank also obtains funds from the sale and maturity of investment securities and short-term investments as well as the maturity of mortgage-backed securities and funds provided by operations. During the past several years, the Bank has used such funds primarily to meet ongoing commitments to fund maturing time deposits and savings withdrawals, to fund existing and continuing loan commitments and to maintain liquidity. While the Bank has been able to fund its operations internally during recent periods, it has periodically supplemented its liquidity needs with advances from the FHLB of New York. At June 30, 1996 the Bank had $34.3 million in advances from the Federal Home Loan Bank of New York. While loan payments, maturing investments and mortgage-backed securities are a relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity is also influenced by the level of demand for funding loan originations.

The Bank is required under applicable federal regulations to maintain specified levels of "liquid investments", which include certain United States government and federal agency securities and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which is also included in the 5% requirement. These levels are changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity in excess of required levels. The Bank's regulatory liquidity was 12.25% and 10.63%, respectively, at June 30, 1996, and December 31, 1995, respectively, and its short-term liquidity was 6.34% and 4.75%, respectively, at such dates.





PART II.     OTHER INFORMATION
              ----------------




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


             None


     Item 5: Other Information
     ------- -----------------


             None



     Item 6: Exhibits and Reports on Form 8-K
     ------- --------------------------------

             Exhibit 11 Computation of Earnings Per Share
             Exhibit 27 Financial Data Schedule


                        S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






        FMS FINANCIAL CORPORATION




Date: August 14, 1996               /s/ Craig W. Yates
                                   ------------------------------------

                                   Craig W. Yates
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: August 14, 1996               /s/ Channing L. Smith
                                   ---------------------------------------
                                   Channing L. Smith
                                   Vice President and
                                   Chief Financial Officer

Exhibit No. 11 Statement re: Computation of Per Share Earnings

                                                                               Three Months Ended              Six Months Ended
                                                                                    June 30,                       June 30,

                                                                                1996         1995              1996         1995
Net Income                                                                  $1,111,815   $1,128,870        $2,113,700   $2,293,322

Weighted average common shares outstanding                                   2,467,578    2,527,012         2,480,692    2,503,256

Common stock equivalents due to dilutive effect of stock options                56,347       61,988            56,786       61,134

Total weighted average common shares and equivalents outstanding             2,523,925    2,589,000         2,537,478    2,564,390

Primary earnings per share                                                       $0.44        $0.44             $0.83        $0.89

Total weighted average common shares and equivalents outstanding             2,523,925    2,589,000         2,537,478    2,564,390

Additional dilutive shares using the higher of the end of period market value or average market value for the period when utilizing the treasury
stock method regarding stock options                                               -          2,066               -          2,920

Total outstanding shares for fully diluted earnings per share computation    2,523,925    2,591,066         2,537,478    2,567,310

Fully diluted earnings per share                                                 $0.44        $0.44             $0.83        $0.89
