Form 10-Q
period 1996-09-30
FMS FINANCIAL CORP
filed 1996-11-14
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------


                     WASHINGTON, D.C. 20549
                     ======================


                            FORM 10-Q


(Mark One)

  X       Quarterly report pursuant to section 13 or 15(d) of the Securities
------

          Exchange Act of 1934

          For the quarterly period ended September 30, 1996

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
                                                               ---     ---



     As of September 30, 1996 there were issued and outstanding 2,602,864 shares and 2,467,763 shares, respectively of the registrant's Common Stock, par value $.10 per share.

            FMS FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------


                  QUARTERLY REPORT ON FORM 10-Q
                  -----------------------------


                        SEPTEMBER 30, 1996
                        ------------------


                        TABLE OF CONTENTS
                        -----------------


                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION
------------------------------


     Item 1 - Financial Statements


        Consolidated Statements of Financial Condition as of
             September 30, 1996 (unaudited) and December 31, 1995........1

        Consolidated Statements of Income (unaudited)
             for the three and nine month periods ended
             September 30, 1996 and September 30, 1995...................2

        Consolidated Statements of Cash Flows (unaudited)
             for the nine month periods ended September 30, 1996
             and September 30, 1995......................................3


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.........4 - 14



PART II - OTHER INFORMATION
---------------------------


     Item 1 - Legal Proceedings.........................................15

     Item 2 - Changes in Securities.....................................15

     Item 3 - Defaults Upon Senior Securities...........................15

     Item 4 - Submission of Matters to a Vote of Security Holders.......15

     Item 5 - Other Information.........................................15

     Item 6 - Exhibits and Reports on Form 8-K..........................15

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    SEPTEMBER 30, 1996       December 31, 1995

                                                                                        (UNAUDITED)
ASSETS


 Cash and amounts due from depository institutions                                     $     3,075,633         $     9,804,770
 Interest-bearing deposits                                                                      89,925                 124,334
 Federal funds sold                                                                            500,000                       0
 Short term funds                                                                               47,377                  56,476
   Total cash and cash equivalents                                                           3,712,935               9,985,580
 Investment securities held to maturity                                                     46,354,893              43,564,913
 Investment securities available for sale                                                   28,654,192              22,767,981
 Loans receivable  - net                                                                   303,162,472             288,400,236
 Mortgage-backed securities held to maturity                                               109,276,466             111,554,864
 Accrued interest receivable:
   Loans                                                                                     1,888,223               1,749,652
   Mortgage-backed securities                                                                  933,743                 964,148
   Investments                                                                                 842,736                 892,533
 Federal Home Loan Bank stock                                                                3,620,600               4,058,100
 Real estate held for development - net                                                      1,227,732               1,227,732
 Real estate owned - net                                                                       732,190                 668,792
 Office properties and equipment - net                                                      14,419,633              12,773,479
 Deferred income taxes                                                                       1,401,146                 897,443
 Excess cost over fair value of net assets acquired                                            755,085                 997,505
 Prepaid expenses and other assets                                                           1,107,315                 553,944
 Subordinated Debentures issue cost - net                                                      450,146                 493,157

TOTAL ASSETS                                                                           $   518,539,507         $   501,550,059



LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
 Deposits                                                                              $   438,702,154         $   428,809,380
 Advances from the Federal Home Loan Bank                                                   28,750,000              24,500,000
 10% Subordinated Debentures, due 2004                                                      10,000,000              10,000,000
 Guarantee of employee stock ownership plan debt                                               132,958                 182,444
 Advances by borrowers for taxes and insurance                                               2,044,773               2,093,130
 Accrued interest payable                                                                      649,630                 888,456
 Dividends payable                                                                             123,388                 125,288
 Other liabilities                                                                           4,310,252               1,898,861

Total liabilities                                                                          484,713,155             468,497,559


Commitments and contingencies
Stockholders' Equity:
 Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
 Common stock - $.10 par value 10,000,000 shares authorized; shares issued 2,602,864 and 2,601,634, and shares outstanding 2,467,763 and
   2,505,756 as of September 30, 1996 and December 31, 1995, respectively                      260,286                 260,163
 Paid-in capital in excess of par                                                            8,413,482               8,408,840
 Unrealized loss on securities available for sale - net of deferred income taxes             (126,414)               (236,154)
 Guarantee of employee stock ownership plan debt                                             (132,958)               (182,444)
 Retained earnings - substantially restricted                                               27,225,594              25,951,864
 Less:  Treasury stock (135,101 and 95,878 shares, at cost,  as of
   September 30, 1996 and December 31, 1995, respectively)                                 (1,813,638)             (1,149,769)

Total stockholders' equity                                                                  33,826,352              33,052,500


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $   518,539,507         $   501,550,059

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                             1996           1995           1996             1995
INTEREST  INCOME:                                                (UNAUDITED)
Interest income on:
 Loans                                   $ 5,969,092   $ 5,920,260   $  17,603,438     $  17,628,852
 Mortgage-backed securities                1,954,922     2,005,781       5,580,583         6,114,250
 Investments                               1,490,492     1,087,221       4,104,703         2,435,959

Total interest income                      9,414,506     9,013,262      27,288,724        26,179,061


INTEREST EXPENSE:
Interest expense on:
 Deposits                                  4,114,686     4,131,025      12,060,153        11,812,929
 Subordinated Debentures                     264,336       264,338         793,010           784,677
 Borrowings                                  454,636       395,586       1,299,953           653,171

Total interest expense                     4,833,658     4,790,949      14,153,116        13,250,777


NET INTEREST INCOME                        4,580,848     4,222,313      13,135,608        12,928,284
PROVISION FOR LOAN LOSSES                     30,000        30,000          90,000            90,000


NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                        4,550,848     4,192,313      13,045,608        12,838,284


OTHER INCOME (EXPENSE):
 Loan service charges and other fees          51,132        69,298         169,054           213,763
 Gain on sale of loans                         3,610         3,233           4,587             8,419
 Gain on sale of investment securities             0             0           3,030                 0
 Real estate owned operations, net          (45,314)      (42,875)       (134,567)         (133,622)
 Service charges on accounts                 501,723       388,598       1,385,104         1,115,286
 Other income                                 90,541        39,898         155,749           138,014

Total other income (expense)                 601,692       458,152       1,582,957         1,341,860


OPERATING EXPENSES:
 Salaries and employee benefits            1,786,922     1,566,121       5,239,170         4,709,063
 Occupancy and equipment                     635,259       512,479       1,867,775         1,490,787
 Purchased services                          241,423       273,271         681,089           798,112
 Federal deposit insurance premiums          235,554       241,893         704,667           728,943
 SAIF recapitalization assessment          2,720,765             0       2,720,765                 0
 Professional fees                            70,119        96,508         202,980           290,650
 Advertising                                  10,627         6,111          24,014            19,150
 Other                                       306,684       296,923         877,101           885,461


Total operating expenses                   6,007,353     2,993,306      12,317,561         8,922,166


INCOME (LOSS) BEFORE INCOME TAXES          (854,813)     1,657,159       2,311,004         5,257,978

INCOME TAXES:
Current                                     (23,683)       631,343       1,291,851         2,038,627
Deferred                                   (361,306)      (31,629)       (624,723)         (131,417)
Total income taxes                         (384,989)       599,714         667,128         1,907,210
NET INCOME (LOSS)                        $ (469,824)   $ 1,057,445   $   1,643,876     $   3,350,768

EARNINGS (LOSS) PER COMMON SHARE:        $    (0.19)   $      0.41   $        0.65     $        1.31

 Weighted average common shares and
   common stock equivalents outstanding    2,532,198     2,568,540       2,530,032         2,561,480

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           1996             1995

OPERATING ACTIVITIES:                                                                           (Unaudited)
Net income                                                                             $   1,643,876   $   3,350,768
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                                     90,000          90,000
Depreciation and amortization                                                              1,221,825       1,189,168
Provision for real estate owned                                                              101,608         291,012
Realized (gains) and losses on:
      Sale of loans and loans held for sale                                                  (4,587)         (8,419)
      Sale of investments available for sale                                                 (3,030)               0
      Disposal of fixed assets                                                                 6,230           3,836
      Sale of real estate owned                                                              (2,608)       (184,788)
Proceeds from sale of loans held for sale                                                          0         150,874
Loans originated for sale                                                                          0       (150,000)
Increase in accrued interest receivable                                                     (58,369)       (450,107)
(Increase) Decrease in prepaid expenses and other assets                                   (294,618)         121,786
Decrease in accrued interest payable                                                       (238,826)       (184,087)
Increase in other liabilities                                                              2,411,391         567,070
Deferred income taxes                                                                      (565,379)        (53,485)

      Net cash provided by operating activities                                            4,307,513       4,733,628

INVESTING ACTIVITIES:
Proceeds from sale of:
      Education loans                                                                        630,531         717,512
      Real estate owned                                                                      254,435         440,742
      Office property and equipment                                                            1,500               0
Proceeds from maturities of investment securities held to maturity                       140,966,318      28,534,803
Proceeds from maturities and sales of investment securities available for sale             9,226,415       1,550,000
Principal collected on mortgage-backed securities                                         25,689,031      14,591,876
Principal collected on longer-term loans, net                                             40,307,584      28,777,012
Longer-term loans originated or acquired, net                                           (56,075,846)    (34,027,907)
Purchase of investment securities and mortgage-backed securities held to maturity      (161,262,646)    (38,763,614)
Purchase of investment securities available for sale                                    (21,158,580)    (19,786,398)
Redemption (Purchase) of Federal Home Loan Bank stock                                        437,500       (329,700)
Purchase of office property and equipment                                                (2,659,667)     (1,779,512)

      Net cash used by investing activities                                             (23,643,425)    (20,075,186)

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts                            6,882,497    (15,791,785)
Net increase in time deposits                                                              3,010,277       8,850,020
Net increase in FHLB advances                                                              4,250,000      14,680,000
Decrease in advances from borrowers for taxes and insurance                                 (48,357)       (115,668)
Purchase of treasury stock                                                                 (663,869)       (249,219)
Dividends paid on common stock                                                             (372,046)       (249,925)
Net proceeds from issuance of common stock                                                     4,765          44,307

      Net cash provided by financing activities                                           13,063,267       7,167,730

DECREASE IN CASH AND CASH EQUIVALENTS                                                    (6,272,645)     (8,173,828)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             9,985,580      11,380,545

CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $   3,712,935   $   3,206,717


Supplemental Disclosures:
      Cash paid for:
        Interest on deposits, advances, and other borrowings                           $  14,391,942   $  13,434,864
        Income taxes                                                                       1,647,476       1,826,591
      Non cash investing and financing activities:
        Dividends declared and not paid at quarter end                                       123,388         125,288
        Non-monetary transfers from loans to real estate acquired
        through foreclosure                                                                  416,833          56,527

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
        SEPTEMBER 30, 1996 AND 1995.


General
-------


FMS Financial Corporation ("the Corporation") is the parent company of Farmers & Mechanics Bank ("the Bank''), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations and cash flows for the periods and dates indicated. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the operating results for the full fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles.

FINANCIAL CONDITION -

TOTAL ASSETS - at September 30, 1996 were $518.5 million as compared with total assets at December 31, 1995 of $501.6 million.

INVESTMENT SECURITIES HELD TO MATURITY - increased to $46.4 million at September 30, 1996 from $43.6 million at December 31, 1995 due to the purchase of $21.8 million in U.S. Government agency notes partially offset by the redemption of $10.6 million in U.S. Government agency notes and a $6.7 million decrease in reverse repurchase agreements. Investment securities held to maturity at September 30, 1996 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of September 30, 1996 and December 31, 1995 follows:

                                       September 30, 1996                         December 31, 1995

                                        Gross        Gross       Estimated                   Estimated
                        Amortized    Unrealized    Unrealized      Market       Amortized     Market
                           Cost         Gains        Losses        Value          Cost         Value

U. S. Gov't Agencies  $ 43,283,737    $ 11,205    $ (996,005)  $ 42,298,937   $ 34,086,243  $ 34,109,989
Reverse Repurchase       2,300,000           0             0      2,300,000      9,000,000     9,000,000
Municipal bonds            756,156       3,129             0        759,285        463,670       464,117
U. S. Treasury              15,000           0        (1,000)        14,000         15,000        14,000

Total                 $ 46,354,893    $ 14,334    $ (997,005)  $ 45,372,222   $ 43,564,913  $ 43,588,106

INVESTMENT SECURITIES AVAILABLE FOR SALE - increased to $28.7 million at September 30, 1996 from $22.8 million at December 31, 1995 from the purchase of $12.3 million of U.S. Government agency notes and $8.8 million of CMO's, partially offset by the call of $8.3 million in U.S. Agency notes and principal paydowns on CMO's and REMIC's of $5.8 million and $425 thousand, respectively. Investment securities available for sale at September 30, 1996 consisted of $20.2 million in fixed rate securities and $8.5 million in adjustable rate securities. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 1996 and December 31, 1995 follows:

                                        September 30, 1996                          December 31, 1995

                                         Gross        Gross       Estimated                  Estimated
                         Amortized    Unrealized    Unrealized     Market      Amortized      Market
                            Cost         Gains        Losses        Value         Cost         Value

U. S. Gov't Agencies   $ 11,998,673    $  28,306   $ (35,417)  $ 11,991,562   $  8,000,000  $  7,927,500
U. S. Treasury            1,993,170          910           0      1,994,080      1,979,408     1,980,000
CMO's                     8,572,944       28,012     (75,801)     8,525,155      5,520,407     5,484,799
REMIC's                   6,239,241            0    (197,222)     6,042,019      7,589,420     7,291,202
Common Stock                 50,000       51,376           0        101,376         50,000        84,480

Total                  $ 28,854,028    $ 108,604   $(308,440)  $ 28,654,192   $ 23,139,235  $ 22,767,981

LOANS RECEIVABLE AND LOANS HELD FOR SALE - increased $14.8 million to $303.2 million at September 30, 1996 from $288.4 million at December 31, 1995. The Bank purchased $14.5 million of adjustable rate mortgage loans during the third quarter of 1996 with an average yield of 7.18%. These loans were purchased from First Tennessee Bank and are residential loans on properties primarily located within the Bank's lending area of Burlington County. During the nine months ended September 30, 1996, approximately $56.1 million of loans were originated and acquired which were partially offset by $40.3 million of principal collected on loans. The following tables set forth certain information concerning the loan portfolio at the dates indicated. Table 1 shows loans receivable by major categories. Table 2 shows past due impaired loans by major categories.

Table 1                               September 30,     December 31,
Loans Receivable                           1996             1995
----------------


Mortgage loans ( 1-4  dwelling)     $   257,183,991   $  249,278,288
Commercial real estate                   37,090,947       34,721,212
Commercial construction                   4,386,192                0
Construction loans                        5,648,622        4,063,081
Consumer loans                            4,055,661        4,336,346
Commercial business                       1,548,317        1,779,051

Subtotal                                309,913,730      294,177,978

Less:
    Loans in process                      2,880,093        1,947,301
    Deferred loan fees                    1,101,577        1,063,662
    Allowance for possible
     loan losses                          2,769,588        2,766,779

Net Loans Receivable                $   303,162,472   $  288,400,236



Table 2                               September 30,     December 31,
Impaired Loans                             1996             1995
--------------


Impaired loans - non-accrual:
Mortgage loans:
   One-to-four family               $     2,142,674   $    2,502,175
   Commercial real estate                 1,430,108        1,603,524
Consumer and other                            4,113            6,133
Total impaired non-accrual loans    $     3,576,895   $    4,111,832
Other impaired loans                              0          353,736

Total impaired loans                $     3,576,895   $    4,465,568


At September 30, 1996, the recorded investment in loans for which impairment has been recognized in accordance with SFAS #114 and #118 totaled $3.6 million of which $1.6 million related to loans that were individually measured for impairment with a valuation allowance of $266 thousand and $2.0 million of loans that were collectively measured for impairment with a valuation allowance of $106 thousand. For the nine months ended September 30, 1996, the average recorded investment in impaired loans was approximately $4.2 million and the Bank recognized $188 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $2.8 million in total reserves for possible loan losses at September 30, 1996, representing approximately 78% of non-accrual loans and .90% of total loans.

As of September 30, 1996 the Bank had outstanding loan commitments of $26.0 million, of which $5.3 million represented fixed rate loans and $20.7 million represented variable rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, borrowings and if required the sale of investment securities available for sale.

MORTGAGE-BACKED SECURITIES - decreased $2.2 million to $109.3 million at September 30, 1996 from $111.5 million at December 31, 1995. The decrease is the result of $19.6 million in principal repayments, partially offset by purchases of $17.4 million during the period. Mortgage-backed securities at September 30, 1996 consisted of $72.3 million in fixed rate securities and $37.0 million in adjustable rate securities. Mortgage-backed securities at September 30, 1996 and December 31, 1995 are summarized below:

                               September 30, 1996                            December  31, 1995

                             Gross         Gross
             Amortized    Unrealized    Unrealized        Estimated        Amortized     Estimated
                Cost         Gains        Losses        Market Value         Cost       Market Value


GNMA       $  23,950,037  $   414,771  $    40,492     $   24,405,300  $   15,225,124  $  15,651,030

FNMA          39,301,645      234,888     (354,438)        39,182,095      41,506,743     41,949,904

FHLMC         45,422,861      689,877     (150,861)        45,961,877      54,039,337     55,223,487

Private          601,923        4,461            0            606,384         783,660        780,379


Total      $ 109,276,466  $ 1,343,997   $ (464,807)     $ 110,155,656   $ 111,554,864  $ 113,604,800

REAL ESTATE HELD FOR DEVELOPMENT - remained stable at $1.2 million at September 30, 1996 from December 31, 1995. The Bank has ceased making any new investments in real estate projects and has limited any additional investments to those investments which are necessary to preserve and protect the existing assets so that they may be liquidated as soon as practical. Management believes that divestiture of its present land investments may take several years, depending on market conditions. Management will continue to monitor the net realizable value of its real estate investments. At September 30, 1996, the Bank's investment in and advances to subsidiaries engaged in land development was fully deducted from core, tangible, and risk-based capital.

REAL ESTATE OWNED - increased approximately $63 thousand to $732 thousand at September 30, 1996 from $669 thousand at December 31, 1995. The increase is due to four properties acquired through foreclosure or deed in lieu of foreclosure, partially offset by the sale of two properties during the first nine months of 1996. Real estate owned at September 30, 1996 is comprised of (i) two residential, single-family homes, one is located within the Bank's primary lending area of Burlington County and one is located in Trenton, NJ, (ii) two condominiums, which are located in Burlington County, (iii) one commercial condominium located in Burlington County and (iv) approximately 19 acres of land in Burlington, NJ, which is zoned for the construction of 109 townhouses. The Bank is currently seeking buyers for all of these properties.

ASSET CLASSIFICATIONS - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets decreased $570 thousand during the nine months ended September 30, 1996 resulting from a decrease in classified one-to-four family, loans of $360 thousand and commercial loans of $272 thousand, partially offset by an increase in real estate owned of $63 thousand. The following table sets forth information with respect to the Bank's classified assets at the dated indicated:

                                         September 30,     December 31,
                                             1996              1995


Classified Assets:
Substandard Loans:
  One-to-four family                        $2,142,674        $2,502,175
  Commercial real estate                     3,974,829         4,246,887
  Consumer and other                             4,113             6,133

   Total loans                               6,121,616         6,755,195

Real estate held for development, net        1,227,732         1,227,732
Real Estate Owned, net                         732,190           668,792

   Total Substandard                         8,081,538         8,651,719


   Doubtful loans                                    0                 0

Total Doubtful                                       0                 0


TOTAL CLASSIFIED ASSETS                     $8,081,538        $8,651,719



DEPOSITS - increased $9.9 million to $438.7 million at September 30, 1996 from $428.8 million at December 31, 1995 which was the result of increases in non-interest checking accounts of $7.0 million, certificates of deposit of $3.0 million and savings accounts of $939 thousand, partially offset by a decrease in money market accounts of $719 thousand and in NOW accounts of $334 thousand. Interest credited to depositors accounts for the nine months ended September 30, 1996 amounted to $10.8 million. The following table sets forth certain information concerning deposits at the dates indicated:

                              September 30, 1996                 December 31, 1995

                                     Percent  Weighted                 Percent    Weighted
                                    of Total   Average                of Total    Average
                          Amount    Deposits    Rate      Amount      Deposits      Rate

Non-interest checking  $ 35,675,327     8.13%    0.00%   $ 28,678,611      6.69%     0.00%
NOW accounts             44,109,163    10.05%    1.62%     44,442,958     10.36%     1.52%
Savings accounts         69,649,263    15.88%    2.56%     68,710,447     16.02%     2.59%
Money market accounts    56,774,642    12.94%    2.60%     57,493,882     13.41%     2.66%
Certificates            232,493,759    53.00%    5.30%    229,483,482     53.52%     5.21%

   Total Deposits      $438,702,154   100.00%    3.76%   $428,809,380    100.00%     3.81%


BORROWINGS - at September 30, 1996 amounted to $38.9 million. Borrowings included $10.0 million of 10% Subordinated Debentures, $28.8 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.94% and $133 thousand in the guarantee of Employee Stock Ownership Plan debt. At
December 31, 1995 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $24.5 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.96% and $182 thousand in the guarantee of Employee Stock Ownership Plan debt.

STOCKHOLDERS' EQUITY - increased $774 thousand to $33.8 million at September 30, 1996, primarily as a result of net income for nine months of $1.6 million, a reduction in the unrealized loss on securities available for sale of $110 thousand and a reduction in the guarantee of Employee Stock Ownership Plan debt of $49 thousand, partially offset by the purchase of $664 thousand of treasury stock and payment of cash dividends to stockholders of $370 thousand. Shares outstanding at September 30, 1996 decreased to 2,467,763 shares from 2,505,756 shares at December 31, 1995, as 39,223 shares were repurchased and stock options for 1,230 shares were exercised during the nine months ended September 30, 1996. The book value per share at September 30, 1996 was $13.71 as compared to $13.19 at December 31, 1995. Options to purchase 82,371 shares at September 30, 1996 of the Company's common stock were outstanding to certain directors, officers and employees.

There are three (3) standards that the Bank must satisfy in order to meet its capital requirements. The requirements include a leverage ratio of core capital to adjusted total assets of 3.0 percent, a tangible capital standard expressed as 1.5 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. If the Bank is not in compliance with applicable capital standards, the Office of Thrift Supervision (OTS) can restrict the Bank's asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS. At September 30, 1996 the Bank exceeds all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 7.29%, 7.29%, and 16.11%, respectively.

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

The Corporation recorded a net loss for the three months ended September 30, 1996 of $470 thousand, or .19 cents per share as compared to the net income of $1.1 million, or .41 cents per share for the comparable period in 1995. The net loss was a result of the SAIF recapitalization assessment of $2.7 million during the quarter ended September 30, 1996. Earnings for the nine months ended September 30, 1996 were $1.6 million, or .65 cents per share as compared to $3.4 million, or $1.31 per share for the comparable period in 1995.

EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of shares and common equivalent shares outstanding during the first nine months of 1996. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options.

INTEREST RATE SPREAD

The Bank's interest income is affected by the difference or "interest rate spread" between yields received by the Bank on its interest-earning assets and the interest rates paid by the Bank on its interest-bearing liabilities. Net interest income is affected by (i) the spread between the yield earned on interest- earning assets and the interest rates paid on interest-bearing savings deposits and borrowings (liabilities), and (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities. The Bank's interest rate spread varies over time because money market accounts and other flexible rate accounts have become significant sources of savings deposits. Income from investment securities and mortgage-backed securities depends upon the amount invested during the period and the yields earned on such securities. The yield on loans receivable changes principally as a result of existing mortgage loan repayments, adjustable rate loan adjustments, sales and the interest rates and volume of new mortgage loans.

The following table sets forth the Corporation's weighted-average yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:

                                           Three Months Ended    Nine Months Ended
                                              September 30,        September 30,

                                            1996       1995        1996     1995

Weighted-Average Yields Earned on:
  Loans, net                                 8.04%      8.17%        8.07%   8.14%
  Mortgage-Backed Securities                 7.10       6.62         6.93    6.50
  Investment Securities                      6.76       6.52         6.43    6.35

  Total Interest-Earning Assets              7.60       7.55         7.53    7.50


Weighted-Average Interest Rates Paid on:
  Deposits                                   3.75       3.89         3.76    3.75
  Borrowings                                 5.99       5.97         5.92    5.63
  Subordinated Debentures                   10.56      10.56        10.56   10.47

  Total Interest-Bearing Liabilities         4.03       4.15         4.05    3.97


Weighted-Average Interest Rate Spread
  for the Period                             3.57%      3.40%        3.48%   3.53%


AVERAGE BALANCE OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES The following table sets forth the Corporation's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:

                                          Three Months Ended       Nine Months Ended
                                             September 30,           September 30,

                                            1996        1995        1996      1995

                                            (In Thousands)         (In Thousands)
Average Interest-Earning Assets:
  Loans, net                            $ 297,028   $ 289,931    $ 290,823  $ 288,792
  Mortgage-Backed Securities              110,098     121,175      107,348    125,463
  Investment Securities                    88,199      66,661       85,088     51,133

  Total                                   495,325     477,767      483,259    465,388


Average Interest-Bearing Liabilities:
  Deposits                                439,089     425,279      427,154    419,952
  Borrowings                               30,403      26,487       29,313     15,456
  Subordinated Debentures                  10,000      10,000       10,000     10,000

  Total                                   479,492     461,766      466,467    445,408

Excess of Interest-Earning Assets
  over Interest-Bearing Liabilities     $  15,833   $  16,001    $  16,792  $  19,980


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

                                       Three Months Ended            Nine Months Ended
                                          September 30,                September 30,
                                      1996 compared to 1995        1996 compared to 1995

                                   Increase (Decrease) due to:  Increase (Decrease) due to:
                                     Rate     Volume    Total     Rate    Volume     Total

                                         (In Thousands)                (In Thousands)
Interest income:
  Loans receivable                   $ (96)   $ 145     $  49   $ (150)   $  124   $   (26)
  Mortgage-backed securities           132     (183)      (51)     349      (883)     (534)
  Investment securities                 51      352       403       51     1,618     1,669


   Total change - interest income       87      314       401      250       859     1,109

Interest expense:
  Deposits                            (150)     134       (16)      44       203       247
  Borrowings                             0       59        59       63       585       648
  Subordinated Debentures                0        0         0        7         0         7



   Total change - interest expense    (150)     193        43      114       788       902


Net change in net interest income    $ 237    $ 121     $ 358    $ 136     $  71   $   207

NET INTEREST INCOME - for the three months and nine months ended September 30, 1996 amounted to $4.6 million and $13.1 million, respectively, an increase of $358 thousand and $207 thousand compared to the same period in 1995. The increase for the quarter ended September 30, 1996 was primarily due to an increase in interest income for investments of $403 thousand and loans receivable of $49 thousand partially offset by a decrease in interest income for mortgage-backed securities of $51 thousand.

The increase in interest income of investments was due to an increase in the average balance of the investment securities portfolio of $21.5 million to $88.2 million for the quarter ended September 30, 1996 from $66.7 million for same period in 1995, which resulted in an increase in interest income of $352 thousand. The average balance increase was due to the net purchases during the quarter of $5 million of U.S. agency notes and $19.2 million of reverse repurchase agreements.

Interest income on loans increased $49 thousand during the quarter ended September 30, 1996. The increase is due to the purchase of $14.5 million of adjustable rate mortgage loans during the third quarter of 1996 with an average yield of 7.18%, which resulted in a volume increase of interest income of $145 thousand. The interest income volume increase was partially offset by a $96 thousand average yield decrease as the yield on the loan portfolio decreased to 8.04% for the quarter ended September 30, 1996 from 8.17% at September 30, 1995.

Interest income on mortgage-backed securities decreased $51 thousand from a decrease in the average balance to $110.1 million at September 30, 1996 from $121.2 million at September 30, 1995, partially offset by an increase in interest income of $132 thousand due to a 48 basis point increase in the average yield to 7.10% during the third quarter of 1996 from the average yield of 6.62% in the third quarter of 1995.

Interest expense on borrowings increased by $59 thousand for the quarter ended September 30, 1996 primarily due to a $3.9 million increase in the average balance from increased borrowings at the Federal Home Loan Bank.

The increase in interest income for the nine months ended September 30, 1996 of $207 thousand was primarily the result of an increase in interest income on investment securities partially offset by a decrease in interest income on mortgage-backed securities and loans. The increase in interest income on investment securities during the nine months ended September 30, 1996 of $1.7 million was primarily due to an increase in the average balance to $85.1 million at September 30, 1996 from $51.1 million at September 30, 1995, principally from the net purchases in U.S. Agency notes of $7.2 million, CMO's of $4.4 million, and reverse repurchase agreements of $2.3 million. The decrease in interest income on mortgage-backed securities during the nine months ended September 30, 1996 of $534 thousand was the result of a decrease in the average balance of mortgage-backed securities of $18.1 million to $107.3 million at September 30, 1996 from $125.5 million at September 30, 1995, due to $19.5 million of principal paydowns during the nine months ended September 30, 1996.

The increase in interest expense on borrowings of $648 thousand during the first nine months of 1996 was due to an increase in the average balance of borrowings to $29.3 million at September 30, 1996 from $15.5 million at September 30, 1995 which resulted in an increase in interest expense of $585 thousand as well as an increase in the average rate to 5.92% at September 30, 1996 from 5.63% at September 30, 1995. The increase in interest expense on deposits of $247 thousand was a result of a increase in the average balance to $427.2 million at September 30, 1996 from $419.2 million at September 30, 1995 which resulted in an increase in interest expense of $223 thousand.

PROVISION FOR LOAN LOSSES - for the three month and nine month periods ended September 30, 1996 remained stable at $30 thousand and $90 thousand, respectively compared to the same periods in 1995. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loan losses will not increase or be necessary.

REAL ESTATE OWNED OPERATIONS, NET - for the three and nine month periods ended September 30, 1996 totaled $45 thousand and $135 thousand, respectively compared to $43 thousand and $134 thousand for the same periods in 1995.

OPERATING EXPENSES - for the three and nine month periods ended September 30, 1996 amounted to $6.0 million and $12.3 million, respectively, as compared to $3.0 million and $8.9 million for the same periods in 1995. The increase is the result of the SAIF recapitalization of $2.7 million during the quarter ended September 30, 1996.

SALARIES AND EMPLOYEE BENEFITS - for the three and nine month periods ended September 30, 1996 were $1.8 million and $5.2 million, respectively, as compared to $1.6 million and $4.7 million for the same periods in 1995. Full time equivalent employees at September 30, 1996 were 250 as compared to 211 at September 30, 1995.

OCCUPANCY AND EQUIPMENT - for the three and nine month periods ended September 30, 1996 amounted to $635 thousand and $1.9 million, respectively, as compared to $512 thousand and $1.5 million for the same periods in 1995. Three new branches were opened since the third quarter of 1995 which resulted in additional depreciation and occupation expenses as well as other facility improvements and equipment additions which were incurred between the three and nine month periods ended September 30, 1996 and September 30, 1995.

PURCHASED SERVICES - for the three and nine month periods ended September 30, 1996 amounted to $241 thousand and $681 thousand, respectively, as compared to $273 thousand and $798 thousand for the same periods in 1995. The decreases are due to lower processing costs as a result bringing our check processing in-house during October 1995.

SAIF RECAPITALIZATION ASSESSMENT - the recently enacted Deposit Insurance Fund Act of 1996 calls for a special assessment on the Savings Association Insurance Fund's ("SAIF'') assessable deposits to capitalize the SAIF. The special assessment of $2.7 million was charged to operating expenses during the quarter ended September 30, 1996 and will be paid on November 27, 1996.

SUBSEQUENT EVENTS - on October 25, 1996, the Corporation repurchased 13,227 shares of its Common Stock for a purchase price of approximately $213 thousand in a single, privately negotiated transaction.

LIQUIDITY AND CAPITAL RESOURCES

The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits, and other cash outflows in a cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayments of loan principal. The Bank also obtains funds from the sale and maturity of investment securities and short-term investments as well as the maturity of mortgage-backed securities and funds provided by operations. During the past several years, the Bank has used such funds primarily to meet ongoing commitments to fund maturing time deposits and savings withdrawals, to fund existing and continuing loan commitments and to maintain liquidity. While the Bank has been able to fund its operations internally during recent periods, it has periodically supplemented its liquidity needs with advances from the FHLB of New York. At September 30, 1996 the Bank had $28.8 million in advances from the Federal Home Loan Bank of New York. While loan payments, maturing investments and mortgage-backed securities are a relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity is also influenced by the level of demand for funding loan origination's.

The Bank is required under applicable federal regulations to maintain specified levels of "liquid investments", which include certain United States government and federal agency securities and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which is also included in the 5% requirement. These levels are changed from time to time by the regulators to reflect current economic conditions. The Bank has generally maintained liquidity in excess of required levels. The Bank's regulatory liquidity was 8.06% and 10.63%, respectively, at September 30, 1996, and December 31, 1995, respectively, and its short-term liquidity was 2.22% and 4.75%, respectively, at such dates.

PART II.                                    OTHER INFORMATION
                                            -----------------




     Item 1: Legal Proceedings
     ------- -----------------


             None



     Item 2: Changes in Securities
     ------- ---------------------


             None



     Item 3: Defaults Upon Senior Securities
     ------- -------------------------------


             None


     Item 4:      Submission of Matters to Vote of Security of Holders
     --------     ----------------------------------------------------


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





                                   FMS FINANCIAL CORPORATION




Date: November 14, 1996            /s/ Craig W. Yates
                                   ------------------
                                   Craig W. Yates
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: November 14, 1996             /s/ Channing L. Smith
                                    ---------------------
                                    Channing L. Smith
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

EXHIBIT NO. 11 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                                                THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,            SEPTEMBER 30,

                                                                               1996         1995        1996         1995


Net Income                                                                   ($469,824)  $1,057,445   $1,643,876  $3,350,768

Weighted average common shares outstanding                                   2,467,058    2,504,986    2,476,114   2,503,840

Common stock equivalents due to dilutive effect of stock options                65,140       63,554       53,918      57,640

Total weighted average common shares and equivalents outstanding             2,532,198    2,568,540    2,530,032   2,561,480

Primary earnings per share                                                      ($0.19)       $0.41        $0.65       $1.31

Total weighted average common shares and equivalents outstanding             2,532,198    2,568,540    2,530,032   2,561,480

Additional dilutive shares using the higher of the end of period market value or average market value for the period when utilizing the treasury
stock method regarding stock options                                               -            434          -         6,348

Total outstanding shares for fully diluted earnings per share computation    2,532,198    2,568,974    2,530,032   2,567,828

Fully diluted earnings per share                                                ($0.19)       $0.41        $0.65       $1.30

