Form 10-K405
period 1996-12-31
FMS FINANCIAL CORP
filed 1997-03-28
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K
(Mark One)

    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---------   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 1996

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________ to ______________________

                        Commission File Number: 0-17353

                           FMS FINANCIAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                            New Jersey                         22-2916440
         ---------------------------------------------      -------------------
         (State or other jurisdiction of incorporation      (I.R.S. Employer
          or organization)                                  Identification No.)

        Sunset and Salem Roads, Burlington, New Jersey            08016
      ------------------------------------------------         -----------
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:              (609) 386-2400
                                                                 ---------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                                 ---------------

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.10 per share
                    --------------------------------------
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES    X     NO      .
                                               -----       ----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

      Based on the closing sales price of $19.75 per share of the registrant's common stock on March 3, 1997, as reported on the Nasdaq National Market System the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $47.3 million. On such date, 2,392,707 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996. (Parts II and IV)

      2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                    PART I
Item 1.  Business
-----------------

General

      The Corporation. FMS Financial Corporation (the "Corporation") was incorporated under the laws of the State of New Jersey on September 1, 1988 for the purpose of becoming a savings and loan holding company. On December 21, 1988, the Corporation acquired all of the common stock of Farmers' and Mechanics' Savings Bank, SLA, now known as Farmers and Mechanics Bank (the "Bank" or "Farmers and Mechanics") following the Bank's conversion from a New Jersey chartered mutual to a New Jersey chartered stock savings institution. The Bank converted its charter to that of a federal savings bank on October 15, 1993.

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

     The Corporation's executive offices are located at Sunset and Salem Roads, Burlington, New Jersey. Its telephone number is (609) 386-2400.

      The Bank. Farmers and Mechanics commenced operations in 1871 under the name Farmers and Mechanics Building and Loan Association. The Bank became a member of the Federal Home Loan Bank ("FHLB") System and has had its savings deposits federally insured by the Savings Association Insurance Fund ("SAIF"), and its predecessor the Federal Savings and Loan Insurance Corporation ("FSLIC"), since 1952. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). See "Regulation." Effective October 26, 1994, the Bank changed its name to Farmers and Mechanics Bank. The name change was approved by the Bank's Board of Directors, the Corporation and the OTS. The Bank conducts its business through its main administrative office and eighteen branch offices located throughout Burlington County, New Jersey. At December 31, 1996, the Bank's total assets, deposits and stockholders' equity amounted to $541.7 million, $453.3 million and $33.8 million, respectively.

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

Lending Activities

      General. The principal lending activity of the Bank has been the origination of conventional fixed-rate and adjustable-rate mortgage loans for
the  purpose  of  financing  or  refinancing  one-to   four-family   residential
properties. To a lesser extent, the Bank also originates commercial real estate, consumer, construction and commercial business loans. As of December 31, 1996, 98.14% of the Bank's loans were real estate loans, of which 82.22% consisted of loans secured by mortgages on one-to four-family residential properties of which
 .62% were insured or guaranteed real estate loans, 1.28% were consumer loans, and .58% were commercial business loans. Such percentages have been calculated before the deduction of loans in process, deferred loan fees and loan loss reserves. See "--Analysis of Loan Portfolio". The Bank also sells fixed-rate loans in the secondary mortgage market and has purchased adjustable-rate loans.

Analysis of Loan Portfolio

      The following table sets forth the composition of the Bank's loan portfolio and mortgage-backed and related securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                    At December 31,
                                   -----------------------------------------------------------------------------------------------
                                          1996                1995                1994              1993              1992
                                   ------------------ -------------------  ----------------- ------------------ ------------------
                                   Carrying  Percent  Carrying   Percent   Carrying Percent  Carrying  Percent  Carrying  Percent
                                    Value    of Total   Value    of Total    Value of Tota     Value  of Total   Value   of Total
                                   -------   -------- --------   --------  -------- -------  -------- --------  -------- --------
                                         (Dollars In Thousands)
Mortgage loans:
  One- to four-family .........    $257,608    82.22% $ 249,278   84.74%  $245,874   84.83%  $237,381   86.03%  $ 222,178   85.08%

  Commercial real estate.......      39,177    12.50     34,721   11.81     32,228   11.12     28,892   10.47      29,136   11.38

  Commercial Construction......       4,715     1.51         --      --         --      --         --      --          --      --
  Construction ................       5,989     1.91      4,063    1.38      5,699    1.97      4,157    1.51       2,760    1.06
                                   --------            --------             ------             ------              ------
      Total mortgage loans.....     307,489             288,062            283,801            270,430             254,074
Consumer and other loans:
  Consumer ....................       4,016     1.28      4,337    1.47      4,317    1.49      4,119    1.49       4,234    1.62
  Commercial business .........       1,830      .58      1,779    0.60      1,712    0.59      1,377    0.50       2,248    0.86
                                   --------            --------             ------             ------              ------
      Total consumer and other
        loans .................       5,846               6,116              6,029              5,496               6,482
                                   --------            --------             ------             ------              ------
      Total loans .............     313,335   100.00%   294,178  100.00%   289,830  100.00%   275,926  100.00%    260,556  100.00%
                                              ======             ======             ======             ======              ======

Less:
  Unearned discount, premium,
    loans in process, deferred
    loan fees, net ............      (3,682)             (3,011)            (3,948)            (4,113)             (3,187)
  Allowance for loan losses....      (2,782)             (2,767)            (2,622)            (2,589)             (2,380)
                                   --------            --------             ------             ------              ------
      Total loans, net.........    $306,871           $ 288,400           $283,260           $269,224            $254,989
                                   ========           =========           ========            ========           ========

Mortgage-backed securities
held to maturity and available
for sale:
  FHLMC .......................    $ 42,586    34.69% $  54,039   43.47% $  64,474   44.99%  $ 56,258   43.77%   $ 52,602   41.68%

  FNMA ........................      37,958    30.92     41,507   33.38     48,746   34.01     36,533   28.42      32,617   25.84
  GNMA ........................      23,216    18.91     15,225   12.25     17,522   12.23     16,879   13.13      15,425   12.22
  Real estate investment
    mortgage conduit ..........       5,830     4.75      7,291    5.86      7,577    5.29     10,187    7.93      12,564    9.96
  Collateralized mortgage
    obligations ...............      12,621    10.28      5,485    4.41      3,863    2.69      6,485    5.05      10,474    8.30
  Mortgage pass throughs ......         552      .45        784    0.63      1,131    0.79      2,190    1.70       2,525    2.00
                                   --------   ------  ---------  ------   --------  ------   --------   -----    --------  ------
      Total mortgage-backed and
        related securities.....    $122,763   100.00% $ 124,331  100.00%  $143,313  100.00%  $128,532  100.00%   $126,207  100.00%
                                   ========   ======  =========  ======   ========  ======   ========  ======    ========  ======


      The following table sets forth the Bank's loan originations and loan and mortgage-backed and related securities purchases, sales and principal payments for the periods indicated.


                                                                            Year Ended December 31,
                                                         ---------------------------------------------------------------
                                                            1996         1995         1994         1993         1992
                                                            ----         ----         ----         ----         ----
                                                                (In Thousands)
Total loans receivable (gross):
  At beginning of period .............................   $ 294,178    $ 289,830    $ 275,926    $ 260,556    $ 240,018

  Mortgage loans originated:
    One-to four-family ...............................      30,192       34,775       52,902       87,061       88,468
    Commercial real estate ...........................      17,751        7,144        6,806        6,509       10,902
    Commercial construction ..........................       4,715         --           --           --             --
    Construction .....................................       4,792        2,925        3,516         --            125
                                                         ---------    ---------    ---------    ---------    ---------
      Total mortgage loans originated ................      57,450       44,844       63,224       93,570       99,495

  Mortgage and consumer loans purchased:
    One to four family ...............................      14,486           --           --           --        8,072
    Consumer .........................................          --           --          127           --           --
                                                         ---------    ---------    ---------    ---------    ---------
      Total mortgage and consumer loans purchased.....      14,486           --          127           --        8,072

Total mortgage loans originated and purchased ........      71,936       44,844       63,351       93,570      107,567
Consumer loans originated ............................       1,131        1,048          475          834          710
Transfer of mortgage loans to real estate owned ......        (482)         (57)      (1,091)        (362)        (619)
Sale of loans ........................................        (950)      (1,118)      (1,739)     (12,362)     (23,125)
Principal repayments .................................     (52,478)     (40,369)     (47,092)     (66,310)     (63,995)
                                                         ---------    ---------    ---------    ---------    ---------
Total loans receivable at end of period ..............   $ 313,335    $ 294,178    $ 289,830    $ 275,926    $ 260,556
                                                         =========    =========    =========    =========    =========

Mortgage backed securities held to maturity
and available for sale:
At beginning of period ...............................   $ 124,331    $ 143,313    $ 128,532    $ 126,207    $ 107,632
Mortgage backed securities purchased (1) .............      31,927        2,755       52,051       54,697       49,827
Mortgage backed securities sold (1) ..................        (923)          --           --           --       (1,000)
Amortization and repayments ..........................     (32,646)     (22,018)     (37,270)     (52,372)     (30,252)
Charge in mark to market on available
  for sale securities ................................          74          281           --           --           --
                                                         ---------    ---------    ---------    ---------    ---------
At end of period (1) .................................   $ 122,763    $ 124,331    $ 143,313    $ 128,532    $ 126,207
                                                         =========    =========    =========    =========    =========


-------------------
(1)   Includes the purchase and sale of CMO's and Remics

      Residential Loans. One of the primary lending activities of the Bank has been the origination of conventional mortgage loans to enable borrowers to purchase existing homes, refinance existing mortgage loans or construct new homes. The Bank generally originates mortgage loans with terms of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Typically, residential real estate loans remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

      Regulations permit thrift institutions to make home loans on which the interest rate, loan balance or term to maturity may be adjusted, provided that the adjustments are tied to specified indices. The Bank presently offers mortgage loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate indexed higher than the corresponding U.S. Treasury Security Index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and presently not to exceed a rate of 11.5% over the life of the loan. At December 31, 1996, adjustable-rate residential first mortgage loans amounted to $79.9 million, or 25.5% of the Bank's total loan portfolio.

      Fixed-rate mortgage loans are generally underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines. The Bank sells fixed-rate loans in the secondary market from time to time when such sales are consistent with the Bank's asset/liability management goals and can be achieved on terms favorable to the Bank. The Bank generally charges a higher interest rate on loans if the property is not owner-occupied. At December 31, 1996, $150.3 million or 48.0% of the Bank's total loan portfolio, consisted of long-term fixed-rate first mortgage loans.

      The Bank's lending policies generally limit the maximum loan-to-value ratio on owner-occupied residential mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. Mortgage loans on investment properties are made by the Bank at loan-to-value ratios up to 70%. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank have generally reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Bank. The Bank requires title, fire and casualty insurance on all properties securing real estate loans made by the Bank.

      The Bank actively solicits and originates home equity loans and home equity reserve lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 1996, the Bank had home equity loans in the amount of $13.3 million or 4.26% of its total loan portfolio. Also at December 31, 1996, the Bank had approved $31.8 million in home equity lines of credit, of which $14.0 million was outstanding.

      Construction Loans. The Bank originates loans to finance the construction of one-to four-family dwellings or commercial real estate. Generally, the Bank only makes interim construction loans to individuals if it also makes the permanent mortgage loan on the property. Construction loans to builders are generally made only if the Bank makes the permanent mortgage loan or if the builder has a contract for sale and the purchaser has received a permanent mortgage commitment. At December 31, 1996, the Bank's construction loans amounted to $8.1 million, net of loans in process.

      Interim construction loans to builders generally have terms of up to 9 months and interest rates which adjust at a positive spread over the prime interest rate. Construction loans to build single family residences are available. These loans are available to borrowers who qualify for a permanent loan.

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

      Commercial Real Estate Loans. Loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), constituted $39.2 million, or 12.5%, of the Bank's total loan portfolio at December 31, 1996. Commercial real estate loans and multi-family residential loans have been made in amounts up to $3.8 million, with most of such loans ranging in size from $100,000 to $1.0 million. Permanent loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. The Bank's permanent commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouse, church buildings and other non-residential buildings, most of which are located in the Bank's primary market area. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust at a positive spread over the prime interest rate or are balloon loans with fixed interest rates which mature in three to five years with principal amortization for a period of up to 25 years.

      Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Of primary concern in commercial and multi-family real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on commercial real estate loans. At December 31, 1996, the five largest commercial real estate loans totalled $10.0 million with no single loan larger than $3.6 million. All such loans were current and were performing in accordance with their terms and the property securing such loans are in the Bank's market area.

      Consumer. Regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. The Bank makes various types of secured and unsecured consumer loans including education loans, lines of credit, automobile loans (new and used) and loans secured by deposit accounts. As of December 31, 1996, consumer loans totalled $4.0 million, or 1.3% of the Bank's total loan portfolio. Consumer loans generally have terms of six months to 5 years, some of which are at fixed rates and some of which have rates that adjust periodically.

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

      Commercial Business Loans. The Bank's portfolio of commercial business loans amounted to $1.8 million, or .6% of the Bank's total loan portfolio, at December 31, 1996. These commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. The Bank's commercial business loans are generally made to small and mid-sized companies located within the Bank's primary lending area. In most cases, the Bank requires additional collateral of equipment, chattel or other assets before making a commercial business loan.

      Loan Originations, Purchases and Sales. In the past, the Bank has retained in its portfolio most of the loans it originates. However, the Bank's general policy is to originate fixed-rate mortgage loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA, or other investors in the secondary market. Adjustable-rate mortgage loans are generally not originated under terms and conditions that would permit their sale in the secondary mortgage market to FHLMC or FNMA. The Bank's policy has been to sell certain of its fixed-rate mortgage loan originations. These sales may result in gains or losses. This policy was established to reduce the Bank's vulnerability to rapid interest rate movements and to provide a source of funding for ongoing commitments. Fixed-rate mortgages designated for sale are accounted for separately in accordance with applicable accounting rules. At December 31, 1996, the Bank had no loans available-for-sale. The Bank continually monitors the loan inventory and its commitments.

      Loan Commitments. The Bank issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. At December 31, 1996, the Bank had unused lines of credit and outstanding loan origination commitments of approximately $26.2 million.

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

      The Bank recognizes other fees and service charges on loans. Other fees and service charges consist of late fees, loan service fees, fees collected with a change in borrower or other loan modifications. The Bank recognized other fees and service charges on loans of $122 thousand, $157 thousand and $179 thousand for the years ended December 31, 1996, 1995 and 1994, respectively.

      Residential Mortgage Loan Servicing. The Bank services loans retained in its portfolio and loans which were originated by the Bank and sold through the secondary mortgage market with the servicing rights to those loans retained by the Bank. The loan servicing activities of the Bank include collecting and remitting loan payments, holding escrow funds for the payment of real estate taxes and insurance premiums and generally administering the loans. Under the loan servicing contracts, the Bank receives servicing fees that are withheld from the monthly payments made to investors. The servicing spreads on loans serviced are usually based on the unpaid principal balance of the loan being serviced and typically range from .25 percent to .375 percent per annum of declining principal balance on the loans. At December 31, 1996, the Bank serviced for others 642 loans with an outstanding aggregate balance of $29.3 million. Loan servicing income for the years ended December 31, 1996, 1995 and 1994, was $98 thousand, $113 thousand and $132 thousand, respectively.

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

                                                                  At December 31,
                                                ------------------------------------------------

                                                1996        1995        1994      1993      1992
                                                ----        ----        ----      ----      ----
Impaired loans - non-accrual:                                  (Dollars in Thousands)
Mortgage loans:
  One-to four-family .......................   $2,413      $2,502      $1,446    $3,395    $2,780
  Commercial real estate ...................    1,663       1,604       1,040     1,266     1,261
  Consumer and other .......................       15           6         469        13       571
                                               ------      ------      ------    ------    ------
    Total impaired non-accrual loans .......   $4,091      $4,112      $2,955    $4,674    $4,612
                                               ======      ======      ======    ======    ======

Other impaired loans .......................   $   --         354          --        --        --
Troubled debt restructuring ................      560(1)   $  634(1)   $1,143    $  663    $  642
Real estate owned, net .....................      622         669       1,812     1,624     1,714
Other non-performing assets ................    1,228       1,228       1,428     1,453     2,203
                                               ------      ------      ------    ------    ------
Total non-performing assets ................   $6,501      $6,997      $7,338    $8,414    $9,171
                                               ======      ======      ======    ======    ======

Total non-accrual loans to net loans .......     1.33%       1.43%       1.04%     1.74%     1.81%
                                               ======      ======      ======    ======    ======
Total non-accrual loans to total assets.....       76%       0.82%       0.61%     1.05%     1.07%
                                               ======      ======      ======    ======    ======
Total non-performing assets to total assets.     1.20%       1.39%       1.52%     1.89%     2.12%
                                               ======      ======      ======    ======    ======


-----------------------------
(1) Loans restructured prior to SFAS Nos. 114 and 118 effective date and performing in accordance with the terms of the restructuring agreement.

      Classified Assets. Classified assets generally consist of assets which have possible credit risk and/or have sufficient degree of risk or potential weakness to warrant management's close attention. Each asset is assigned a quality rating based on management's best judgment concerning the degree of risk and the likelihood of repayment or orderly liquidation. Quality ratings are divided into the following groups: Pass and Special Mention (unclassified), Substandard, Doubtful and Loss.

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


                                                      At December 31,
                                     -------------------------------------------------
                                     1996       1995        1994       1993       1992
                                     -----     ------      ------     ------     -----
Classified Assets:                                      (In Thousands)
 Substandard Loans:
  One- to four-family.........      $2,413     $2,502      $1,446     $3,395    $2,234
  Commercial real estate......       3,942      4,247       3,763      5,503     5,782
  Consumer and other..........          15          6         469         13       415
                                     -----    -------      ------     ------    ------
    Total loans...............       6,370      6,755       5,678      8,911     8,431
                                     -----      -----      ------     ------    ------

 Real Estate held for
    development, net .........       1,228      1,228       1,428      1,453     2,203
 Real estate owned, net.......         622        669       1,812      1,624     1,714
                                     -----     ------      ------     ------    ------
  Total Substandard...........      $8,220     $8,652     $ 8,918    $11,988   $12,348
                                     =====      =====      ======     ======    ======
  Doubtful loans..............      $   --     $   --     $    --    $    --   $   625
                                     -----      -----      ------     ------    ------
  Total Doubtful..............      $   --     $   --     $    --    $    --   $   625
                                     =====      =====      ======     ======    ======
Total Classified Assets.......      $8,220     $8,652     $ 8,918    $11,988   $12,973
                                     =====      =====      ======     ======    ======


      At December 31, 1996, the Bank's non-performing loans consisted primarily of loans secured by residential and commercial real estate. The largest non-performing loan consisted of a loan in the amount of $709 thousand secured by a first mortgage on a commercial real estate property operating as a retail liquor store.

      For a full explanation of the Bank's real estate held for development at December 31, 1996, see "--Subsidiary and Land Development Activities".

      Real Estate Owned. The Bank's real estate owned classified as Substandard at December 31, 1996, consisted of properties valued at $1.1 million, gross. These properties are carried at the lower of book value or fair market value less estimated costs to sell and are analyzed by management on a periodic basis. The real estate owned is comprised of (i) one residential single family home with a net book value of $65 thousand, (ii) 18 acres of land, with a net book value of $818 thousand, which is zoned for the construction of 109 townhouses,
(iii) a condominium with a net book value of $38 thousand and (iv) one commercial condominium located in Burlington County with a net book value of $138 thousand. See "-- Provision for Loan and Real Estate Losses."

      Provision for Loan and Real Estate Losses. A provision for loan losses is charged to operations based on management's evaluation of the risk inherent in its loan portfolio in relation to the level of the allowance for loan losses and changes in the nature and volume of its loan activity. For the year ended December 31, 1996, the Bank charged $120 thousand and $153 thousand, to operations as a provision for losses on loans and real estate owned, respectively.

      The Bank provides valuation reserves for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which, the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. In addition, the Bank also provides reserves based on the dollar amount and type of collateral securing its loans, in order to protect against unanticipated losses. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 1996, the Bank had an allowance for loan losses of $2.8 million and an allowance for losses on real estate owned of $437 thousand. While the Bank believes it had established its existing allowance for loan losses in accordance with Generally Accepted Accounting Principles ("GAAP") at December 31, 1996, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to significantly increase its allowance for loan losses, thereby adversely impacting the Bank's financial condition and earnings.

      The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.



                                                         For the Year Ended December 31,
                                            --------------------------------------------------------
                                             1996         1995        1994        1993        1992
                                             ----         ----        ----        ----        ----
                                                            (Dollars in Thousands)
Balance at beginning of period ..........   $ 2,767     $ 2,622     $ 2,589     $ 2,380     $ 1,839
Loans charged-off:
  One-to four-family ....................      (114)        (13)        (44)         --         (18)
  Commercial real estate ................        --          --          --          --          --
  Construction ..........................        --          --          --          --          --
  Consumer ..............................        (1)         (6)        (37)         (8)         (6)
  Commercial business ...................        --          --         (38)         --         (95)
                                            -------     -------     -------     -------     -------
    Total charge-offs ...................      (115)        (19)       (119)         (8)       (119)
Recoveries ..............................        10          44          86          15           8
                                            -------     -------     -------     -------     -------
Net loans charged-off ...................      (105)         25         (33)          7        (111)
                                            -------     -------     -------     -------     -------
Provision for possible loan losses ......       120         120          66         202         652
                                            -------     -------     -------     -------     -------
Balance at end of period ................   $ 2,782     $ 2,767     $ 2,622     $ 2,589     $ 2,380
                                            =======     =======     =======     =======     =======
Ratio of net charge-offs to average loans
  outstanding during the period .........      0.36%     (0.009%)     0.012%     (0.003%)     0.046%



      The following table sets forth the breakdown of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowances to absorb losses in any category.


                                                                        At December 31,
                               -----------------------------------------------------------------------------------------------------
                                    1996                  1995                1994                 1993                1992
                               ---------------------  -------------------  ------------------- ------------------ ------------------

                                         Percent of           Percent of           Percent of         Percent of         Percent of
                                          Loans to             Loans to             Loans to           Loans to           Loans to
                               Amount    Total Loans  Amount  Total Loans  Amount  Total Loans Amount Total Loans Amount Total Loans
                               -----     -----------  ------  -----------  ------  ----------- ------  ---------- ------ ----------

  Loans:                                                  (Dollars in Thousands)

One-to four-family ......... $1,716(1)(2)   82.22%  $1,718(3)   84.74%   $1,656     84.83     $1,613     86.00%$    927     85.08%
Commercial real estate .....    877(2)      12.50      819(4)   11.81       757     11.12        757     10.47      897     11.38
Commercial construction ....     44          1.51       --         --        --        --         --        --       --        --
Construction ...............     37          1.91       21       1.38        29      1.97         13      1.51       10      1.06
Consumer and other .........     76(1)       1.28       68(3)    1.47        70      1.49         66      1.52      286      1.62
Commercial business ........     32           .58      141(4)    0.60       110      0.59        140      0.50      260      0.86
                             ------        ------   ------     ------    ------    ------     ------    ------   ------    ------

    Total allowance for
      loan losses........... $2,782        100.00%  $2,767     100.00%   $2,622    100.00%    $2,589    100.00%  $2,380    100.00%
                             ======        ======   ======     ======    ======    ======     ======    ======   ======    ======


--------------------------------
(1) Includes reserves for impaired loans collectively measured for impairment of residential real estate and consumer loans of $115 thousand and $15 thousand, respectively.
(2) Includes reserves for impaired loans individually measured for impairment of residential real estate and commercial real estate of $12 thousand and $262 thousand, respectively.
(3) Includes reserves for impaired loans collectively measured for impairment of residential real estate and consumer loans of $144 thousand and $6 thousand, respectively.
(4) Includes reserves for impaired loans individually measured for impairment of commercial real estate and commercial business of $241 thousand and $109 thousand, respectively.

      Changes in the allowance for losses on real estate owned are as follows:




                                                    Year Ended December 31,
                                      -------------------------------------------------
                                      1996       1995         1994       1993      1992
                                      ----       ----         ----       ----      ----
                                                    (In Thousands)
Balance at beginning of year..        $313      $  79        $  --      $  --     $  16
Provisions charged to operations       153        354          158         29       729
Charge-offs...................         (30)      (120)         (79)       (29)     (745)
Recoveries....................           1         --           --         --        --
                                      ----      -----        -----      -----     -----
  Balance at end of year......        $437      $ 313        $  79      $  --     $  --
                                      ====      =====        =====      =====     =====




Mortgage-Backed Securities

      The Bank purchases mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") and the FNMA and participation certificates issued by the FHLMC. GNMA mortgage-backed securities are certificates issued and backed by the GNMA and are secured by interests in pools of mortgages which are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans' Administration ("VA"). FHLMC mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages originated by financial institutions. At December 31, 1996, these mortgage-backed securities held to maturity, consisting of GNMA, FHLMC, FNMA, and private pass-through certificates amounted to $104.3 million or 19.26% of total assets.

Investment Securities Held to Maturity and Securities Available for Sale

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

      At December 31, 1996, Farmers and Mechanics had an investment portfolio of $93.0 million, of which $25.4 million was available for sale, consisting primarily of U.S. Government securities and obligations of U.S. Government agencies. For more information on the Bank's investment activities see Notes 2 and 3 of the Notes to the Consolidated Financial Statements. Other investment activities of the Bank, which are not reported as part of the Bank's investment portfolio, include an investment of $3.6 million in FHLB stock, which is required as part of its membership in the Federal Home Loan Bank system (see "--Regulation -- Federal Home Loan Bank System"), and $347 thousand in interest bearing deposits and overnight investments.

      The following table sets forth the carrying value and market value of the Bank's investment securities held to maturity and securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.


                                                              At December 31,
                                         ------------------------------------------------------------
                                               1996                 1995                 1994
                                         -------------------  -------------------  ------------------

                                                   Estimated            Estimated           Estimated
                                         Carrying   Market    Carrying    Market   Carrying  Market
                                          Value      Value      Value      Value    Value     Value
                                         --------  ---------  --------  ---------  -------- ---------
Investment securities held to maturity:                             (In Thousands)

  U.S. government and agency securities  $46,792    $46,156   $34,086    $34,110  $20,964    $19,726
  Reverse Repurchase Agreements.......... 20,000     20,000     9,000      9,000       --         --
  Municipal bonds........................    795        800       464        464      240        235
  U.S. Treasuries........................     15         14        15         14       --         --
Investment securities available for sale:
  U.S. Agencies..........................  4,997      4,997     7,928      7,928       --         --
  U.S. Treasuries........................  1,999      1,999     1,980      1,980       --         --
  REMIC's................................  5,830      5,830     7,291      7,291    7,577      7,577
  CMO's.................................. 12,621     12,621     5,485      5,485    3,863      3,863
  Common Stock...........................     --         --        84         84       26         26
                                         -------    -------   -------    -------  -------    -------
      Total investment securities........ 93,049     92,417    66,333     66,356   32,670     31,427
                                         -------    -------   -------    -------  -------    -------
  Federal Home Loan Bank of New York
    stock................................  3,621      3,621     4,058      4,058    3,728      3,728
  Interest bearing deposits and overnight
    investments..........................    347        347       181        181    1,955      1,955
                                         -------    -------   -------    -------  -------    -------
     Total investments...................$97,017    $96,385   $70,572    $70,595  $38,353    $37,110
                                         =======    =======   =======    =======  =======    =======

      The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1996.


                                                                                       More than
                      One Year or Less   One to Five Years     Five to Ten Years        Ten Years        Total Investment Securities
                      -----------------  -------------------  -------------------  ------------------   ----------------------------
                      Carrying  Average  Carrying    Average   Carrying   Average  Carrying   Average   Carrying    Market   Average
                       Value    Yield     Value      Yield      Value     Yield     Value     Yield      Value      Value     Yield
                      -------  --------  -------    --------   --------   -------  --------   -------   --------   -------   -------

Investment securities
 held to maturity                           (Dollars in Thousands)
 U.S. government and
  agency obligations   $2,000    5.60%     $2,994     5.74%    $16,250    7.49%    $25,548     7.59%    $46,792    $46,156    7.36%
 Municipal Bond.....      465     4.08        103      5.60         --       --        227      5.60        795        800     4.71
 Reverse Repurchase
  Agreements........   20,000     6.05         --        --         --       --         --        --     20,000     20,000     6.05
 U.S. Treasury......       --      --          15      3.50         --       --         --        --         15         14     3.50
 MBS................      630     7.46      9,621      7.30      7,440     7.72     86,622      7.54    104,313    105,558     7.53
Investment securities
 available for sale:
 U.S. Treasury......    1,999     5.70         --        --         --       --         --        --      1,999      1,999     5.70
 U.S. Government....      996     4.95      4,001      5.98         --       --         --        --      4,997      4,997     5.98
 CMOs...............      259     7.00      3,186      6.52        822     8.31      8,354      7.08     12,621     12,621     7.02
 REMICs.............       --       --         --        --      1,973     5.15      3,857      5.28      5,830      5,830     5.25
                      -------    -----    -------     -----    -------    -----   --------     -----   --------   --------    -----
   Total............  $26,349     5.88%   $19,920      6.66%   $26,485     7.40%  $124,608      7.43%  $197,362   $197,975     7.17%
                      =======             =======              =======            ========             ========   ========

Subsidiary and Land Development Activities

      Farmers and Mechanics is generally permitted to invest an amount equal to 3% of its total assets in subsidiary service corporations with at least 1% of that investment in community reinvestment activities. Under such 3% limitation, at December 31, 1996, Farmers and Mechanics was authorized to invest up to approximately $16.2 million in the stock of or loans to its subsidiary service corporations. As of December 31, 1996, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans in its subsidiaries was $1.3 million, all of which had been invested in the Bank's wholly owned subsidiary corporations, which were organized to engage in real estate development activities.

      Under FIRREA, savings associations are required to deduct from capital their investments in, and extensions of credit to, service corporations engaged in activities which are not permissible for national banks. The real estate development activities of the Bank's service corporation are not permissible for national banks, as promulgated by FIRREA. At December 31, 1996, the Bank's investment in and advances to subsidiaries engaged in non-permissible activities amounted to $1.3 million was deducted from tangible, core and risk-based capital.

      Real estate held for development represents a high degree of credit risk because of the relatively long period of time needed to obtain necessary developmental approvals and the uncertainty of future market conditions. During recent periods, conditions in the real estate market deteriorated as a result of unfavorable interest rates, the general unavailability of credit, a slow down in home sales and construction, and a surplus of available real estate. These conditions have contributed to many project failures throughout the industry and have reduced the demand for land. As a result, property values have declined and substantial losses have been incurred by many institutions. During the year ended December 31, 1996, and 1995, the Bank recorded provisions for losses on real estate held for development totalling $0 and $200 thousand, respectively. There can be no assurance that conditions in the economy or real estate market will not deteriorate further.

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

     Deposits. Deposits are attracted from within the Bank's primary market area of Burlington County, New Jersey, through the offering of a broad selection of deposit instruments including regular checking accounts, non-interest checking accounts, money market accounts, regular passbook accounts, certificates of deposit and IRA accounts. Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank is a member of an automated teller machine network.

      The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not have any brokered deposits and has no present intention to accept or solicit such deposits.

      Certificates of Deposit Maturity Schedule. The following table sets forth the amount and maturities of the Bank's certificates of deposit at December 31, 1996.

                       Less than     1 to       2 to       After
                         1 year     2 years   3 years     3 years     Total
                        --------    -------   -------     -------    ------
                                           (In Thousands)
 2.01 -  4.00%........  $  14,778   $      3  $     --    $    --   $  14,781
 4.01 -  6.00%........    116,916     38,634    13,444     19,931     188,925
 6.01 -  8.00%........      9,498      2,634     8,946     12,815      33,893
 8.01 - 10.00%........        187      1,099     1,923         77       3,286
10.01 - 12.00%........          3         --        12         54          69
                        ---------  ---------   -------    -------    --------

     Total............   $141,382    $42,370   $24,325    $32,877    $240,954




      Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.

Maturity Period of Deposits                            Certificates of
---------------------------                            ---------------
                                                           Deposit
                                                           -------
                                                       (In Thousands)
Three months or less.............................           $3,722
Three through six months.........................            3,777
Six through twelve months........................            2,867
Over twelve months...............................            7,726
                                                           -------
     Total.......................................          $18,092

      Deposit Rate. The following table sets forth the distribution of the Bank's deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.


                                                                       At December 31,
                             ---------------------------------------------------------------------------------------------------

                                         1996                               1995                             1994
                             -------------------------------    ------------------------------   -------------------------------
                                                   Weighted                          Weighted                          Weighted
                                       Percent of   Average                Percent    Average                Percent    Average
                             Average     Total      Nominal     Average   of Total    Nominal    Average    of Total    Nominal
                             Balance    Deposits     Rate       Balance   Deposits     Rate      Balance    Deposits     Rate
                             -------    --------    -------     -------   --------    -------    -------    ---------   -------

                                                                      (In Thousands)
Passbook and regular
  savings.................   $ 69,666      16.22%      2.52%    $66,798     15.93%      2.54%    $66,608     15.52%      2.50%
Checking accounts.........     72,427      16.87        .96      63,607     15.17       1.11     60,226      14.03       1.09
Money market deposit
  accounts................     57,399      13.37       2.65      58,990     14.06       2.66     71,423      16.64       2.67
Certificates of deposit...    228,974      53.32       5.30     229,103     54.63       5.21    221,990      51.70       4.44

Surrogate statement.......        947        .22       6.12         896      0.21       6.10      9,094       2.11       4.81
                             --------     ------       ----    --------    ------       ----   --------     ------       ----

  Total Deposits..........   $429,413     100.00%      3.77%   $419,394    100.00%      3.81%  $429,341     100.00%      3.39%
                              =======     ======       ====     =======    ======     ======    =======     ======     ======


      Borrowings. Savings deposits are the primary source of funds for Farmers and Mechanics lending and investment activities and for its general business purposes. From time to time, however, the Bank has relied upon other borrowings to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

      The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, Farmers and Mechanics is required to own capital stock in the FHLB of New York and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit worthiness have been met. Under its current credit policies, the FHLB of New York limits advances to 30% of a member's assets. At December 31, 1996, the Bank had $32.6 million in FHLB advances outstanding at a weighted-average interest rate of 6.09%. The advances are collateralized by FHLB stock and certain first mortgage loans.

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

Personnel

     As of December 31, 1996 the Corporation, including its subsidiaries, had 170 full-time employees and 115 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

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

      The Bank competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders. The Bank competes for deposits by offering depositors a wide variety of savings accounts, checking accounts, convenient office locations and hours, tax-deferred retirement programs and other miscellaneous services.

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

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") imposes a number of mandatory supervisory measures on savings associations, such as the Bank. The FDICIA requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate federal banking regulators; having an annual independent audit of financial statements performed by an independent public accountant; and establishing an independent audit committee comprised solely of outside directors. The FDICIA also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. The FDICIA also requires the FDIC to assess deposit insurance premiums based on risk. As of December 31, 1996 management of the Bank believes it is in compliance with the regulations adopted pursuant to FDICIA.

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

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF-insured deposits. In setting these increased assessments, the FDIC must seek to restore and preserve the ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. In addition, under the FDICIA, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended December 31, 1996, amounted to $947 thousand.

      Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $2.7 million pre-tax expense for this assessment at September 30, 1996, and such assessment was paid on November 27, 1996. Effective January 1, 1997, deposit insurance assessments for SAIF members were reduced on an annual basis through the end of 1999. Thereafter, assessments for BIF and SAIF members are expected to be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both the SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank is expected to decline.

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

      The OTS leverage ratio regulation establishes a core capital ratio of at least 3% for those savings associations in the strongest financial and managerial condition based on the "CAMEL" rating system in use by the OTS at December 31, 1996. Those savings associations receiving a CAMEL rating of "1", the best possible rating on a scale of 1 to 5, are required to maintain a ratio of core capital to adjusted total assets of 3%. All other savings associations are required to maintain minimum core capital of at least 4% of total adjusted assets, with a maximum core capital ratio requirement 5%. In determining the required minimum core capital ratio, the OTS will assess the quality of risk management and the level of risk in each savings association on a case-by-case basis. The OTS did not indicate in the proposed regulation the standards it will use in establishing the appropriate core capital requirement for savings associations not rated "1" under the CAMEL rating system. At December 31, 1996, the Savings Bank's ratio of core capital to total adjusted assets was 7.23%.

      The OTS regulations also require savings associations to deduct from capital, for purposes of meeting the leverage tangible and risk-based capital requirements, their investments in and loans to a subsidiary engaged in activities not permissible for a national bank ("nonconforming subsidiaries") in increasing amounts until fully deducted after June 30, 1994 (or June 30, 1996 if the OTS specifically permits such extended period). At December 31, 1996, the Bank had $1.3 million invested in nonconforming subsidiaries all of which was deducted from the Bank's regulatory capital.

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

      Prompt Corrective Action. The FDICIA also establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions.
Under this system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0% In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

      OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Finally, under the FDICIA, a savings association is prohibited from making
a  capital   distribution  if,  after  making  the  distribution,   the  savings
association would be "undercapitalized".

      Qualified Thrift Lender Test. HOLA requires savings institutions to meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test is on a monthly basis in nine out of every 12 months. As of December 31, 1996, the Bank was in compliance with its QTL requirement with 79.72% of its assets invested in QTIs.

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings institution, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The Bank received an "Outstanding" rating as a result of its last community reinvestment evaluation in October 1995.

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

      Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required liquid asset ratio is 5%. The Bank's liquidity ratio equalled 11.6% at December 31, 1996.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1996, the Bank had $3.6 million in FHLB stock, which was in compliance with this requirement.

      The FHLB is required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended December 31, 1996, dividends paid by the FHLB of New York to the Bank totalled $253 thousand.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily non-interest checking and interest-bearing checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS.

      Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at December 31, 1996.

Item 2.  Properties

      The following table sets forth the location of the Bank's offices, the net book value of each facility, including furniture, fixtures and equipment, as well as certain additional information relating to these offices as of December 31, 1996. The net book value of the Bank's investment in office property and equipment, including electronic data processing equipment, totalled $14.8 million at December 31, 1996.


                                  Year Facility
                                    Opened or                           Square
                                    Acquired     Total      Net Book  Footage of    Owned/
                                    in Merger  Investment    Value(1)  Building     Leased
                                    ---------  ----------    --------  --------     ------
                                                 (Dollars    in Thousands)

Burlington Township..............     1962       $3,536      $1,525    6,624        Owned
  Administrative Building
  811 Sunset Road & Salem Road
  Burlington, NJ  08016

Burlington Township..............     1992        2,819       2,131   24,315        Owned
  Administrative Building
  3 Sunset Road & Route 541
  Burlington, NJ  08016

Burlington Township Branch.......     1984        1,209         852    3,512        Owned
  809 Sunset Road & Salem Road
  Burlington, NJ  08016

City of Burlington Branch........     1958          358         149    3,575        Owned
  352 High Street
  Burlington, NJ 08016

Medford Lakes Branch.............     1967          519         178    1,848        Owned
  Lakes Shopping Center
  712 Stokes Road
  Medford, NJ 08055

Moorestown Branch................     1979        1,061         601    5,473        Owned
  53 East Main Street
  Moorestown, NJ 08057

Edgewater Park Branch............     1975          774         545    2,600        Owned
  1149 Cooper Street & Elm Street
  Edgewater, NJ 08010

Mt. Laurel Branch................     1973        1,590       1,109    4,700        Owned
  4522 Church Road & Church Street
  Mt. Laurel, NJ 08054

Lumberton Branch.................     1991          764         550    2,856       Leased (2)
  Lumberton Plaza
  1636-61 Route 38
  Lumberton, NJ 08048

Willingboro Branch...............     1991          418         338    1,617        Owned
  399 Charleston Road & JFK Way
  Willingboro, NJ 08046


                                    Year Facility
                                      Opened or                           Square
                                      Acquired       Total     Net Book  Footage of   Owned/
                                      in Merger    Investment  Value(1)  Building     Leased
                                      ---------  ----------    --------  --------     ------



Medford Branch................           1991          117       32       2,500       Leased
  Taunton Forge Shopping Center
  200 Tuckerton Road & Taunton Road
  Medford, NJ 08055

Southampton Branch............           1992          656      528       2,250        Owned
  1841 Route 70 & Red Lion Circle
  Southampton, NJ  08088

Eastampton Branch.............           1994          565      452       2,266        Owned
  1191 Woodlane Road
  Eastampton, NJ  08060

Willingboro East Branch.......           1994          625      521       3,200        Owned
  611 Beverly-Rancocas Road
  Willingboro, NJ 08046

Willingboro West Branch.......           1994          405      363       2,130        Owned
  1 Rose Street & Beverly-Rancocas Road
  Willingboro, NJ 08046

Delran Branch.................           1995          630      606       2,891        Owned
  3002 North Route 130
  Delran, NJ 08075

Bordentown Branch.............           1995(5)       486      460       3,600        Owned
  335 Farnsworth Avenue
  Bordentown, NJ 08505

Main Branch...................           1996(6)        89       75       3,600        Owned
  3 Sunset Road & Route 541
  Burlington, NJ 08016

Riverton Branch...............           1996(7)       530      524       7,600        Owned
  604 Main and Harrison Streets
  Riverton, NJ 08077

Larchmont Branch..............           1996(8)       488      486       3,450        Owned
  3320 Route 38
  Mt. Laurel, NJ 08054

Voorhees Land.................           1990          373      373         N/A        Owned
  Evesham Road & Main Street
  Voorhees, NJ 08043

Cinnaminson Building..........           1994(3)       545      541      32,200        Owned
  2601 & 2603 Route 130
  Cinnaminson, NJ 08077

Medford 541 Land..............           1994(4)       262      262         N/A        Owned
  7 Wilkins Station Road
  Medford, NJ 08055



                              Year Facility
                                Opened or                                 Square
                                Acquired       Total       Net Book     Footage of    Owned/
                                in Merger    Investment    Value(1)      Building     Leased
                                ---------    ----------    --------      --------     ------



Cinnaminson Land..............     1995          182        182            N/A         Owned
  1703 Highland Avenue
  Cinnaminson, NJ 08077

Medford 541-2 Land............     1995          267        267            N/A         Owned
  Church Road & Route 541
  Medford, NJ 08055

Medford Lakes Property........   1996(9)         794        794          6,570         Owned
  700 Stokes Road
  Medford, NJ 08055

Burlington Land...............   1996(10)        312        312            N/A         Owned
  Neck Road
  Burlington, NJ 08016
                                             -------    -------
    Total.....................               $20,374    $14,756
                                             =======    =======


--------------------
(1) As of December 31, 1996. Represents the net book value of land, building, furniture, fixtures and equipment owned by the Bank.
(2)  Lease expires August 20, 2021.
(3)  Purchased in April 1994, a future location for retail banking.
(4) Medford 541 land purchased in September 1994, will be put up for sale in lieu of another parcel of land.
(5)  Branch opened in February 1996.
(6)  Branch opened in April 1996.
(7)  Branch opened in September 1996.
(8)  Branch opened in November 1996.
(9)  Purchased in May 1996 and is a future location for retail banking.
(10) Purchased in December 1996 and is a future location for retail banking.

Item 3.  Legal Proceedings
--------------------------

      The Bank is periodically involved as a plaintiff or defendant in various legal actions, such as actions to enforce liens, condemnation proceedings on properties in which the Bank holds mortgage interests, matters involving the making and servicing of mortgage loans and other matters incident to the Bank's business. In the opinion of management, none of these actions individually or in the aggregate is believed to be material to the financial condition or results of operations of the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
-------------------------------------------------------------------------------
         Matters
         -------

     The information contained under the section captioned "Stock Market Information" in the Corporation's Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996 (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained in the table captioned "Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      The Corporation's financial statements are listed in Item 14 herein are incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
          ----------------------------------------------------------------------
          Financial Disclosure
          --------------------


      None.

                                   Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

      The executive officers of the Corporation are as follows:

Name                         Age(1)    Position
----                         ------    --------

Charles B. Yates..........     57      Chairman of the Board

Craig W. Yates............     54      President and Chief Executive Officer

Channing L. Smith.........     53      Vice President and Chief Financial
                                       Officer

James E. Igo..............     40      Senior Vice President and Chief
                                       Lending Officer

Thomas M. Topley..........     36      Senior Vice President and Corporate
                                       Secretary

--------------
(1)  At December 31, 1996.

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

      Channing L. Smith serves as Vice President and Chief Financial Officer since October 1994. In this capacity he is responsible for the management of the accounting, treasury, investment, and human resources of the Bank. From April 1994 to October 1994, he served as controller. From January 1990 to April 1993 he served as corporate Controller for Circuit Foil USA.

      James E. Igo has served as Vice President and Senior Mortgage Lending Officer since November 1991. In that capacity he is responsible for overall loan production, credit quality, product development, loan servicing and the creation of lending policies and procedures. From September 1990 to November 1991, he served as the Vice President, Commercial Lending. Prior to 1990, Mr. Igo was Senior Vice President and Senior Lending Officer for a commercial bank.

      Thomas M. Topley has served as Vice President of Operations since April 1993 and as Corporate Secretary since April 1992. In that capacity, he is responsible for corporate records, retail branch administration, data processing and accounting operations. From June 1990 to April 1993, Mr.
Topley served as Vice President and Controller for the Bank.

Item 11.  Executive Compensation
--------------------------------

      The information contained under the section captioned "Proposal I -- Election of Directors Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

                                    Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K*
-----------------------------------------------------------------

      (a)   The following documents are filed as part of this report:

            1. The following financial statements and the report of independent auditors of the Registrant included in the Registrant's 1996 Annual Report to Stockholders are incorporated herein by reference and also in Item 8 hereof.

                  (a)   Report of Coopers & Lybrand L.L.P.

                  (b) Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

                  (c) Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

                  (d) Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  (e) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

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

                  13 Annual Report to Stockholders for the Fiscal Year Ended December 31, 1996.

                  21    Subsidiaries of the Registrant

                  23    Consent of Independent Auditors


      (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

-------------------
* Incorporated by reference from the Registrant's 1996 Annual Report to Stockholders attached hereto as Exhibit 13.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FMS FINANCIAL CORPORATION

Date: March 28, 1997                     By: /s/ Craig W. Yates
      -----------------                  --------------------------------
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

        Signatures                                                 Dated


/s/ Charles B. Yates                                           March 28, 1997
------------------------------------------------          ----------------------
Charles B. Yates
Chairman of the Board


/s/ Craig W. Yates                                             March 28, 1997
------------------------------------------------          ----------------------
Craig W. Yates
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ George J. Barber                                           March 28, 1997
------------------------------------------------          ---------------------
George J. Barber, Director


/s/ Channing L. Smith                                          March 28, 1997
------------------------------------------------          ---------------------
Channing L. Smith
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/ Edward J. Staats, Jr.                                      March 28, 1997
------------------------------------------------          ---------------------
Edward J. Staats, Jr., Director


/s/ Wayne H. Page                                              March 28, 1997
------------------------------------------------          ---------------------
Wayne H. Page, Director


/s/ James C. Lignana                                           March 28, 1997
------------------------------------------------          ---------------------
James C. Lignana, Director


/s/ Dominic W. Flamini                                         March 28, 1997
------------------------------------------------          ---------------------
Dominic W. Flamini, Director


/s/ Vincent R. Farias                                          March 28, 1997
------------------------------------------------          ----------------------
Vincent R. Farias, Director

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

13        Annual Report to  Stockholders  for the Fiscal Year Ended December 31,
          1996.

21        Subsidiaries of the Registrant.

23        Consent of Independent Auditors

27        Financial Data Schedule