Form 10-Q
period 1997-03-31
FMS FINANCIAL CORP
filed 1997-05-14
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------


                     WASHINGTON, D.C. 20549
                     ======================


                            FORM 10-Q

(Mark One)

  X       Quarterly report pursuant to section 13 or 15(d) of the Securities
------

          Exchange Act of 1934

          For the quarterly period ended March 31, 1997

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
                                                               ---     -------



     As of March 31, 1997 there were issued and outstanding 2,602,884 shares and 2,386,483 shares, respectively of the registrant's Common Stock, par value $.10 per share.

            FMS FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------


                 QUARTERLY  REPORT ON FORM 10-Q
                 ------------------------------


                         MARCH 31, 1997
                         --------------


                        TABLE OF CONTENTS
                        -----------------


                                                                        PAGE
                                                                        ----

PART I - FINANCIAL INFORMATION
------------------------------


     Item 1 - Financial Statements


        Consolidated Statements of Financial Condition as of
             March 31, 1997 (unaudited) and December 31, 1996.............. 1

        Consolidated Statements of Income (unaudited)
             for the three months ended
             March 31, 1997 and March 31, 1996............................. 2

        Consolidated Statements of Cash Flows (unaudited)
             for the three months ended March 31, 1997
             and March 31, 1996............................................ 3


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations........... 4 - 13



PART II - OTHER INFORMATION
---------------------------


     Item 1 - Legal Proceedings........................................... 14

     Item 2 - Changes in Securities....................................... 14

     Item 3 - Defaults Upon Senior Securities............................. 14

     Item 4 - Submission of Matters to a Vote of Security Holders......... 14

     Item 5 - Other Information........................................... 14

     Item 6 - Exhibits and Reports on Form 8-K............................ 14

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    MARCH 31, 1997       DECEMBER 31, 1996
                                                                                     (UNAUDITED)
ASSETS


 Cash and amounts due from depository institutions                               $       4,796,288    $          9,572,347
 Interest-bearing deposits                                                                 739,328                 296,702
 Short term funds                                                                           64,215                  50,500

   Total cash and cash equivalents                                                       5,599,831               9,919,549
 Investment securities held to maturity                                                 74,729,940              67,601,343
 Investment securities and mortgage-backed securities available for sale                35,388,508              25,446,520
 Loans receivable  - net                                                               310,185,475             306,870,816
 Mortgage-backed securities held to maturity                                           100,118,127             104,312,581
 Accrued interest receivable:
   Loans                                                                                 1,843,282               1,754,117
   Mortgage-backed securities                                                              936,069                 912,599
   Investments                                                                             892,148                 964,319
 Federal Home Loan Bank stock                                                            3,630,800               3,620,600
 Real estate held for development - net                                                  1,227,732               1,227,732
 Real estate owned - net                                                                   588,556                 621,556
 Office properties and equipment - net                                                  14,612,057              14,756,238
 Deferred income taxes                                                                   1,573,683               1,563,480
 Excess cost over fair value of net assets acquired                                        724,876                 812,599
 Prepaid expenses and other assets                                                       1,126,053                 889,899
 Subordinated Debentures issue cost - net                                                  421,472                 435,809

TOTAL ASSETS                                                                     $     553,598,609    $        541,709,757



LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
 Deposits                                                                        $     474,426,653    $        453,276,534
 Advances from the Federal Home Loan Bank                                               28,250,000              32,550,000
 Advances from Bank                                                                              0               6,691,758
 10% Subordinated Debentures, due 2004                                                  10,000,000              10,000,000
 Guarantee of employee stock ownership plan debt                                            89,967                 106,463
 Advances by borrowers for taxes and insurance                                           2,341,020               2,138,638
 Accrued interest payable                                                                  656,242                 860,545
 Dividends payable                                                                         119,635                 119,636
 Other liabilities                                                                       2,898,279               2,140,009

 Total liabilities                                                                     518,781,796             507,883,583


Commitments and contingencies
Stockholders' Equity:
 Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
 Common stock - $.10 par value 10,000,000 shares authorized; shares issued 2,602,884 and 2,602,884 and shares outstanding 2,386,483 and
   2,392,707 as of March 31, 1997 and December 31, 1996, respectively                      260,288                 260,288
 Paid-in capital in excess of par                                                        8,413,558               8,413,558
 Unrealized loss on securities available for sale - net of deferred income taxes         (294,307)               (166,152)
 Guarantee of employee stock ownership plan debt                                          (89,967)               (106,463)
 Retained earnings                                                                      29,716,237              28,487,903
 Less:  Treasury stock (216,401 and 210,177 shares, at cost,  as of
   March 31, 1997 and December 31, 1996, respectively)                                 (3,188,996)             (3,062,960)

Total stockholders' equity                                                              34,816,813              33,826,174


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     553,598,609    $        541,709,757


FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED
                                                   MARCH 31,

                                              1997           1996

INTEREST  INCOME:                                 (UNAUDITED)
Interest income on:
 Loans                                    $ 6,219,114   $ 5,823,364
 Mortgage-backed securities                 1,847,731     1,839,923
 Investments                                1,677,424     1,183,346

Total interest income                       9,744,269     8,846,633


INTEREST EXPENSE:
Interest expense on:
 Deposits                                   4,291,074     3,985,449
 Subordinated Debentures                      264,337       264,336
 Borrowings                                   423,200       406,722

Total interest expense                      4,978,611     4,656,507


NET INTEREST INCOME                         4,765,658     4,190,126
PROVISION FOR LOAN LOSSES                      30,000        30,000


NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                         4,735,658     4,160,126


OTHER INCOME (EXPENSE):
 Loan service charges and other fees           50,391        57,460
 Gain on sale of investment securities              0         3,030
 Real estate owned operations, net           (39,080)      (45,278)
 Service charges on accounts                  549,952       438,252
 Other income                                  21,082        43,665

Total other income (expense)                  582,345       497,129


OPERATING EXPENSES:
 Salaries and employee benefits             1,884,635     1,665,972
 Occupancy and equipment                      673,942       622,049
 Purchased services                           233,006       211,048
 Federal deposit insurance premiums            15,781       229,770
 Professional fees                             71,843        67,346
 Advertising                                   23,864         6,337
 Other                                        301,164       285,702


Total operating expenses                    3,204,235     3,088,224


INCOME BEFORE INCOME TAXES                  2,113,768     1,569,031

INCOME TAXES:
Current                                       703,980       658,541
Deferred                                       61,820      (91,395)

Total income taxes                            765,800       567,146

NET INCOME                                $ 1,347,968   $ 1,001,885


 EARNINGS PER COMMON SHARE:               $      0.55   $      0.39



 Weighted average common shares and
   common stock equivalents outstanding     2,448,409     2,557,749

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,

                                                                                           1997            1996 (A)


                                                                                                 (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                                            $   1,347,968   $      1,001,885
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                                    30,000             30,000
Depreciation and amortization                                                               419,975            439,223
Provision for real estate owned                                                              33,000             33,000
Realized (gains) and losses on:
 Sale of loans and loans held for sale                                                        (226)              (182)
 Sale of investment securities available for sale                                                 0            (3,030)
 Disposal and sale of fixed assets                                                            1,484              1,814
(Increase) Decrease in accrued interest receivable                                         (40,464)            324,075
Increase in prepaid expenses and other assets                                             (236,154)          (324,833)
Decrease in accrued interest payable                                                      (204,303)          (211,070)
Increase in other liabilities                                                               758,270            389,851
Deferred income taxes                                                                        61,820           (91,396)

 Net cash provided by operating activities                                                2,171,370          1,589,337

INVESTING ACTIVITIES:
Proceeds from sale of:
 Education loans                                                                            104,945            118,202
 Office property and equipment                                                                2,277                  0
Proceeds from maturities of investment securities and
 mortgage-backed securities held to maturity                                             50,642,549         47,443,432
Proceeds from maturities of investment securities available for sale                      2,000,000          8,226,414
Principal collected on mortgage-backed securities held to maturity                        5,485,477          6,424,680
Principal collected on mortgage-backed securities available for sale                      1,495,120          1,065,416
Principal collected on longer-term loans, net                                             9,235,750         12,626,787
Longer-term loans originated or acquired, net                                          (12,668,301)       (10,643,466)
Purchase of investment securities and mortgage-backed securities held to maturity      (59,113,959)       (66,730,867)
Purchase of investment securities and mortgage-backed securities available for sale    (13,643,271)        (7,353,575)
Purchase of Federal Home Loan Bank stock                                                   (10,200)                  0
Purchase of office property and equipment                                                 (136,547)          (371,653)

 Net cash provided by investing activities                                             (16,606,160)        (9,194,630)

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts                           8,992,513        (2,561,149)
Net increase (decrease) in time deposits                                                  5,465,848        (4,500,854)
Net (decrease) increase in FHLB advances                                                (4,300,000)          8,750,000
Increase in Repurchase Agreements                                                                 0          1,990,000
Increase in advances from borrowers for taxes and insurance                                 202,382             76,136
Purchase of treasury stock                                                                (126,036)          (663,869)
Dividends paid on common stock                                                            (119,635)          (125,288)
Net proceeds from issuance of common stock                                                        0                155

 Net cash provided by financing activities                                               10,115,072          2,965,131

DECREASE IN CASH AND CASH EQUIVALENTS                                                   (4,319,718)        (4,640,162)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            9,919,549          9,985,580

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   5,599,831   $      5,345,418


Supplemental Disclosures:
 Cash paid for:
   Interest on deposits, advances, and other borrowings                               $   5,182,914   $      4,867,577
   Income taxes                                                                             269,575            302,228
 Non cash investing and financing activities:
   Dividends declared and not paid at quarter end                                           119,635            123,379
   Non-monetary transfers from loans to real estate acquired
   through foreclosure                                                                            0            195,300
See notes to consolidated financial statements.

<F1>
(A) Reclassified for comparative purposes

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
        MARCH 31, 1997 AND 1996.


General
-------


FMS Financial Corporation ("the Corporation") is the parent company of Farmers & Mechanics Bank (`the Bank''), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations and cash flows for the periods and dates indicated. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the operating results for the full fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles.

FINANCIAL CONDITION -

TOTAL ASSETS - at March 31, 1997 were $553.6 million as compared with total assets at December 31, 1996 of $541.7 million.

INVESTMENT SECURITIES HELD TO MATURITY - increased to $74.7 million at March 31, 1997 from $67.6 million at December 31, 1996 due to the net purchase of $4.6 million in Reverse Repurchase Agreements and $2.5 million in U.S. Agency notes during the three months ended March 31, 1997. Investment securities held to maturity at March 31, 1997 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 1997 and December 31, 1996 follows:

                                                 MARCH 31, 1997                 December 31, 1996

                                        GROSS        GROSS      ESTIMATED                  Estimated
                         AMORTIZED    UNREALIZED  UNREALIZED      MARKET      Amortized     Market
                            COST        GAINS       LOSSES        VALUE          Cost        Value

U. S. Gov't Agencies   $ 49,286,996    $  2,048 $ (1,441,776) $ 47,847,268  $ 46,791,618  $ 46,155,606
Reverse Repurchase       24,643,099           0             0   24,643,099    20,000,000    20,000,000
Municipal bonds             784,845         945         (329)      785,461       794,725       800,433
U. S. Treasury               15,000           0             0       15,000        15,000        14,000

Total                  $ 74,729,940    $  2,993 $ (1,442,105) $ 73,290,828  $ 67,601,343  $ 66,970,039

INVESTMENT SECURITIES AVAILABLE FOR SALE - increased to $35.4 million at March 31, 1997 from $25.4 million at December 31, 1996 as a result of the purchase of
 $7.7 million of CMOs, $2.9 million of REMICs and $2.0 million of MBSs, partially offset by the maturing of $2.0 million of U.S. Treasury notes available for sale as well as $1.5 million of principal paydowns on CMOs and REMICs. Investment securities available for sale at March 31, 1997 consisted of $8.3 million in adjustable rate securities and $27.1 million in fixed rate securities. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 1997 and December 31, 1996 follows:

                                         MARCH 31, 1997                                December 31, 1996

                                         GROSS       GROSS     ESTIMATED                       Estimated
                          AMORTIZED    UNREALIZED UNREALIZED     MARKET        Amortized         Market
                            COST         GAINS      LOSSES       VALUE            Cost           Value


U. S. Gov't Agencies    $   6,000,000  $      0  $ (30,938)  $  5,969,062   $  5,000,000      $  4,996,960
U. S. Treasury                      0         0          0              0      1,997,757         1,998,560
CMOs                       18,949,264    10,319   (188,806)    18,770,777     12,683,603        12,621,499
REMICs                      8,869,818         0   (240,291)     8,629,527      6,027,067         5,829,501
MBS                         2,031,510         0    (12,368)     2,019,142              0                 0

Total                   $  35,850,592  $ 10,319  $(472,403)  $ 35,388,508   $ 25,708,427      $ 25,446,520

LOANS RECEIVABLE AND LOANS HELD FOR SALE - increased $3.3 million to $310.2 million at March 31, 1997 from $306.9 million at December 31, 1996. This increase was the result of approximately $12.7 million of loans originated, partially offset by $9.2 million of principal collected on loans during the three months ended March 31, 1997. The following tables set forth certain information concerning the loan portfolio at the dates indicated. Table 1 shows loans receivable by major categories. Table 2 shows past due impaired loans by major categories.

Table 1                                     MARCH 31,      December 31,
Loans Receivable                               1997            1996
----------------


Mortgage loans ( 1-4  dwelling)          $ 257,181,904     $  257,607,922
Construction loans                           4,228,235          3,711,666
Commercial construction                      1,198,214          4,394,901
Consumer loans                               4,095,881          4,015,403
Commercial real estate                      45,118,666         39,177,194
Commercial business                          2,136,869          1,829,956

Subtotal                                   313,959,769        310,737,042

Less:
    Deferred loan fees                         961,936          1,084,289
    Allowance for possible
     loan losses                             2,812,358          2,781,937

Net Loans Receivable                     $ 310,185,475     $  306,870,816


Table 2                                     MARCH 31,      December 31,
Impaired Loans                                 1997            1996
--------------


Impaired loans - non-accrual:
Mortgage loans:
   One-to-four family                    $   2,133,040     $    2,413,409
   Commercial real estate                    1,371,150          1,662,727
Consumer and other                              34,506             14,546
Total impaired loans                     $   3,538,696     $    4,090,682


At March 31, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.5 million of which $1.7 million related to loans that were individually measured for impairment with a valuation allowance of $315 thousand and $1.8 million of loans that were collectively measured for impairment with a valuation allowance of $94 thousand. For the three months ended March 31, 1997, the average recorded investment in impaired loans was approximately $3.8 million. The Bank recognized $34 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $2.8 million in total reserves for possible loan losses at March 31, 1997, representing approximately 80% of non-accrual loans and .9% of total loans.

As of March 31, 1997 the Bank had outstanding loan commitments of $27.2 million, of which $21.6 million represented variable rate loans and $5.6 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and if necessary the sale of investment securities available for sale.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY - decreased $4.2 million to $100.1 million at March 31, 1997 from $104.3 million at December 31, 1996. The decrease is the result of $5.5 million in principal repayments, partially offset by the purchase of $1.3 million in FHLMC fixed rate securities. Mortgage-backed securities at March 31, 1997 consisted of $67.5 million in fixed rate securities and $32.6 million in adjustable rate securities. Mortgage-backed securities at March 31, 1997 and December 31, 1996 are summarized below:

                            MARCH 31, 1997                        December  31, 1996

                          GROSS      GROSS
           AMORTIZED    UNREALIZED  UNREALIZED ESTIMATED       Amortized     Estimated
              COST        GAINS      LOSSES    MARKET VALUE       Cost      Market Value


GNMA     $ 22,473,246   $ 478,405 $ (37,346) $  22,914,305   $  23,216,175  $  23,744,319

FNMA       36,221,576      49,786  (562,218)    35,709,144      37,958,391     38,022,335

FHLMC      40,911,271     463,578  (301,002)    41,073,847      42,586,038     43,233,784

Private       512,034       2,593    (2,411)       512,216         551,977        558,018


Total   $ 100,118,127   $ 994,362 $(902,977) $ 100,209,512    $104,312,581  $ 105,558,456

REAL ESTATE HELD FOR DEVELOPMENT - remained stable at $1.2 million at March 31, 1997, compared to December 31, 1996. The Bank has ceased making any new investments in real estate held for development projects and has limited any additional investments to those investments which are necessary to preserve and protect the existing assets so that they may be liquidated as soon as practical. Management believes that divestiture of its present land investments may take several years, depending on market conditions. Management will continue to monitor the net realizable value of its real estate investments. At March 31, 1997, the Bank's investment in and advances to subsidiaries engaged in land development was fully deducted from core, tangible, and risk-based capital.

REAL ESTATE OWNED - consisted of properties with a net book value of $589 thousand. These properties are carried at the lower of book value or fair market value less estimated costs to sell and are analyzed by management on a periodic basis. Real estate owned at March 31, 1997 is comprised of (i) one residential single family home, (ii) 18 acres of land which is zoned for the construction of 109 townhouses, (iii) one residential condominium and (iv) one commercial condominium located in Burlington County. The Bank is currently seeking buyers for all of these properties.

ASSET CLASSIFICATIONS - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets decreased $426 thousand during the three months ended March 31, 1997 resulting from a decrease in one-to-four family and commercial loans of $280 thousand and $133 thousand, respectively. The following table sets forth information with respect to the Bank's classified assets at the dates indicated:

                              MARCH 31,          December 31,
                                1997                1996


Classified Assets:
Substandard Loans:
  One-to-four family          $ 2,133,040       $ 2,413,409
  Commercial real estate        3,808,657         3,941,540
  Consumer and other               34,506            14,546

   Total loans                  5,976,203         6,369,495

Real estate held for            1,227,732         1,227,732
development, net
Real Estate Owned, net            588,556           621,556

   Total Substandard            7,792,491         8,218,783


   Doubtful loans                       0                 0

Total Doubtful                          0                 0


TOTAL CLASSIFIED ASSETS       $ 7,792,491       $ 8,218,783


DEPOSITS - increased $21.1 million to $474.4 million at March 31, 1997 from $453.3 million at December 31, 1996 as a result of an increase in the surrogate savings accounts of approximately $6.9 million, passbook and statement saving accounts of $3.4 million, certificate of deposits of $5.5 million, money market accounts of $4.3 million and non-interest checking accounts of $1.5 million, partially offset by a decrease in checking accounts of $487 thousand. Interest credited to depositors accounts for the three months ended March 31, 1997 amounted to $3.8 million. The following table set forth certain information concerning deposits at the dates indicated:

                                 MARCH 31, 1997                December 31, 1996

                                      PERCENT WEIGHTED               Percent  Weighted
                                     OF TOTAL  AVERAGE               of Total Average
                           AMOUNT    DEPOSITS   RATE       Amount    Deposits   Rate

Non-interest checking    $39,065,793    8.23%    0.00%    $37,552,269   8.28%   0.00%
Checking accounts         46,263,800    9.75%    1.60%     46,750,659  10.31%   1.57%
Savings accounts          81,393,134   17.16%    2.88%     71,057,835  15.68%   2.57%
Money market accounts     61,283,656   12.92%    2.66%     56,961,349  12.57%   2.65%
Certificates             246,420,270   51.94%    5.34%    240,954,422  53.16%   5.30%

   Total Deposits       $474,426,653  100.00%    3.75%   $453,276,534 100.00%   3.77%

BORROWINGS - at March 31, 1997 amounted to $38.3 million. Borrowings included $10.0 million of 10% Subordinated Debentures, $28.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.96%, and $90 thousand in the guarantee of Employee Stock Ownership Plan debt. At December 31, 1996 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $32.6 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.09% and $106 thousand in the guarantee of Employee Stock Ownership Plan debt.

STOCKHOLDERS' EQUITY - increased $991 thousand to $34.8 million at March 31, 1997, primarily as a result of net income for the three months and a reduction in the guarantee of Employee Stock Ownership Plan debt partially offset by the purchase of treasury stock of $126 thousand and an increase in the unrealized loss on securities available for sale of $128 thousand. Shares outstanding at March 31, 1997 decreased to 2,386,483 shares from 2,392,707 shares at December 31, 1996, as 6,224 shares were repurchased during the three months ended March 31, 1997. At March 31, 1997 the book value per share was $14.59 as compared to $14.14 at December 31, 1996. At March 31, 1997, options to purchase 80,151 shares of the Company's common stock were outstanding to directors, certain officers and employees.

There are three (3) standards that a savings association must satisfy in order to meet its capital requirements. The requirements include a leverage ratio of core capital to adjusted total assets of 3.0 percent, a tangible capital standard requirement of 1.5 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. If a savings association is not in compliance with applicable capital standards, the Office of Thrift Supervision (OTS) can restrict the association's asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS.
At March 31, 1997 the Bank exceeds all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 7.23%, 7.23%, and 15.11%, respectively.


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

The Corporation recorded net income for the three months ended March 31, 1997 of $1.3 million, or 55 cents per share as compared to $1.0 million, or 39 cents per share for the comparable period in 1996.

EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of shares and common equivalent shares outstanding during the first three months of 1997. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options.

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

The following table sets forth the Bank's weighted-average yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:

                                          Three Months Ended
                                               March 31,

                                            1997      1996

Interest-Earning Assets

Weighted-Average Yields Earned on:
  Loans, net                                7.99 %     8.02 %
  Mortgage-Backed Securities                7.18       6.78
  Investment Securities                     6.70       6.22

  Total Interest-Earning Assets             7.57       7.45


Interest-Earning Liabilities

Weighted-Average Interest Rates Paid on:
  Deposits                                  3.77       3.82
  Borrowings                                5.97       5.90
  Subordinated Debentures                  10.56      10.56

  Total Interest-Bearing Liabilities        4.04       4.09


Weighted-Average Interest Rate Spread
  for the Period                            3.54 %     3.36 %

AVERAGE BALANCE OF INTEREST-EARNING ASSETS AND INTEREST BEARING LIABILITIES

The following table sets forth the Bank's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:

                                        Three Months Ended
                                             March 31,

                                          1997        1996

                                          (In Thousands)
Average Interest-Earning Assets:
  Loans, net                          $ 311,403    $ 290,253
  Mortgage-Backed Securities            102,960      108,524
  Investment Securities                 100,178       76,018

  Total                                 514,541      474,795


Average Interest-Bearing Liabilities:
  Deposits                              461,524      419,908
  Borrowings                             28,751       27,732
  Subordinated Debentures                10,000       10,000

  Total                                 500,275      457,640

Excess of Interest-Earning Assets
  over Interest-Bearing Liabilities   $  14,266    $  17,155

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

                                        Three Months Ended
                                            March 31,
                                      1997 compared to 1996

                                   Increase (Decrease) due to:
                                    Rate    Volume     Total

                                          (In Thousands)
Interest income:
  Loans receivable                $  (28)   $   424    $  396
  Mortgage-backed securities          102      (94)         8
  Investment securities               118       376       494


   Total change - interest income     192       706       898


Interest expense:
  Deposits                           (90)       395       305
  Borrowings                            1        15        16
  Subordinated Debentures               0         0         0


   Total change - interest expense   (89)       410       321


Net change in net interest income $   281   $   296    $  577

NET INTEREST INCOME - the increase in net interest income for the three months ended March 31, 1997 of $577 thousand was primarily due to an increase in interest income of investment securities and loans of $494 thousand and $396 thousand respectively, partially offset by an increase in interest expense for deposits of $305 thousand.

The increase in interest income of investment securities was due to an increase in the average balance of the portfolio of $24.2 million to $100.2 million for the three months ended March 31, 1997 from $76.0 million for the same period in 1996, which resulted in a volume increase in interest income of $376 thousand. The average balance increase was due to the net purchases of $15.7 million of CMOs and $13.3 million of U.S. Agency notes since March 31, 1996. The average yield on the investment portfolio increased 48 basis points to 6.70% for the three months ended March 31, 1997 from 6.22% during the three months ended March 31, 1996, which resulted in an increase in interest income of $118 thousand due to rate changes.

Interest income on loans increased a total of $396 thousand principally due to an increase in the average balance of $21.1 million to $311.4 million at March 31, 1997 from $290.3 million at March 31, 1996, which resulted in a volume increase in interest income of $424 thousand. The increase is largely the result of the purchase of $14.5 million of adjustable rate mortgage loans during the third quarter of 1996. The volume increase was partially offset by a $28 thousand yield decrease due to a decline in the loan portfolio's average yield to 7.99% for the quarter ended March 31, 1997 from 8.02% at March 31, 1996.

The increase in interest expense of $321 thousand was due to an increase in interest expense on deposits and borrowings. The increase in interest expense on deposits of $395 thousand was due to an increase in the average balance of deposits of $41.6 million to $461.5 million at March 31, 1997 from $419.9 million at March 31, 1996. Average balance of certificates of deposits increased $16.2 million, checking accounts increased $12.3 million and savings accounts increased $9.9 million and money market accounts increased $3.2 million from March 31, 1996. The weighted average rate on deposits decreased 3 basis points to 3.77% which resulted in a $90 thousand decrease in interest expense.

The increase in interest expense on borrowings of $16 thousand was primarily due to an increase in the average balance of borrowings to $28.7 million at March 31, 1997 from $27.7 million at March 31, 1996. This is primarily the result of increased borrowings at the Federal Home Loan Bank and an increase in the average rate by 7 basis points to 5.97%.

PROVISION FOR LOAN LOSSES - for the first quarter of 1997 remained stable at $30 thousand, compared to the first quarter of 1996. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single family residential properties. While this represents a concentration of credit risk, the credit loses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loans losses will not increase or be necessary.

REAL ESTATE OWNED OPERATIONS, NET - for the first quarter of 1997 totaled $39 thousand of expense as compared to $45 thousand of expense for the same period in 1996. The decrease is primarily the result of a decrease in foreclosure costs as well as an increase in rental income during the first quarter of 1997.

OPERATING EXPENSES - for the first quarter of 1997 amounted to $3.2 million, as compared to $3.1 million for the same period in 1996.

SALARIES AND EMPLOYEE BENEFITS - for the first quarter of 1997 were $1.9 million, as compared to $1.7 million for the same period in 1996. The increase was due to additional staff in the new branches opened since the first quarter of 1996, as well as an increase in branch staff for additional hours, principally "Sunday Banking''. Average full time equivalent employees for the quarter ended March 31, 1997 were 239 as compared to 217 for the quarter ended March 31, 1996.

OCCUPANCY AND EQUIPMENT - for the first quarter of 1997 amounted to $674 thousand, compared to $622 thousand for the same period of 1996. The increase is the result of additional depreciation and occupation expenses on the new branches opened since the first quarter of 1996 as well as other facility improvements and equipment additions between the quarters ended March 31, 1997 and March 31, 1996.

PURCHASED SERVICES - for the first quarter of 1997 amounted to $233 thousand, compared to $211 thousand for the same period in 1996. Check processing costs have increased $14 thousand due to higher transaction volumes from an increase in the number of checking accounts opened.

FEDERAL INSURANCE PREMIUM - amounted to $16 thousand in the first quarter of 1997, as compared to $230 thousand for the same period in 1996. The decrease is from a lower FDIC assessment during the first quarter of 1997 due to the SAIF recapitalization which was signed into legislation during the third quarter of 1996. As a result of this legislation, deposit premiums decreased from $0.23 per $100 of deposits to $.065 per $100 of deposits.

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid investments", which include certain United States government and federal agency obligations and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which is also included in the 5% requirement. These levels are changed from time to time by the OTS to reflect current economic conditions. The Bank has generally maintained liquidity in excess of required levels. The Bank's regulatory liquidity was 10.86% and 11.55%, respectively, at March 31, 1997, and December 31, 1996, respectively, and its short-term liquidity was 7.22% and 7.31%, respectively, at such dates.

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


FMS FINANCIAL CORPORATION




Date: May 14, 1997                  /s/ Craig W. Yates
                                   ------------------------------------

                                   Craig W. Yates
                                   President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: May 14, 1997                  /s/ Channing L. Smith
                                   ---------------------------------------

                                   Channing L. Smith
                                   Vice President and
                                   Chief Financial Officer
                                  (Principal Financial Officer)

EXHIBIT NO. 11 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                                                           3/31/97                     3/31/96
                                                                                           -------                     -------


Net Income                                                                                 $1,347,968                   $1,001,885

Weighted average common shares outstanding                                                  2,391,462                    2,493,805

Common stock equivalents due to dilutive effect of stock options                               56,947                       63,944

Total weighted average common shares and equivalents outstanding                            2,448,409                    2,557,749

Primary earnings per share                                                                      $0.55                        $0.39

Total weighted average common shares and equivalents outstanding                            2,448,409                    2,557,749

Additional dilutive shares using the higher of the end of period market
value or average market value for the period when utilizing the treasury                          -                            -
stock method regarding stock options

Total outstanding shares for fully diluted earnings per share computation                   2,448,409                    2,557,749

Fully diluted earnings per share                                                                $0.55                        $0.39

