Form 10-Q
period 1997-06-30
FMS FINANCIAL CORP
filed 1997-08-13
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------


                      WASHINGTON, DC 20549
                      ====================


                            FORM 10-Q

(Mark One)

  X       Quarterly report pursuant to section 13 or 15(d) of the Securities
------

          Exchange Act of 1934

          For the quarterly period ended June 30, 1997

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

(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

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
                                                               ---     ------


     As of June 30, 1997 there were issued and outstanding 2,603,920 shares and 2,387,519 shares, respectively of the registrant's Common Stock, par value $.10 per share.

            FMS FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------


                 QUARTERLY  REPORT ON FORM 10-Q
                 ------------------------------


                          JUNE 30, 1997
                          -------------


                        TABLE OF CONTENTS
                        -----------------


                                                                     PAGE
                                                                     ----

PART I - FINANCIAL INFORMATION
------------------------------


     Item 1 - Financial Statements


        Consolidated Statements of Financial Condition as of
             June 30, 1997 (unaudited) and December 31, 1996...........1

        Consolidated Statements of Income (unaudited)
             for the three and six month periods ended
             June 30, 1997 and June 30, 1996...........................2

        Consolidated Statements of Cash Flows (unaudited)
             for the six month periods ended June 30, 1997
             and June 30, 1996.........................................3


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.......4 - 14



PART II - OTHER INFORMATION
---------------------------


     Item 1 - Legal Proceedings.......................................15

     Item 2 - Changes in Securities...................................15

     Item 3 - Defaults Upon Senior Securities.........................15

     Item 4 - Submission of Matters to a Vote of Security Holders.....15

     Item 5 - Other Information.......................................15

     Item 6 - Exhibits and Reports on Form 8-K........................15

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          June 30, 1997   December 31, 1996
                                                                            (UNAUDITED)
ASSETS


 Cash and amounts due from depository institutions                           $     980,236  $   9,572,347
 Interest-bearing deposits                                                       2,637,592        296,702
 Short term funds                                                                  238,335         50,500
                                                                             -------------  -------------
    Total cash and cash equivalents                                              3,856,163      9,919,549

 Investment securities held to maturity                                         70,285,972     67,601,343
 Investment securities and mortgage-backed securities available for sale        48,660,379     25,446,520
 Loans receivable  - net                                                       307,934,093    306,870,816
 Mortgage-backed securities held to maturity                                    95,680,143    104,312,581
 Accrued interest receivable:
   Loans                                                                         1,840,867      1,754,117
   Mortgage-backed securities                                                      970,900        912,599
   Investments                                                                   1,157,434        964,319
 Federal Home Loan Bank stock                                                    3,630,800      3,620,600
 Real estate held for development - net                                          1,227,732      1,227,732
 Real estate owned - net                                                           479,926        621,556
 Office properties and equipment - net                                          15,131,583     14,756,238
 Deferred income taxes                                                           1,660,480      1,563,480
 Excess cost over fair value of net assets acquired                                637,153        812,599
 Prepaid expenses and other assets                                               1,364,708        889,899
 Subordinated Debentures issue cost - net                                          407,135        435,809
                                                                             -------------  -------------
TOTAL ASSETS                                                                 $ 554,925,468  $ 541,709,757
                                                                             =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
 Deposits                                                                    $ 475,092,460 $ 453,276,534
 Advances from the Federal Home Loan Bank                                       27,900,000    32,550,000
 Advances from Bank                                                                      0     6,691,758
 10% Subordinated Debentures, due 2004                                          10,000,000    10,000,000
 Guarantee of employee stock ownership plan debt                                    73,472       106,463
 Advances by borrowers for taxes and insurance                                   2,469,192     2,138,638
 Accrued interest payable                                                          779,159       860,545
 Dividends payable                                                                 119,376       119,636
 Other liabilities                                                               2,107,855     2,140,009
                                                                             ------------- -------------
 Total liabilities                                                             518,541,514   507,883,583
                                                                             ------------- -------------

Commitments and contingencies
Stockholders' Equity:
 Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
 Common stock - $.10 par value 10,000,000 shares authorized; shares issued 2,603,920 and 2,602,884 and shares outstanding 2,387,519 and
   2,392,707 as of June 30, 1997 and December 31, 1996, respectively               260,392       260,288
 Paid-in capital in excess of par                                                8,417,469     8,413,558
 Unrealized loss on securities available for sale-net of deferred income taxes    (85,704)     (166,152)
 Guarantee of employee stock ownership plan debt                                  (73,472)     (106,463)
 Retained earnings                                                              31,054,265    28,487,903
 Less:  Treasury stock (216,401 and 210,177 shares, at cost,  as of
   June 30, 1997 and December 31, 1996, respectively)                          (3,188,996)   (3,062,960)
                                                                             ------------- -------------
Total stockholders' equity                                                      36,383,954    33,826,174
                                                                             ------------- -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 554,925,468 $ 541,709,757
                                                                             ============= =============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,

                                                   1997          1996        1997        1996

INTEREST INCOME:                                                    (UNAUDITED)

Interest income on:
 Loans                                         $  6,250,493  $ 5,810,982 $12,469,607 $ 11,634,346
 Mortgage-backed securities                       1,808,261    1,785,738   3,655,992    3,625,661
 Investments                                      2,021,343    1,430,865   3,698,767    2,614,211
                                               ------------  ----------- ----------- ------------
Total interest income                            10,080,097    9,027,585  19,824,366   17,874,218
                                               ------------  ----------- ----------- ------------

INTEREST EXPENSE:
Interest expense on:
 Deposits                                         4,412,091    3,960,018   8,703,165    7,945,467
 Subordinated Debentures                            264,337      264,338     528,674      528,674
 Borrowings                                         415,544      438,595     838,744      845,317
                                               ------------  ----------- ----------- ------------
Total interest expense                            5,091,972    4,662,951  10,070,583    9,319,458
                                               ------------  ----------- ----------- ------------

NET INTEREST INCOME                               4,988,125    4,364,634   9,753,783    8,554,760
PROVISION FOR LOAN LOSSES                            50,000       30,000      80,000       60,000
                                               ------------  ----------- ----------- ------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                 4,938,125    4,334,634   9,673,783    8,494,760
                                               ------------  ----------- ----------- ------------

OTHER INCOME (EXPENSE):
 Loan service charges and other fees                 49,901       60,462     100,292      117,922
 Gain on sale of loans                                2,251          794       2,251          977
 Gain on sale of investment securities                    0            0           0        3,030
 Real estate owned operations, net                 (46,962)     (43,975)    (86,042)     (89,253)
 Service charges on accounts                        543,505      445,129   1,093,457      883,381
 Other income                                        19,894       21,726      40,976       65,208
                                               ------------  ----------- ----------- ------------
Total other income (expense)                        568,589      484,136   1,150,934      981,265
                                               ------------  ----------- ----------- ------------

OPERATING EXPENSES:
 Salaries and employee benefits                   1,817,962    1,786,276   3,702,597    3,452,248
 Occupancy and equipment                            656,622      610,467   1,330,564    1,232,516
 Purchased services                                 258,577      228,618     491,583      439,666
 Federal deposit insurance premiums                  71,544      239,343      87,325      469,113
 Professional fees                                   79,702       65,515     151,545      132,861
 Advertising                                         17,485        7,050      41,349       13,387
 Other                                              318,735      284,715     619,899      570,417
                                               ------------   ---------- ----------- ------------
Total operating expenses                          3,220,627    3,221,984   6,424,862    6,310,208
                                               ------------   ---------- ----------- ------------

INCOME BEFORE INCOME TAXES                        2,286,087    1,596,786   4,399,855    3,165,817

INCOME TAXES:
Current                                           1,033,028      656,993   1,737,008    1,315,534
Deferred                                          (204,034)    (172,022)   (142,214)    (263,417)
                                               ------------   ---------- ----------- ------------
Total income taxes                                  828,994      484,971   1,594,794    1,052,117

NET INCOME                                     $  1,457,093  $ 1,111,815 $ 2,805,061 $  2,113,700
                                               ============  =========== =========== ============

EARNINGS PER COMMON SHARE:                     $       0.60  $      0.44  $     1.15 $       0.83
                                               ============  ===========  ========== ============

Weighted average common shares and
  common stock equivalents outstanding            2,444,931    2,523,925   2,446,309    2,537,478
                                               ============  ===========  ========== ============


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,

                                                                                                1997           1996 (A)

                                                                                                     (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                                                $     2,805,061  $    2,113,700
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                                          80,000          60,000
Depreciation and amortization                                                                     902,148         843,774
Provision for real estate owned                                                                    76,630          66,000
Realized (gains) and losses on:
  Sale of loans and loans held for sale                                                           (2,251)           (977)
  Sale of investment securities available for sale                                                      0         (3,030)
  Disposal and sale of fixed assets                                                                 7,122           2,960
  Sale of real estate owned                                                                      (10,630)               0
Increase in accrued interest receivable                                                         (338,166)        (83,398)
Increase in prepaid expenses and other assets                                                   (474,809)       (448,631)
(Decrease) Increase in accrued interest payable                                                  (81,386)          26,327
(Decrease) Increase in other liabilities                                                         (32,154)         407,551
Deferred income taxes                                                                           (142,213)       (263,419)
                                                                                          ---------------  --------------
  Net cash provided by operating activities                                                     2,789,352       2,720,857
                                                                                          ---------------  --------------

INVESTING ACTIVITIES:
Proceeds from sale of:
  Education loans                                                                                 342,000         264,596
  Real estate owned                                                                                75,630               0
  Office property and equipment                                                                         0               0
Proceeds from maturities of investment securities and
  mortgage-backed securities held to maturity                                                 115,836,940     107,316,187
Proceeds from maturities of investment securities available for sale                            3,000,000       8,226,414
Principal collected on mortgage-backed securities held to maturity                             10,874,593      16,831,877
Principal collected on mortgage-backed securities available for sale                            3,594,795               0
Principal collected on longer-term loans, net                                                  25,028,377      27,278,230
Longer-term loans originated or acquired, net                                                (26,486,393)    (25,140,326)
Purchase of investment securities and mortgage-backed securities held to maturity           (120,849,980)   (135,420,906)
Purchase of investment securities and mortgage-backed securities available for sale          (29,762,744)    (17,344,730)
Purchase of Federal Home Loan Bank stock                                                         (10,200)               0
Purchase of office property and equipment                                                       (939,498)     (2,426,111)
                                                                                          ---------------  --------------
  Net cash used in investing activities                                                      (19,296,480)    (20,414,769)
                                                                                          ---------------  --------------

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                                           13,374,905       3,391,509
Net increase in time deposits                                                                   1,749,263       1,380,748
Net (decrease) increase in FHLB advances                                                      (4,650,000)       9,800,000
Increase in advances from borrowers for taxes and insurance                                       330,554         147,599
Purchase of treasury stock                                                                      (126,036)       (663,869)
Dividends paid on common stock                                                                  (238,959)       (248,666)
Net proceeds from issuance of common stock                                                          4,015           4,107
                                                                                          ---------------  --------------
  Net cash provided by financing activities                                                    10,443,742      13,811,428
                                                                                          ---------------  --------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                         (6,063,386)     (3,882,484)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  9,919,549       9,985,580
                                                                                          ---------------  --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $     3,856,163  $    6,103,096
                                                                                          ===============  ==============

Supplemental Disclosures:
  Cash paid for:
    Interest on deposits, advances, and other borrowings                                  $    10,151,969  $    9,293,131
    Income taxes                                                                                1,569,575       1,503,805
  Non-cash investing and financing activities:
    Dividends declared and not paid at quarter end                                                119,376         123,380
    Non-monetary transfers from loans to real estate acquired
    through foreclosure                                                                                 0         195,300

See notes to consolidated financial statements.

(A) Reclassified for comparative purposes

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
        JUNE 30, 1997 AND 1996.


General
-------


FMS Financial Corporation ("the Corporation") is the parent company of Farmers & Mechanics Bank ("the Bank"), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations and cash flows for the periods and dates indicated. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the operating results for the full fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles.

FINANCIAL CONDITION -

TOTAL ASSETS - at June 30, 1997 were $554.9 million as compared with total assets at December 31, 1996 of $541.7 million.

INVESTMENT SECURITIES HELD TO MATURITY - increased $2.7 million to $70.3 million at June 30, 1997 from $67.6 million at December 31, 1996 due to the net increase of $6.3 million in U.S. Agency notes and $1.4 million in municipal bonds, partially offset by a net decrease in reverse repurchase agreements of $5.0 million during the six months ended June 30, 1997. Investment securities held to maturity at June 30, 1997 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of June 30, 1997 and December 31, 1996 follows:

                                         JUNE 30, 1997                        December 31, 1996

                                         GROSS      GROSS      ESTIMATED                Estimated
                          AMORTIZED    UNREALIZED UNREALIZED    MARKET       Amortized    Market
                             COST        GAINS      LOSSES       VALUE         Cost       Value

U. S. Gov't Agencies   $   53,041,717 $   29,958 $ (645,968) $ 52,425,707  $ 46,791,618 $46,155,606
Reverse Repurchase         15,002,818          0           0   15,002,818    20,000,000  20,000,000
Municipal bonds             2,226,437      5,283        (67)    2,231,653       794,725     800,433
U. S. Treasury                 15,000          0     (1,000)       14,000        15,000      14,000
                       --------------------------------------------------  ------------------------
Total                  $   70,285,972 $   35,241 $ (647,035) $ 69,674,178  $ 67,601,343 $66,970,039
                       ==================================================  ========================

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE - increased $23.3 million to $48.7 million at June 30, 1997 from $25.4 million at December 31, 1996 as a result of the purchase of $20.2 million of CMOs, $4.5 million of US Agency notes, $2.9 million of REMICs and $1.9 million of MBSs, partially offset by $3.0 million of U.S. Treasury and Agency notes matured and $3.6 million of principal paydowns on CMOs, REMICs and MBSs during the six months ended June 30, 1997. Investment securities available for sale consisted of $8.2 million in adjustable rate securities and $40.5 million in fixed rate securities at June 30, 1997. A comparison of cost and approximate market values of investment securities available for sale as of June 30 1997 and December 31, 1996 follows:

                                          JUNE 30, 1997                         December 31, 1996

                                        GROSS       GROSS       ESTIMATED                 Estimated
                          AMORTIZED   UNREALIZED  UNREALIZED     MARKET      Amortized     Market
                             COST       GAINS       LOSSES        VALUE        Cost         Value

U. S. Gov't Agencies    $  8,500,000  $   9,844  $    (4,788) $  8,505,056 $ 5,000,000   $ 4,996,960
U. S. Treasury                     0          0             0            0   1,997,757     1,998,560
CMOs                      29,746,197     93,445      (82,944)   29,756,698  12,683,603    12,621,499
REMICs                     8,759,012      3,684     (175,677)    8,587,019   6,027,067     5,829,501
MBS                        1,791,416     20,190             0    1,811,606           0             0
                        -------------------------------------------------- -------------------------
Total                   $ 48,796,625  $ 127,163  $  (263,409) $ 48,660,379 $25,708,427   $25,446,520
                        ================================================== =========================

LOANS RECEIVABLE AND LOANS HELD FOR SALE - increased $1.0 million to $307.9 million at June 30, 1997 from $306.9 million at December 31, 1996. This increase was the result of approximately $26.5 million of loans originated, partially offset by $25.0 million of principal collected on loans during the six months ended June 30, 1997. The following tables set forth certain information concerning the loan portfolio at the dates indicated. Table 1 shows loans receivable by major categories. Table 2 shows past due impaired loans by major categories.

Table 1                            JUNE 30, 1997   December 31, 1996


Mortgage loans ( 1-4 dwelling)     $    257,652,129 $ 257,607,922
Construction loans                        3,613,383     3,711,666
Commercial construction                   1,261,244     4,394,901
Consumer loans                            3,892,311     4,015,403
Commercial real estate                   44,253,381    39,177,194
Commercial business                       1,084,750     1,829,956
                                  ----------------- -------------
Subtotal                                311,757,198   310,737,042
                                  ----------------- -------------
Less:
    Deferred loan fees                      966,145     1,084,289
    Allowance for possible
     loan losses                          2,856,960     2,781,937
                                  ----------------- -------------
Net Loans Receivable              $     307,934,093 $ 306,870,816
                                  ================= =============


Table 2                           JUNE 30, 1997   December 31, 1996
Impaired Loans
--------------


Impaired loans - non-accrual:
Mortgage loans:
   One-to-four family             $       2,084,536 $   2,413,409
   Commercial real estate                 1,528,996     1,662,727
Consumer and other                           16,681        14,546
                                  ----------------- -------------
Total impaired loans              $       3,630,213 $   4,090,682
                                  ================= =============

At June 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.6 million of which $2.3 million related to loans that were individually measured for impairment with a valuation allowance of $356 thousand and $1.3 million of loans that were collectively measured for impairment with a valuation allowance of $67 thousand. For the six months ended June 30, 1997, the average recorded investment in impaired loans was approximately $3.7 million. The Bank recognized $79 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $2.9 million in total reserves for possible loan losses at June 30, 1997, representing approximately 79% of non-accrual loans and 0.9% of total loans.

As of June 30, 1997 the Bank had outstanding loan commitments of $25.5 million, of which $20.3 million represented variable rate loans and $5.2 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and if necessary the sale of investment securities available for sale.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY - decreased $8.6 million to $95.7 million at June 30, 1997 from $104.3 million at December 31, 1996. The decrease is the result of $10.9 million in principal repayments, partially offset by the purchase of $2.3 million in FHLMC and GNMA fixed rate securities. Mortgage-backed securities at June 30, 1997 consisted of $65.0 million in fixed rate securities and $30.7 million in adjustable rate securities. Mortgage-backed securities held to maturity at June 30, 1997 and December 31, 1996 are summarized below:

                          JUNE 30, 1997                        December  31, 1996

                         GROSS     GROSS
          AMORTIZED    UNREALIZED UNREALIZED ESTIMATED       Amortized    Estimated
             COST        GAINS     LOSSES    MARKET VALUE       Cost     Market Value
GNMA    $  22,737,835 $  702,487  $ (8,359) $23,431,963    $   23,216,175 $ 23,744,319

FNMA       34,238,301    372,018  (189,776)  34,420,543        37,958,391   38,022,335

FHLMC      38,223,938    820,836   (80,676)  38,964,098        42,586,038   43,233,784

Private       480,069      3,091          0     483,160           551,977      558,018

        -----------------------------------------------     --------------------------
Total   $  95,680,143 $1,898,432 $(278,811) $97,299,764     $ 104,312,581 $105,558,456
        ===============================================     ==========================

REAL ESTATE HELD FOR DEVELOPMENT - remained stable at $1.2 million at June 30, 1997, compared to December 31, 1996. The Bank has ceased making any new investments in real estate held for development projects and has limited any additional investments to those investments which are necessary to preserve and protect the existing assets so that they may be liquidated as soon as practical. Management believes that divestiture of its present land investments may take several years, depending on market conditions. Management will continue to monitor the net realizable value of its real estate investments. At June 30, 1997, the Bank's investment in and advances to subsidiaries engaged in land development was fully deducted from core, tangible, and risk-based capital.

REAL ESTATE OWNED - consisted of properties with a net book value of $480 thousand. These properties are carried at the lower of book value or fair market value less estimated costs to sell and are analyzed by management on a periodic basis. Real estate owned at June 30, 1997 is comprised of (i) 18 acres of land which is zoned for the construction of 109 townhouses, (ii) one residential condominium and (iii) one commercial condominium located in Burlington County. The Bank is currently seeking buyers for all of these properties.

ASSET CLASSIFICATIONS - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets increased $465 thousand during the six months ended June 30, 1997 resulting from an increase in commercial real estate of $920 thousand, partially offset by a decrease in one-to-four family of $329 thousand and real estate owned of $142 thousand The increase in classified assets was primarily from the result of a recent OTS examination and consist mostly of commercial real estate loans past their stated balloon dates. Management has initiated a program to review and extend the term of these loans based on current information. The following table sets forth information with respect to the Bank's classified assets at the dates indicated:

                                        JUNE 30, 1997  December 31, 1996
Classified Assets:
Substandard Loans:
  One-to-four family                      $2,084,536     $2,413,409
  Commercial real estate                   4,861,421      3,941,540
  Consumer and other                          16,681         14,546
                                          ----------     ----------
   Total loans                             6,962,638      6,369,495

Real estate held for development, net      1,227,732      1,227,732
Real Estate Owned, net                       479,926        621,556
                                          ----------     ----------
   Total Substandard                       8,670,296      8,218,783
                                          ----------     ----------

   Doubtful loans                                  0              0
                                          ----------     ----------
Total Doubtful                                     0              0
                                          ----------     ----------

   Loss - Commercial Real Estate              13,316              0
                                          ----------     ----------
Total Loss                                    13,316              0
                                          ----------     ----------

TOTAL CLASSIFIED ASSETS                   $8,683,612     $8,218,783
                                          ==========     ==========

DEPOSITS - increased $21.8 million to $475.1 million at June 30, 1997 from $453.3 million at December 31, 1996 as a result of an increase in passbook and statement saving accounts of $12.8 million, non-interest checking accounts of $6.6 million, certificate of deposits of $1.7 million and interest-bearing checking accounts of $1.6 million partially offset by a decrease in money market accounts of $975 thousand. Saving accounts increased primarily due to the acquisition of $6.7 million in custodian trust accounts. Non-interest checking accounts increased due to the promotion of "Free Personal" and "Free Business" checking accounts. Interest credited to depositors accounts for the six months ended June 30, 1997 amounted to $7.8 million. The following table set forth certain information concerning deposits at the dates indicated:

                                JUNE 30, 1997                  December 31, 1996

                                     PERCENT  WEIGHTED               Percent  Weighted
                                    OF TOTAL   AVERAGE               of Total  Average
                          AMOUNT    DEPOSITS    RATE       Amount    Deposits   Rate

Non-interest checking   $44,128,201   9.29%     0.00%    $37,552,269   8.28%    0.00%
Checking accounts        48,400,051  10.19%     1.58%     46,750,659  10.31%    1.57%
Savings accounts         83,873,975  17.65%     2.83%     71,057,835  15.68%    2.57%
Money market accounts    55,986,548  11.78%     2.66%     56,961,349  12.57%    2.65%
Certificates            242,703,685  51.09%     5.36%    240,954,422  53.16%    5.30%
                       ------------------------------   -----------------------------
   Total Deposits      $475,092,460 100.00%     3.71%   $453,276,534 100.00%    3.77%
                       ==============================   =============================

BORROWINGS - at June 30, 1997 amounted to $38.0 million. Borrowings included $10.0 million of 10% Subordinated Debentures, $27.9 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.07%, and $73 thousand in the guarantee of Employee Stock Ownership Plan debt. At December 31, 1996 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $32.6 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.09% and $106 thousand in the guarantee of Employee Stock Ownership Plan debt.

STOCKHOLDERS' EQUITY - increased $2.6 million to $36.4 million at June 30, 1997, primarily as a result of net income for the six months and a reduction in the unrealized loss on securities available for sale and the guarantee of Employee Stock Ownership Plan debt, partially offset by the purchase of treasury stock. Shares outstanding at June 30, 1997 decreased to 2,387,519 shares from 2,392,707 shares at December 31, 1996, as 6,224 shares were repurchased and stock options for 1,036 shares were exercised during the six months ended June 30, 1997. At June 30, 1997 the book value per share was $15.24 as compared to $14.14 at December 31, 1996. Options to purchase 79,115 shares of the Company's common stock were outstanding to directors, certain officers and employees at June 30, 1997.

There are three (3) standards that a Bank must satisfy in order to meet its capital requirements. The requirements include a leverage ratio of core capital to adjusted total assets of 3.0 percent, a tangible capital standard requirement of 1.5 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. The Office of Thrift Supervision (OTS) can restrict the Bank's asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS, if the Bank is not in compliance with the applicable capital standards. At June 30, 1997 the Bank exceeded all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 7.51%, 7.51%, and 16.23%, respectively.


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

The Corporation recorded net income for the three months ended June 30, 1997 of $1.5 million, or $.60 per share as compared to $1.1 million, or $.44 per share for the comparable period in 1996. Earnings for the six months ended June 30, 1997 were $2.8 million, or $1.15 per share as compared to $2.1 million, or $.83 per share for the comparable period in 1996.

EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of shares and common equivalent shares outstanding during the first six months of 1997. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options.

INTEREST RATE SPREAD

The Bank's interest income is affected by the difference or "interest rate spread" between yields received by the Bank on its interest-earning assets and the interest rates paid by the Bank on its interest-bearing liabilities including non-interest checking accounts. Net interest income is affected by
(i) the spread between the yield earned on interest earning assets and the interest rates paid on interest-bearing savings deposits including non-interest checking accounts and borrowings (liabilities), and (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities. The Bank's interest rate spread varies over time because money fund accounts and other flexible rate accounts have become significant sources of savings deposits. Income from investment securities and mortgage-backed securities depends upon the amount invested during the period and the yields earned on such securities. The yield on loans receivable changes principally as a result of existing mortgage loan repayments, adjustable rate loan adjustments, sales and the interest rates and volume of new mortgage loans.

The following table sets forth the Bank's weighted-average yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                           1997     1996     1997      1996

Weighted-Average Yields Earned on:
  Loans, net                                8.01%    8.04%     8.00%     8.03%
  Mortgage-Backed Securities                7.22     6.91      7.24      6.84
  Investment Securities                     6.88     6.40      6.80      6.28
                                           ---------------    ----------------
  Total Interest-Earning Assets             7.61     7.49      7.60      7.46
                                           ---------------    ----------------

Weighted-Average Interest Rates Paid on:
  Deposits                                  3.72     3.72      3.72      3.76
  Borrowings                                5.95     5.89      5.92      5.88
  Subordinated Debentures                  10.56    10.56     10.56     10.56
                                           ---------------    ----------------
  Total Interest-Bearing Liabilities        3.98     4.01      3.98      4.04
                                           ---------------    ----------------

Weighted-Average Interest Rate Spread      ---------------    ----------------
  for the Period                            3.64%    3.49%     3.62%     3.42%
                                           ===============    ================

AVERAGE BALANCE OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table sets forth the Bank's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:

                                             Three Months Ended      Six Months Ended
                                                  June 30,               June 30,

                                               1997         1996       1997     1996

                                               (In Thousands)         (In Thousands)
Average Interest-Earning Assets:
  Loans, net                               $   311,997  $  289,068  $ 311,700 $ 289,660
  Mortgage-Backed Securities                   100,113     103,396    101,041   105,960
  Investment Securities                        117,438      89,506    108,866    83,258
                                           -----------------------  -------------------
  Total                                        529,548     481,970    521,607   478,878
                                           -----------------------  -------------------

Average Interest-Bearing Liabilities:
  Deposits                                     474,221     425,631    467,470   422,089
  Borrowings                                    27,962      29,790     28,362    28,762
  Subordinated Debentures                       10,000      10,000     10,000    10,000
                                           -----------------------  -------------------
  Total                                        512,183     465,421    505,832   460,851
                                           -----------------------  -------------------
Excess of Interest-Earning Assets
  over Interest-Bearing Liabilities        $    17,365  $   16,549  $  15,775 $  18,027
                                           =======================  ===================



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

                                        Three Months Ended            Six Months Ended
                                             June 30,                     June 30,
                                       1997 compared to 1996       1997 compared to 1996

                                    Increase (Decrease) due to: Increase (Decrease) due to:
                                     Rate   Volume     Total      Rate     Volume    Total

                                          (In Thousands)               (In Thousands)
Interest income:
  Loans receivable                 $ (21)  $    461   $    440  $  (50)   $    885  $    835
  Mortgage-backed securities           79      (57)         22      198      (168)        30
  Investment securities               143       447        590      281        804     1,085
                                   ---------------------------  ----------------------------
   Total change - interest income     201       851      1,052      429      1,521     1,950
                                   ---------------------------  ----------------------------
Interest expense:
  Deposits                              0       452        452     (96)        854       758
  Borrowings                            4      (27)       (23)        6       (12)       (6)
  Subordinated Debentures               0         0          0      (1)          0       (1)
                                   ---------------------------  ----------------------------
   Total change - interest expense      4       425        429     (91)        842       751
                                   ---------------------------  ----------------------------

Net change in net interest income  $  197  $    426   $    623  $   520    $   679  $  1,199
                                   ===========================  ============================

NET INTEREST INCOME - for the three and six months ended June 30, 1997 totaled $5.0 million and $9.8 million, respectively. Net interest income for the three months ended June 30, 1997 increased $623 thousand as compared to the same period in 1996 due primarily to an increase in interest income on investment securities of $590 thousand, loans receivable of $440 thousand, partially offset by an increase in interest expense on deposits of $452 thousand.

The increase in interest income on investment securities was due to an increase in the average balance of the portfolio of $27.9 million to $117.4 million for the three months ended June 30, 1997 from $89.5 million for the same period in 1996, which resulted in an increase in interest income of $447 thousand. The average balance increase was due to the net purchases of $19.6 million of collateralized mortgage obligations and $8.2 million of U.S. Agency notes since June 30, 1996. The average yield on the investment portfolio increased 48 basis points to 6.88% for the three months ended June 30, 1997 from 6.40% for the three months ended June 30, 1996, which resulted in an increase in interest income of $143 thousand due to rate changes.

Interest income on loans increased a total of $440 thousand for the three months ended June 30, 1997 principally due to an increase in the average balance of $22.9 million to $312.0 million at June 30, 1997 from $289.1 million at June 30, 1996, which resulted in volume increase in interest income of $461 thousand. The increase is largely the result of the purchase of $14.5 million of adjustable rate mortgage loans during the third quarter of 1996. The volume increase was partially offset by a $21 thousand yield decrease due to a decline in the loan portfolio's average yield to 8.01% for the three months ended June 30, 1997 from 8.04% for the three months ended June 30, 1996.

The increase in interest expense on deposits of $452 thousand for the three months ended June 30, 1997 compared to the same period in 1996 was due to an increase in the average balance of deposits of $48.6 million to $474.2 million at June 30, 1997 from $425.6 million at June 30, 1996. The average balance for the three months ended June 30, 1997 of certificates of deposit increased $17.7 million, checking accounts increased $15.0 million, savings accounts increased $12.6 million and money market accounts increased $3.3 million as compared to the same period of 1996. The increase in the average balance is due to $9.2 million of deposits purchased and three branch openings since June 30, 1996 .

Net interest income for the six months ended June 30, 1997 increased $1.2 million primarily due to an increase in interest income on investment securities of $1.1 million and loans receivable of $835 thousand, partially offset by an increase in interest expense on deposits of $758 thousand as compared to the same period in 1996.

The increase in interest income on investment securities was due to an increase in the average balance of the portfolio of $25.6 million to $108.9 million for the six months ended June 30, 1997 from $83.3 million for the same period in 1996, which resulted in an increase in interest income of $804 thousand. The average yield on the investment portfolio increased 52 basis points to 6.80% for the six months ended June 30, 1997 from 6.28% for the six months ended June 30, 1996, which resulted in an increase in interest income of $281 thousand due to rate changes.

Interest income on loans increased a total of $835 thousand for the six months ended June 30, 1997 due to an increase in the average balance of $22.0 million to $311.7 million at June 30 1997 from $289.7 million at June 30, 1996, which resulted in a volume increase in interest income of $885 thousand. The volume increase was partially offset by a $50 thousand yield decrease due to a decline in the loan portfolio's average yield to 8.00% for the six months ended June 30, 1997 from 8.03% for the six months ended June 30, 1996.

The increase in interest expense on deposits of $758 thousand for the six months ended June 30, 1997 compared to the same period in 1996 was due to an increase in the average balance of deposits of $45.4 million to $467.5 million for the six months ended June 30, 1997 from $422.1 million for the six months ended June 30, 1996, which resulted in an increase in interest expense of $854 thousand. The average balance for the six months ended June 30, 1997 of certificates of deposit increased $16.9 million, checking accounts increased $13.9 million, savings accounts increased $11.3 million and money market accounts increased $3.3 million as compared to the same period of 1996. The weighted average rate on deposits decreased 4 basis points to 3.72% for the six months ended June 30, 1997 from 3.76% for the six months ended June 30, 1996, which resulted in a decrease in interest expense of $96 thousand.

PROVISION FOR LOAN LOSSES - for the three months ended June 30, 1997 was $50 thousand compared to $30 thousand for the same period in 1996. The total provision for potential loan losses increased to $80 thousand for the six months ended June 30, 1997 from $60 thousand for the six months ended June 30, 1996. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loans losses will not increase or be necessary.

REAL ESTATE OWNED OPERATIONS, NET - for the three and six month periods ended June 30, 1997 totaled $47 thousand and $86 thousand of expense, respectively, compared to $44 thousand and $89 thousand of expense for the same periods in 1996.

OPERATING EXPENSES - for the three and six month periods ended June 30, 1997 amounted to $3.2 million and $6.4 million, respectively, as compared to $3.2 million and $6.3 million for the same periods in 1996.

SALARIES AND EMPLOYEE BENEFITS - for the three and six month periods ended June 30, 1997 were $1.8 million and $3.7 million, respectively, as compared to $1.7 million and $3.5 million for the same periods in 1996. The increase was due to additional staff in the three new branches opened since the second quarter of 1996, as well as an increase in branch staff for additional hours, principally "Sunday Banking". Average full time equivalent employees at June 30, 1997 were 262 as compared to 238 at June 30, 1996.

OCCUPANCY AND EQUIPMENT - for the three and six month periods ended June 30, 1997 amounted to $657 thousand and $1.3 million, respectively, as compared to $610 thousand and $1.2 million for the same periods in 1996. The increase is the result of additional depreciation and occupation expenses on the new branches opened as well as other facility improvements and equipment additions since the second quarter of 1996.

PURCHASED SERVICES - for the three and six month periods ended June 30, 1997 amounted to $259 thousand and $492 thousand, respectively, as compared to $229 thousand and $440 thousand for the same periods in 1996. Check processing costs have increased $29 thousand for the six months ended June 30, 1996 due to higher transaction volumes from an increase in the number of checking accounts opened.

FEDERAL INSURANCE PREMIUM - for the three and six month periods ended June 30, 1997 amounted to $72 thousand and $87 thousand, respectively, as compared to $239 thousand and $469 thousand for the same periods in 1996. The decrease is from a lower FDIC assessment in 1997 due to the SAIF recapitalization which was signed into legislation during the third quarter of 1996. As a result of this legislation, deposit premiums decreased from $0.23 per $100 of deposits to $.065 per $100 of deposits.


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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid investments", which include certain United States government and federal agency obligations and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which is also included in the 5% requirement. These levels are changed from time to time by the OTS to reflect current economic conditions. The Bank has generally maintained liquidity in excess of required levels. The Bank's regulatory liquidity was 8.39% and 11.55%, respectively, at June 30, 1997, and December 31, 1996, respectively, and its short-term liquidity was 4.77% and 7.31%, respectively, at such dates.

PART II.     ...............................OTHER INFORMATION
                                            -----------------




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





FMS FINANCIAL CORPORATION




Date: August 13, 1997               /s/ Craig W. Yates
                                   ------------------------------------
                                   Craig W. Yates
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: August 13, 1997               /s/ Channing L. Smith
                                   ---------------------------------------
                                   Channing L. Smith
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

EXHIBIT NO. 11 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

                                                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                           JUNE 30,                   JUNE 30

                                                                                  1997           1996         1997          1996


Net Income                                                                      $1,457,093    $1,111,815     $2,805,061   $2,113,700

Weighted average common shares outstanding                                       2,387,132     2,467,578      2,389,316    2,480,692

Common stock equivalents due to dilutive effect of stock options                    57,799        56,347         56,993       56,786

Total weighted average common shares and equivalents outstanding                 2,444,931     2,523,925      2,446,309    2,537,478

Primary earnings per share                                                           $0.60         $0.44          $1.15        $0.83

Total weighted average common shares and equivalents outstanding                 2,444,931     2,523,925      2,446,309    2,537,478

Additional dilutive shares using the higher of the end of period market
value or average market value for the period when utilizing the treasury             2,079             -          2,884            -
stock method regarding stock options

Total outstanding shares for fully diluted earnings per share computation        2,447,010     2,523,925      2,449,193    2,537,478

Fully diluted earnings per share                                                     $0.60         $0.44          $1.15        $0.83