Form 10-Q
period 1997-09-30
FMS FINANCIAL CORP
filed 1997-11-14
CIK 839845

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, DC 20549

                            FORM 10-Q

(Mark One)

  X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 1997

                               OR

          Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


                 Commission file number 0-17353

                    FMS FINANCIAL CORPORATION
     (Exact name of registrant as specified in its charter)

New Jersey                                        22-2916440
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification No.)

3 Sunset Road, Burlington, New Jersey             08016
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (609) 386-2400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO.

     As of September 30, 1997 there were issued and outstanding 2,604,220 shares and 2,387,766 shares, respectively of the registrant's Common Stock, par value $.10 per share.

            FMS FINANCIAL CORPORATION AND SUBSIDIARY

                 QUARTERLY  REPORT ON FORM 10-Q

                       SEPTEMBER 30, 1997

                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                     PAGE

     Item 1 - Financial Statements


        Consolidated Statements of Financial Condition as of
             September 30, 1997 (unaudited) and December 31, 1996....1

        Consolidated Statements of Income (unaudited)
             for the three and nine month periods ended
             September 30, 1997 and September 30, 1996...............2

        Consolidated Statements of Cash Flows (unaudited)
             for the nine month periods ended September 30, 1997
             and September  30, 1996.................................3


     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....4 - 16


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.....................................17

     Item 2 - Changes in Securities.................................17

     Item 3 - Defaults Upon Senior Securities.......................17

     Item 4 - Submission of Matters to a Vote of Security Holders...17


     Item 5 - Other Information.....................................17

     Item 6 - Exhibits and Reports on Form 8-K......................17

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                 SEPTEMBER 30, 1997     DECEMBER 31, 1996


                                                                    (UNAUDITED)
ASSETS
 Cash and amounts due from depository institutions                  $  4,507,906        $ 9,572,347
 Interest-bearing deposits                                               483,651            296,702
 Federal funds Sold                                                    3,000,000                  0
 Short term funds                                                         86,185             50,500
                                                                     -----------       ------------
   Total cash and cash equivalents                                     8,077,742           9,919,549
 Investment securities held to maturity                               88,001,956          67,601,343
 Investment securities and mortgage-backed securities
   available for sale                                                 59,259,207          25,446,520
 Loans receivable -net                                               307,077,818         306,870,816
 Mortgage-backed securities held to maturity                          90,594,330         104,312,581
 Accrued interest receivable:
   Loans                                                               1,908,970           1,754,117
   Mortgage-backed securities                                          1,003,350             912,599
   Investments                                                         1,262,692             964,319
 Federal Home Loan Bank stock                                          3,630,800           3,620,600
 Real estate held for development - net                                1,177,732           1,227,732
 Real estate owned - net                                                 446,926             621,556
 Office properties and equipment - net                                15,385,503          14,756,238
 Deferred income taxes                                                 1,754,074           1,563,480
 Excess cost over fair value of net assets acquired                      549,431             812,599
 Prepaid expenses and other assets                                     1,136,702             889,899
 Subordinated Debentures issue cost - net                                392,799             435,809
                                                                   -------------       -------------
TOTAL ASSETS                                                       $ 581,660,032       $ 541,709,757
                                                                   =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits                                                          $ 477,943,279       $ 453,276,534
 Advances from the Federal Home Loan Bank                             29,950,000          32,550,000
 Securities sold under agreements to repurchase                       20,000,000                   0
 Advances from Bank                                                            0           6,691,758
 10% Subordinated Debentures, due 2004                                10,000,000          10,000,000
 Guarantee of employee stock ownership plan debt                          56,977             106,463
 Advances by borrowers for taxes and insurance                         2,221,823           2,138,638
 Accrued interest payable                                                655,941             860,545
 Dividends payable                                                       167,144             119,636
 Other liabilities                                                     2,936,271           2,140,009
                                                                    ------------        ------------
 Total liabilities                                                   543,931,435         507,883,583
                                                                    ------------        ------------
Commitments and contingencies
Stockholders' Equity:
 Preferred stock - $.10 par value 5,000,000 shares authorized;
  none issued
 Common stock - $.10 par value 10,000,000 shares authorized;
  shares issued 2,604,220 and 2,602,884 and
  shares outstanding 2,387,766 and 2,392,707
  as of September 30, 1997 and December 31, 1996, respectively           260,422             260,288
 Paid-in capital in excess of par                                      8,418,601           8,413,558
 Unrealized gain (loss) on securities available for sale - net
  of deferred income taxes                                                15,769           (166,152)
 Guarantee of employee stock ownership plan debt                         (56,977)          (106,463)
 Retained earnings                                                    32,281,103          28,487,903
 Less:  Treasury stock (216,454 and 210,177 shares, at cost,
  as of September 30, 1997 and December 31, 1996, respectively)       (3,190,321)         (3,062,960)
                                                                    -------------        ------------
Total stockholders' equity                                            37,728,597          33,826,174
                                                                    -------------        ------------

                                                                  ---------------      ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 581,660,032        $ 541,709,757
                                                                  ===============      ===============

See notes to consolidated financial statements

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30,              SEPTEMBER 30,

                                          1997           1996         1997           1996
INTEREST  INCOME:                             (UNAUDITED)                (UNAUDITED)
Interest income on:
 Loans                                $ 6,339,240    $ 5,969,092   $ 18,808,847   $  17,603,438
 Mortgage-backed securities             1,746,548      1,954,922      5,402,540       5,580,583
 Investments                            2,180,988      1,490,492      5,879,755       4,104,703
                                      -----------    -----------    -----------   -------------
Total interest income                  10,266,776      9,414,506     30,091,142      27,288,724
                                      -----------    -----------    -----------   -------------

INTEREST EXPENSE:
Interest expense on:
 Deposits                               4,512,703      4,114,686     13,215,868    12,060,153
 Subordinated Debentures                  264,337        264,336        793,011       793,010
 Borrowings                               406,766        454,636      1,245,510     1,299,953
                                      -----------     ----------     ----------    ----------
Total interest expense                  5,183,806      4,833,658     15,254,389    14,153,116
                                      -----------     ----------     ----------    ----------

NET INTEREST INCOME                     5,082,970      4,580,848     14,836,753    13,135,608
PROVISION FOR LOAN LOSSES                  60,000         30,000        140,000        90,000
                                      -----------     ----------     ----------    ----------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                     5,022,970      4,550,848     14,696,753    13,045,608
                                      -----------     ----------     ----------    ----------

OTHER INCOME (EXPENSE):
 Loan service charges and other fees       49,513         51,132        149,805       169,054
 Gain on sale of loans                      6,704          3,610          8,955         4,587
 Gain on sale of investment securities          0              0              0         3,030
 Loss from real estate held for
  development                            (50,000)              0       (50,000)             0
 Real estate owned operations, net       (43,815)       (45,314)      (129,857)     (134,567)
 Service charges on accounts              554,778        501,723      1,648,235     1,385,104
 Other income                              25,328         90,541         66,304       155,749
                                       ----------     ----------     ----------     ---------
Total other income (expense)              542,508        601,692      1,693,442     1,582,957
                                       ----------     ----------     ----------     ---------

OPERATING EXPENSES:
 Salaries and employee benefits         1,898,500      1,786,922      5,601,097     5,239,170
 Occupancy and equipment                  696,500        635,259      2,027,064     1,867,775
 Purchased services                       287,488        241,423        779,071       681,089
 Federal deposit insurance premiums        72,616        235,554        159,941       704,667
 SAIF recapitalization assessment               0      2,720,765              0     2,720,765
 Professional fees                         70,863         70,119        222,408       202,980
 Advertising                               42,368         10,627         83,717        24,014
 Other                                    316,090        306,684        935,989       877,101
                                       ----------     ----------     ----------    ----------
Total operating expenses                3,384,425      6,007,353      9,809,287    12,317,561
                                       ----------     ----------     ----------    ----------

INCOME BEFORE INCOME TAXES              2,181,053      (854,813)      6,580,908     2,311,004

INCOME TAXES:
Current                                   937,693       (23,683)      2,674,701     1,291,851
Deferred                                (150,623)      (361,306)      (292,837)     (624,723)
                                       ----------      ---------      ---------     ---------
Total income taxes                        787,070      (384,989)      2,381,864       667,128
                                       ----------      ---------      ---------     ---------
NET INCOME                            $ 1,393,983    $ (469,824)     $ 4,199,044  $ 1,643,876
                                       ==========      =========     ===========   ==========

 EARNINGS PER COMMON SHARE:           $      0.57    $    (0.19)     $      1.72  $      0.65
                                       ==========     ==========     ===========  ============


Weighted average common shares and
 common stock equivalents outstanding   2,449,568      2,532,198      2,447,587     2,530,032
                                       ==========     ==========      =========     =========


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,

                                                                    1997             1996

                                                                         (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                       $ 4,199,044       $ 1,643,876
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                            140,000            90,000
Depreciation and amortization                                      1,343,794         1,221,825
Provision for real estate owned                                      109,630           101,608
Provision for real estate held for development                        50,000                 0
Realized (gains) and losses on:
 Sale of loans and loans held for sale                               (8,955)           (4,587)
 Sale of investment securities available for sale                          0           (3,030)
 Disposal of fixed assets                                              7,122             6,230
 Sale of real estate owned                                          (10,630)           (2,608)
Proceeds from sale of loans held for sale                            101,625                 0
Loans originated for sale                                          (100,000)                 0
Increase in accrued interest receivable                            (543,977)          (58,369)
Increase in prepaid expenses and other assets                      (246,803)         (294,618)
Decrease in accrued interest payable                               (204,604)         (238,826)
Increase in other liabilities                                        796,262         2,411,391
Deferred income taxes                                              (292,838)         (565,379)
                                                                  ----------         ---------
 Net cash provided by operating activities                         5,341,951         4,307,513
                                                                  ----------         ---------
INVESTING ACTIVITIES:
Proceeds from sale of:
 Education loans                                                     850,425           630,531
 Real estate owned                                                    75,630           254,435
 Office property and equipment                                             0             1,500
Proceeds from maturities of investment securities held to
maturity                                                         157,830,112       140,966,318
Proceeds from maturities of investment securities available
for sale                                                           7,500,000         9,226,415
Principal collected on mortgage-backed securities                 22,329,690        25,689,031
Principal collected on longer-term loans, net                     38,094,034        40,307,584
Longer-term loans originated or acquired, net                   (39,254,506)      (56,075,846)
Purchase of investment securities and mortgage-backed
securities held to maturity                                    (180,562,014)     (161,262,646)
Purchase of investment securities and mortgage-backed
securities available for sale                                   (47,531,779)      (21,158,580)
(Purchase) Redemption of Federal Home Loan Bank stock               (10,200)           437,500
Purchase of office property and equipment                        (1,480,521)       (2,659,667)
                                                               -------------     -------------
 Net cash used by investing activities                          (42,161,410)      (23,643,425)
                                                               -------------     -------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts              14,650,282         6,882,497
Net increase in time deposits                                      3,324,705         3,010,277
Net (decrease) increase in FHLB advances                         (2,600,000)         4,250,000
Increase in securities sold under agreement to repurchase         20,000,000                 0
Increase (Decrease) in advances from borrowers for taxes
 and insurance                                                        83,185          (48,357)
Purchase of treasury stock                                         (127,361)         (663,869)
Dividends paid on common stock                                     (358,336)         (372,046)
Net proceeds from issuance of common stock                             5,177             4,765
                                                                ------------     -------------
 Net cash provided by financing activities                        34,977,652        13,063,267
                                                                ------------     -------------
DECREASE IN CASH AND CASH EQUIVALENTS                            (1,841,807)       (6,272,645)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     9,919,549         9,985,580
                                                                ------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 8,077,742        $ 3,712,935
                                                                ============     =============
Supplemental Disclosures:
Cash paid for:
   Interest on deposits, advances, and other borrowings       $   15,458,993  $     14,391,942
   Income taxes                                                    2,578,575         1,647,476
 Non cash investing and financing activities:
   Dividends declared and not paid at quarter end                    167,144           123,388
   Non-monetary transfers from loans to real estate acquired
   through foreclosure                                                     0           416,833

See notes to consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.


General

FMS Financial Corporation ("the Corporation") is the parent company of Farmers & Mechanics Bank ("the Bank"), its only subsidiary.
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations and cash flows for the periods and dates indicated. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles.

FINANCIAL CONDITION -

TOTAL ASSETS - at September 30, 1997 were $581.7 million as compared with total assets at December 31, 1996 of $541.7 million.

INVESTMENT SECURITIES HELD TO MATURITY - increased $20.4 million to $88.0 million at September 30, 1997 from $67.6 million at December 31, 1996 due to the increase of $13.1 million in U.S. Agency notes, $2.3 million in municipal bonds and $5.0 million in reverse repurchase agreements during the nine months ended September 30, 1997. Investment securities held to maturity at September 30, 1997 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of September 30, 1997 and December 31, 1996 follows:

                                         SEPTEMBER 30, 1997                         December 31, 1996

                                          GROSS         GROSS      ESTIMATED                  Estimated
                          AMORTIZED     UNREALIZED    UNREALIZED     MARKET      Amortized      Market
                            COST          GAINS         LOSSES       VALUE          Cost        Value
U. S. Gov't Agencies      $ 59,851,052  $ 73,087     $ (229,319) $ 59,694,820  $ 46,791,618  $ 46,155,606
Reverse Repurchase          25,000,000         0               0   25,000,000    20,000,000    20,000,000
Municipal bonds              3,135,904    10,361               0    3,146,265       794,725       800,433
U. S. Treasury                  15,000         0         (1,000)       14,000        15,000        14,000
                          ------------  --------     ----------- ------------  ------------  ------------
Total                     $ 88,001,956  $ 83,448     $ (230,319) $ 87,855,085  $ 67,601,343  $ 66,970,039
                          ============  ========     =========== ============  ============  ============

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE - increased $33.9 million to $59.3 million at September 30, 1997 from $25.4 million at December 31, 1996 as a result of the purchase of $33.1 million of CMOs, $7.4 million of U.S. Agency notes, $4.9 million of REMICs and $2.0 million of MBSs, partially offset by $7.5 million of U.S. Treasury and U.S. Agency notes matured and $6.4 million of principal paydowns on CMOs, REMICs and MBSs during the nine months ended September 30, 1997. Investments available for sale consisted of $7.9 million in adjustable rate securities and $51.4 million in fixed rate securities at September 30, 1997. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 1997 and December 31, 1996 follows:

                                        SEPTEMBER 30, 1997                      December 31, 1996

                                        GROSS       GROSS      ESTIMATED                    Estimated
                          AMORTIZED   UNREALIZED  UNREALIZED    MARKET         Amortized     Market
                            COST        GAINS       LOSSES      VALUE             Cost       Value

U.S. Gov't Agencies     $ 6,850,000   $ 3,195    $ (4,100)     $ 6,849,095   $ 5,000,000   $ 4,996,960
U.S. Treasury                     0         0           0                0     1,997,757     1,998,560
CMOs                     40,063,328   181,696     (25,125)      40,219,899    12,683,603    12,621,499
REMICs                   10,608,105    15,504    (165,334)      10,458,275     6,027,067     5,829,501
MBS                       1,715,516    16,422           0        1,731,938             0             0
                       ------------  ---------- ----------    ------------  ------------  ------------
Total                  $ 59,236,949  $ 216,817  $ (194,559)   $ 59,259,207  $ 25,708,427  $ 25,446,520
                       ============  ========== ===========   ============  ============  ============

LOANS RECEIVABLE AND LOANS HELD FOR SALE - increased $207 thousand to $307.1 million at September 30, 1997 from $306.9 million at December 31, 1996. This increase was the result of approximately $39.3 million of loans originated, partially offset by $38.1 million of principal collected on loans during the nine months ended September 30, 1997. The following tables set forth certain information concerning the loan portfolio at the dates indicated. Table 1 shows loans receivable by major categories. Table 2 shows past due impaired loans by major categories.


Table 1                            SEPTEMBER 30,      December 31,
                                       1997             1996


Mortgage loans ( 1-4  dwelling)     $ 257,002,629  $ 257,607,922
Construction loans                      2,969,247      3,711,666
Commercial construction                 1,506,954      4,394,901
Consumer loans                          3,581,830      4,015,403
Commercial real estate                 44,363,995     39,177,194
Commercial business                     1,543,842      1,829,956
                                    -------------   ------------
Subtotal                              310,968,497    310,737,042
                                    -------------   ------------
Less:
    Deferred loan fees                    979,636      1,084,289
    Allowance for possible
     loan losses                        2,911,043      2,781,937
                                    -------------   ------------
Net Loans Receivable                $ 307,077,818  $ 306,870,816
                                    =============  =============


Table 2                            SEPTEMBER 30,      December 31,
Impaired Loans                         1997               1996

Impaired loans - non-accrual:
Mortgage loans:
   One-to-four family               $   2,183,671  $   2,413,409
   Commercial real estate               1,377,455      1,662,727
Consumer and other                         21,873         14,546
                                    -------------  -------------
Total impaired loans                $   3,582,999  $   4,090,682
                                    =============  =============


At September 30, 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.6 million of which $1.9 million related to loans that were individually measured for impairment with a valuation allowance of $361 thousand and $1.7 million of loans that were collectively measured for impairment with a valuation allowance of $86 thousand. For the nine months ended September 30, 1997, the average recorded investment in impaired loans was approximately $3.6 million. The Bank recognized $134 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $2.9 million in total reserves for possible loan losses at September 30, 1997, representing approximately 80% of non-accrual loans and 0.9% of total loans.

As of September 30, 1997 the Bank had outstanding loan commitments of $5.2 million, of which $1.3 million represented variable rate loans and $3.9 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and if necessary the sale of investment securities available for sale.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY - decreased $13.7 million to $90.6 million at September 30, 1997 from $104.3 million at December 31, 1996. The decrease is the result of $15.9 million in principal repayments, partially offset by the purchase of $2.2 million in FHLMC and GNMA fixed rate securities. Mortgage-backed securities at September 30, 1997 consisted of $61.8 million in fixed rate securities and $28.8 million in adjustable rate securities. Mortgage-backed securities held to maturity at September 30, 1997 and December 31, 1996 are summarized below:

                           SEPTEMBER 30, 1997                        December  31, 1996

                          GROSS        GROSS
          AMORTIZED    UNREALIZED    UNREALIZED      ESTIMATED     Amortized     Estimated
             COST         GAINS        LOSSES       MARKET VALUE      Cost         Market
                                                                                    Value


GNMA    $ 21,754,917     $ 827,685   $ (12,494)    $ 22,570,108  $ 23,216,175  $ 23,744,319

FNMA      32,388,080       362,079    (116,078)      32,634,081    37,958,391    38,022,335

FHLMC     36,004,335       831,525     (90,331)      36,745,529    42,586,038    43,233,784

Private      446,998         3,533      (1,209)         449,322       551,977       558,018
        ------------    -----------   ---------      ---------- ------------   ------------
Total   $ 90,594,330   $ 2,024,822   $ (220,112    $ 92,399,040  $ 104,312,581 $ 105,558,456
        ============   ============   =========     =========== ============= =============


REAL ESTATE HELD FOR DEVELOPMENT - decreased $50 thousand to $1.2 million at September 30, 1997, compared to December 31, 1996. During the quarter ended September 30, 1997, the Bank recorded an additional $50 thousand provision on the real estate held for development. The losses were reflected as a charge in the other income section of the consolidated statements of operations. The Bank has ceased making any new investments in real estate held for development projects and has limited any additional investments to those investments which are necessary to preserve and protect the existing assets so that they may be liquidated as soon as practical. Management believes that divestiture of its present land investments may take several years, depending on market conditions. Management will continue to monitor the net realizable value of its real estate investments. At September 30, 1997, the Bank's investment in and advances to subsidiaries engaged in land development was fully deducted from core, tangible, and risk-based capital.

REAL ESTATE OWNED - consisted of properties with a net book value of $447 thousand. These properties are carried at the lower of book value or fair market value less estimated costs to sell and are analyzed by management on a periodic basis. Real estate owned at September 30, 1997 is comprised of (i) 18 acres of land which is zoned for the construction of 109 townhouses, (ii) one residential condominium and (iii) one commercial condominium located in Burlington County. The Bank is currently seeking buyers for all of these properties.

ASSET CLASSIFICATIONS - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets increased $426 thousand during the nine months ended September 30, 1997 resulting from an increase in commercial real estate of $607 thousand, partially offset by a decrease in real estate owned of $175 thousand. The increase in classified assets was primarily from the result of a recent OTS examination and consist mostly of commercial real estate loans past their stated balloon maturity dates. Management has initiated a program to review and extend the term of these loans. The following table sets forth information with respect to the Bank's classified assets at the dates indicated:

                                          SEPTEMBER 30,  December 31,
                                               1997          1996

Classified Assets:
Substandard Loans:
  One-to-four family                       $2,412,540     $2,413,409
  Commercial real estate                    4,549,028      3,941,540
  Consumer and other                           21,873         14,546
                                          -----------     ----------
   Total loans                              6,983,441      6,369,495

Real estate held for development, net       1,177,732      1,227,732
Real Estate Owned, net                        446,926        621,556
                                          -----------     ----------
   Total Substandard                        8,608,099      8,218,783
                                          -----------     ----------
   Doubtful loans                                   0              0
                                          -----------     ----------
Total Doubtful                                      0              0
                                          -----------     ----------

   Loss - Commercial Real Estate               36,760              0
                                          -----------     ----------
Total Loss                                     36,760              0
                                          -----------     ----------
TOTAL CLASSIFIED ASSETS                    $8,644,859     $8,218,783
                                          ===========     ==========


DEPOSITS - increased $24.6 million to $477.9 million at September 30, 1997 from $453.3 million at December 31, 1996 as a result of an increase in saving accounts of $9.6 million, non-interest checking accounts of $6.7 million, certificate of deposits of $3.3 million, interest bearing checking accounts of $2.5 million and money market accounts of $2.5 million. Savings accounts increased primarily due to the acquisition of $6.7 million in custodian trust accounts. Non-interest checking accounts increased due to the promotion of ``Free Personal'' and ``Free Business'' checking accounts. Interest credited to depositors accounts for the nine months ended September 30, 1997 amounted to $11.8 million. The following table set forth certain information concerning deposits at the dates indicated:

                            SEPTEMBER 30, 1997              December 31, 1996

                                   PERCENT  WEIGHTED              Percent  Weighted
                                   OF TOTAL  AVERAGE              of Total Average
                         AMOUNT    DEPOSITS   RATE       Amount   Deposits  Rate

Non-interest checking  $44,203,564   9.25%    0.00%    $37,552,269  8.28%   0.00%
Checking accounts       49,300,012  10.32%    1.72%     46,750,659 10.31%   1.57%
Savings accounts        80,659,519  16.88%    2.84%     71,057,835 15.68%   2.57%
Money market accounts   59,501,057  12.45%    2.66%     56,961,349 12.57%   2.65%
Certificates           244,279,127  51.10%    5.36%    240,954,422 53.16%   5.30%
                     -------------  ------   ------    ----------- ------   -----
   Total Deposits     $477,943,279 100.00%    3.72%   $453,276,534 100.00%  3.77%
                     =============  ======   ======    =========== ======   =====

BORROWINGS - at September 30, 1997 amounted to $40.0 million. Borrowings included $10.0 million of 10% Subordinated Debentures, $30.0 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.12% and $57 thousand in the guarantee of Employee Stock Ownership Plan debt. At
December 31, 1996 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $32.6 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.09% and $106 thousand in the guarantee of Employee Stock Ownership Plan debt.

SECURITIES SOLD UNDER THE AGREEMENTS TO REPURCHASE - increased $20.0 million. This borrowing has an interest rate of 5.79% and a term of 5 years with a call feature after the third year.

STOCKHOLDERS' EQUITY - increased $3.9 million to $37.7 million at September 30, 1997, primarily as a result of net income for the nine months and a reduction in the unrealized loss on securities available for sale and the guarantee of Employee Stock Ownership Plan debt, partially offset by the purchase of treasury stock. Shares outstanding at September 30, 1997 decreased to 2,387,766 shares from 2,392,707 shares at December 31, 1996, as 6,277 shares were repurchased and stock options for 1,336 shares were exercised during the nine months ended September 30, 1997. At September 30, 1997 the book value per share was $15.80 as compared to $14.14 at December 31, 1996. Options to purchase 78,815 shares of the Company's common stock were outstanding to directors, certain officers and employees at September 30, 1997.

There are three (3) standards that a Bank must satisfy in order to meet its capital requirements. The requirements include a leverage ratio of core capital to adjusted total assets of 3.0 percent, a tangible capital standard requirement of 1.5 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. The Office of Thrift Supervision (OTS) can restrict the Bank's asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS, if the Bank is not in compliance with the applicable capital standards. At September 30, 1997 the Bank exceeded all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 7.51%, 7.51%, and 16.23%, respectively.

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

The Corporation recorded net income for the three months ended September 30, 1997 of $1.4 million, or $.57 per share as compared to a net loss of ($470) thousand, or ($.19) per share for the comparable period in 1996. The net loss during the quarter ended September 30, 1996 was a result of the one-time SAIF recapitalization assessment of $2.7 million. Earnings for the nine months ended September 30, 1997 were $4.2 million, or $1.72 per share as compared to $1.6 million, or $.65 per share for the comparable period in 1996.

EARNINGS PER SHARE

Earnings per share of common stock are based on the weighted average number of shares and common equivalent shares outstanding during the first nine months of 1997. Primary and fully diluted earnings per share include the dilutive effect of unexercised stock options.

INTEREST RATE SPREAD
The Bank's interest income is affected by the difference or "interest rate spread" between yields received by the Bank on its interest-earning assets and the interest rates paid by the Bank on its interest-bearing liabilities including non-interest checking accounts. Net interest income is affected by
(i) the spread between the yield earned on interest-earning assets and the interest rates paid on interest-bearing savings deposits including non-interest checking accounts and borrowings (liabilities), and (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities. The Bank's interest rate spread varies over time because money fund accounts and other flexible rate accounts have become significant sources of savings deposits. Income from investment securities and mortgage-backed securities depends upon the amount invested during the period and the yields earned on such securities. The yield on loans receivable changes principally as a result of existing mortgage loan repayments, adjustable rate loan adjustments, sales and the interest rates and volume of new mortgage loans.

The following table sets forth the Bank's weighted-average yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:

                                            Three Months   Nine Months
                                               Ended          Ended
                                           September 30,  September 30,

                                             1997   1996   1997   1996

Weighted-Average Yields Earned on:
  Loans, net                                8.16%   8.04%   8.05%  8.07%
  Mortgage-Backed Securities                7.34    7.10    7.27   6.93
  Investment Securities                     6.91    6.76    6.83   6.43
                                           -----   -----   -----   -----
  Total Interest-Earning Assets             7.72    7.60    7.64   7.53
                                           -----   -----   -----   -----
Weighted-Average Interest Rates Paid on:
  Deposits                                  3.76    3.75    3.74   3.76
  Borrowings                                6.05    5.99    5.96   5.92
  Subordinated Debentures                  10.56   10.56   10.56  10.56
                                           -----   -----   -----  -----
  Total Interest-Bearing Liabilities        4.02    4.03    3.99   4.05
                                           -----   -----   -----  -----

Weighted-Average Interest Rate Spread      -----   -----   -----  -----
  for the Period                            3.70 %  3.57%  3.65 %  3.48 %
                                           =====   =====   =====  =====


AVERAGE BALANCE OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table sets forth the Bank's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:


                          Three Months Ended      Nine Months Ended
                             September 30,          September 30,

                            1997        1996        1997     1996
                            (In Thousands)         (In Thousands)

Average Interest-Earning
Assets:
  Loans, net             $ 310,714   $ 297,028   $ 311,371 $ 290,823
  Mortgage-Backed
   Securities               95,151     110,098     99,013    107,348
  Investment Securities    126,203      88,199    114,712     85,088
                         ----------  --------   ---------   ---------
  Total                    532,068     495,325    525,096     483,259
                          ---------   --------  ---------    --------

Average Interest-Bearing
Liabilities:
  Deposits                 479,491     439,089    471,520    427,154
  Borrowings                26,919      30,403     27,855     29,313
  Subordinated Debentures   10,000      10,000     10,000     10,000
                          --------    -------   ---------  --------
  Total                    516,410     479,492    509,375    466,467
                          --------    --------   --------   --------
Excess of Interest-
 Earning Assets over
 Interest-Bearing
 Liabilities             $  15,658    $ 15,833   $ 15,721   $ 16,792
                         =========     ========   ========  =========

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

                        Three Months Ended            Nine Months Ended
                           September 30,                September 30,
                       1997 compared to 1996        1997 compared to 1996

                     Increase (Decrease) due to:   Increase (Decrease) due to:
                       Rate     Volume    Total     Rate     Volume     Total
                            (In Thousands)             (In Thousands)

Interest income:
  Loans receivable     $ 95    $ 275    $ 370      $ (37)    $ 1,244   $ 1,207
  Mortgage-backed
    securities           57     (265)    (208)       255        (433)     (178)
Invesment securities     48      642      690        346       1,429     1,775
                      ------   ------   ------     ------      ------    ------
  Total change-
    interest income     200      652      852        564       2,240     2,804
                      ------   ------   ------     ------      ------    ------
Interest expense:
  Deposits                19     379      398        (97)      1,253     1,156
  Borrowings               4     (52)     (48)        10         (65)      (55)
  Subordinated Debentures  0       0        0          0           0         0
                      ------   ------   ------     ------       ------   ------
   Total change-
    interest expense      23     327      350        (87)      1,188     1,101
                      ------   ------   ------     ------      ------    ------

Net change in net
  interest income      $ 177   $ 325    $ 502      $ 651     $ 1,052   $ 1,703
                      ------   ------   ------     ------    -------    ------


NET INTEREST INCOME - for the three and nine months ended September 30, 1997 totaled $5.1 million and $14.8 million, respectively. Net interest income for the three months ended September 30, 1997 increased $502 thousand to $5.1 million as compared to the same period in 1996 due primarily to an increase in interest income on investment securities of $690 thousand and loans receivable of $370 thousand, partially offset by a decrease in mortgage backed securities of $208 thousand and an increase in interest expense on deposits of $398 thousand.

The increase in interest income on investment securities was due to an increase in the average balance of the portfolio of $38.0 million to $126.2 million for the three months ended September 30, 1997 from $88.2 million for the same period in 1996, which resulted in an increase in interest income of $642 thousand. The average yield on the investment portfolio increased 15 basis points to 6.91% for the three months ended September 30, 1997 from 6.76% for the three months ended September 30, 1996, which resulted in an increase in interest income of $48 thousand.

Interest income on loans increased a total of $370 thousand to $6.3 million for the three months ended September 30, 1997 as compared to the same period in 1996 principally due to an increase in the average balance of $13.7 million to $310.7 million at September 30, 1997 from $297.0 million at September 30, 1996, which resulted in a volume increase in interest income of $275 thousand. The increase is largely the result of the purchase of $14.5 million of adjustable rate mortgage loans during the third quarter of 1996. The loan portfolio's average yield increased 12 basis points to 8.16% for the three months ended September 30, 1997 from 8.04% for the three months ended September 30, 1996, which resulted in an increase in interest income of $95 thousand.

The decrease in interest income on mortgage backed securities of $208 thousand to $1.7 million for the three months ended September 30, 1997 as compared to the same period in 1996 was primarily due to a decrease in the average balance of $14.9 million to $95.2 million at September 30, 1997 which resulted in a decrease in interest income of $265 thousand. The average yield of the portfolio increased 24 basis points to 7.34% for the three months ended September 30, 1997 from 7.10% for the same period in 1996, which resulted in an increase in interest income of $57 thousand.

The increase in interest expense on deposits of $398 thousand for the three months ended September 30, 1997 compared to the same period in 1996 was due to an increase in the average balance of deposits of $40.4 million to $479.5 million at September 30, 1997 from $439.1 million at September 30, 1996. The average balance for the three months ended September 30, 1997 of certificates of deposit increased $12.6 million, checking accounts increased $15.5 million, savings accounts increased $11.1 million and money market accounts increased $1.2 million as compared to the same period of 1996.

Net interest income for the nine months ended September 30, 1997 increased $1.7 million to $14.8 million from $13.1 million for the same period in 1996 due primarily to an increase in interest income on investment securities of $1.8 million and loans receivable of $1.2 million, partially offset by an increase in interest expense on deposits of $1.2 million.

The increase in interest income for the nine months ended September 30, 1997 as compared to the same period in 1996 on investment securities was due to an increase in the average balance of the portfolio of $29.6 million to $114.7 million from $85.1 million for the same period in 1996, which resulted in an increase in interest income of $1.4 million. The average balance increase was primarily due to the net purchases of $33.1 million of collateralized mortgage obligations and $7.4 million of U.S. Agency notes partially offset by $7.5 million of U.S. Treasury and U.S. Agency notes matured and $6.4 million of principal paydowns on CMOs REMICs and MBSs during the nine months ended September 30, 1997. The average yield on the investment portfolio increased 40 basis points to 6.83% for the nine months ended September 30, 1997 from 6.43% for the nine months ended September 30, 1996, which resulted in an increase in interest income of $346 thousand due to rate changes.

Interest income on loans increased a total of $1.2 million to $18.8 million for the nine months ended September 30, 1997 from $17.6 million for the same period in 1996 principally due to an increase in the average balance of loans of $20.6 million to $311.4 million at September 30, 1997 from $290.8 million at September 30, 1996, which resulted in a volume increase in interest income of $1.2 million. The volume increase was partially offset by a $37 thousand yield decrease due to a 2 basis point decline in the loan portfolio's average yield to 8.05% for the nine months ended September 30, 1997 from 8.07% for the nine months ended September 30, 1996.

The increase in interest expense on deposits of $1.1 million to $13.2 million for the nine months ended September 30, 1997 compared to $12.1 million for the same period in 1996 was due to an increase in the average balance of deposits of $44.3 million to $471.5 million at September 30, 1997 from $427.2 million at September 30, 1996. The average balance of certificates of deposit increased $15.4 million, checking accounts increased $15.4 million, savings accounts increased $10.7 million and money market accounts increased $2.6 million for the nine months ended September 30, 1997 as compared to the same period of 1996. The weighted average rate on deposits decreased 2 basis points to 3.74% for the nine months ended September 30, 1997 from 3.76% for the nine months ended September 30, 1996, which resulted in a decrease in interest expense of $97 thousand.

PROVISION FOR LOAN LOSSES - for the three months ended September 30, 1997 was $60 thousand compared to $30 thousand for the same period in 1996. The total provision for potential loan losses increased to $140 thousand for the nine months ended September 30, 1997 from $90 thousand for the nine months ended September 30, 1996. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loans losses will not increase or be necessary.

REAL ESTATE OWNED OPERATIONS, NET - for the three and nine month periods ended September 30, 1997 totaled $44 thousand and $130 thousand of expense, respectively, compared to $45 thousand and $135 thousand of expense for the same periods in 1996.

OPERATING EXPENSES - for the three and nine month periods ended September 30, 1997 amounted to $3.4 million and $9.8 million, respectively, as compared to $6.0 million and $12.3 million for the same periods in 1996. The decrease is the result of the one-time SAIF recapitalization charge of $2.7 million recorded during the quarter ended September 30, 1996.

SALARIES AND EMPLOYEE BENEFITS - for the three and nine month periods ended September 30, 1997 were $1.9 million and $5.6 million, respectively, as compared to $1.8 million and $5.2 million for the same periods in 1996. The increase was due to additional staff in the three new branches opened since the third quarter of 1996, as well as an increase in branch staff for additional hours, principally "Sunday Banking". Average full time equivalent employees at September 30, 1997 were 281 as compared to 250 at September 30, 1996.

OCCUPANCY AND EQUIPMENT - for the three and nine month periods ended September 30, 1997 amounted to $697 thousand and $2.0 million, respectively, as compared to $635 thousand and $1.9 million for the same periods in 1996. The increase is the result of additional depreciation and occupation expenses on the new branches opened as well as other facility improvements and equipment additions since the third quarter of 1996.

PURCHASED SERVICES - for the three and nine month periods ended September 30, 1997 amounted to $287 thousand and $779 thousand, respectively, as compared to $241 thousand and $681 thousand for the same periods in 1996. Check processing costs have increased $41 thousand for the nine months ended September 30, 1996 due to the higher number of transactions from an increase in the number of checking accounts opened.

FEDERAL INSURANCE PREMIUM - for the three and nine month periods ended September 30, 1997 amounted to $73 thousand and $160 thousand, respectively, as compared to $236 thousand and $705 thousand for the same periods in 1996. The decrease is from a lower FDIC assessment rate in 1997 due to the SAIF recapitalization which was signed into legislation during the third quarter of 1996. As a result of this legislation, deposit premium rates decreased from $0.23 per $100 of deposits to $.065 per $100 of deposits.

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid investments", which include certain United States government and federal agency obligations and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 5% of its net withdrawable accounts plus short-term borrowings. Short-term liquid assets must consist of not less than 1% of such accounts and borrowings, which is also included in the 5% requirement. These levels are changed from time to time by the OTS to reflect current economic conditions. The Bank has generally maintained liquidity in excess of required levels. The Bank's regulatory liquidity was 10.67% and 11.55%, respectively, at September 30, 1997, and December 31, 1996, respectively, and its short-term liquidity was 7.88% and 7.31%, respectively, at such dates.

PART II.     OTHER INFORMATION



     Item 1: Legal Proceedings

             None


     Item 2: Changes in Securities

             None


     Item 3: Defaults Upon Senior Securities

             None


     Item 4: Submission of Matters to Vote of Security of Holders

             None

     Item 5: Other Information

             None


     Item 6: Exhibits and Reports on Form 8-K

             None

                        S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FMS FINANCIAL CORPORATION




Date: November 14, 1997             /s/ Craig W. Yates
                                   Craig W. Yates
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: November 14, 1997             /s/ Channing L. Smith
                                   Channing L. Smith
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)

Exhibit No. 11 Statement re: Computation of Per Share Earnings
                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                       1997      1996        1997        1996

Net Income                          $1,393,893 ($469,824)   $4,199,044  $1,643,876

Weighted average common shares
  outstanding                        2,387,556 2,467,058     2,388,730   2,476,114

Common stock equivalents due to
 dilutive effect of stock options       62,012    65,140        58,857      53,918

Total weighted average common shares
and equivalents outstanding          2,449,568  2,532,198    2,447,587   2,530,032

Primary earnings per share               $0.57     ($0.19)       $1.72       $0.65

Total weighted average common shares
and equivalents outstanding          2,449,568  2,532,198    2,447,587   2,530,032

Additional dilutive shares using the
higher end of period market value or
average market value for the period
when utilizing the treasury stock method
method regarding stock options             256        -          3,411        -

Total outstanding shares for fully
diluted earnings per share computation 2,449,824 2,532,198    2,450,998  2,530,032

Fully diluted earnings per share           $0.57    ($0.19)       $1.71      $0.65
