Form 10-K405
period 1997-12-31
FMS FINANCIAL CORP
filed 1998-03-31
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Fiscal Year Ended December 31, 1997

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                          to
                               ------------------------    ---------------------

                         Commission File Number: 0-17353

                            FMS FINANCIAL CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                        22-2916440
---------------------------------------------                -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
          or organization)                                   Identification No.)

        3 Sunset Road, Burlington, New Jersey                    08016
-------------------------------------------------           --------------------
         (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:           (609) 386-2400
                                                            --------------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                            --------------------

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
                                              ---       ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         Based on the closing sales price of $35.00 per share of the registrant's common stock on March 2, 1998, as reported on the Nasdaq National Market System the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $83.9 million. On such date, 2,397,966 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   Portions of 1997 Annual Report to Stockholders (Parts II and IV)

     2.   Portions  of  Proxy   Statement   for  the  1998  Annual   Meeting  of
          Stockholders. (Part III)

                                     PART I

         FMS FINANCIAL CORPORATION (THE "CORPORATION") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS
CONTAINED IN THE CORPORATION'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-K AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE CORPORATION, WHICH ARE MADE IN GOOD FAITH BY THE CORPORATION PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE CORPORATION'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE CORPORATION'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE CORPORATION'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE CORPORATION CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE CORPORATION AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE CORPORATION'S PRODUCTS AND SERVICES; THE SUCCESS OF THE CORPORATION IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE CORPORATION AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

         THE CORPORATION CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE CORPORATION DOES NOT UNDERTAKE TO UPDATE ANY FORWARD-LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE CORPORATION.

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

         Prior to the acquisition of all of the outstanding stock of the Bank, the Corporation had no assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Farmers and Mechanics, the Corporation engaged in no significant activity other than holding the stock of the Bank, operating a savings and loan business through the Bank, and the issuance in July, 1994 of 10% subordinated debentures due 2004 in the aggregate principal amount of $10 million. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank and its subsidiaries.

         The Corporation's executive offices are located at 3 Sunset Road, Burlington, New Jersey. The telephone number is (609) 386-2400.

         The Bank. Farmers and Mechanics commenced operations in 1871 under the name Farmers and Mechanics Building and Loan Association. The Bank became a member of the Federal Home Loan Bank ("FHLB") System and has had its savings deposits federally insured by the Savings Association Insurance Fund ("SAIF")
and its predecessor the Federal Savings and Loan Insurance Corporation ("FSLIC"), since 1952. The Bank is subject to regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). See "Regulation." Effective October 26, 1994, the Bank changed its name to Farmers and Mechanics Bank. The name change was approved by the Bank's Board of Directors, the Corporation and the OTS. The Bank conducts its business through its main administrative office and twenty-one branch offices located throughout Burlington County, New Jersey. At December 31, 1997, the Bank's total assets, deposits and stockholders' equity amounted to $628.4 million, $489.4 million and $38.9 million, respectively.

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

Lending Activities

         General. The principal lending activity of the Bank has been the origination of conventional fixed-rate and adjustable-rate mortgage loans for the purpose of financing or refinancing one-to-four family residential properties. To a lesser extent, the Bank also originates commercial real estate, consumer, construction and commercial business loans. As of December 31, 1997, 98.27% of the Bank's loans were real estate loans, of which 82.43% consisted of loans secured by mortgages on one-to-four family residential properties of which 13.05% were insured or guaranteed real estate loans, 1.17% were consumer loans and .56% were commercial business loans. Such percentages have been calculated before the deduction of unearned discount, premium, deferred loan fees and loan loss reserves. See "-- Analysis of Loan Portfolio". The Bank also sells fixed-rate loans in the secondary mortgage market and has purchased adjustable-rate loans.

Analysis of Loan Portfolio

         The following table sets forth the composition of the Bank's loan portfolio and mortgage-backed and related securities portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                             December 31,
                                --------------------------------------------------------------------------------------------------
                                          1997                1996               1995               1994               1993
                                ---------------------- ------------------- ----------------- ------------------ ------------------
                                    Carrying  Percent   Carrying  Percent  Carrying Percent   Carrying Percent  Carrying   Percent
                                     Value    of Total   Value    of Total   Value  of Total   Value  of Total   Value   of Total
                                    -------   --------  -------   --------  ------- --------  ------- --------  -------  ---------
                                                                         (Dollars In Thousands)
Mortgage loans:
  One-to-four family.........      $253,001     82.43%   $257,451   82.89% $249,278   85.30% $245,874   85.65%  $237,381    86.92%

  Commercial real estate.....        42,974     14.00      39,177   12.61    34,721   11.88    32,228   11.23    28,892     10.58

  Commercial construction....         2,385       .78       4,395    1.42        --      --        --      --        --        --
  Construction...............         3,258      1.06       3,712    1.20     2,116     .73     2,924    1.02     1,337       .49
                                    -------               -------           -------           -------           -------
      Total mortgage loans...       301,618               304,735           286,115           281,026           267,610
Consumer and other loans:
  Consumer...................         3,609      1.17       4,015    1.29     4,337    1.48     4,317    1.50     4,119      1.51
  Commercial business........         1,712       .56       1,830     .59     1,779     .61     1,712     .60     1,377      0.50
                                    -------               -------            ------           -------           -------
      Total consumer and other
        loans................         5,321                 5,845             6,116             6,029             5,496
                                    -------                 -----            ------           -------           -------
      Total loans............       306,939    100.00%    310,580  100.00%  292,231  100.00%  287,055  100.00%  273,106    100.00%
                                               ======              ======            ======            ======              ======

Less:
  Unearned discount, premium,
    deferred loan fees, net..          (970)                 (927)           (1,064)           (1,173)           (1,293)
  Allowance for loan losses..        (3,138)               (2,782)           (2,767)           (2,622)           (2,589)
                                   --------                ------            ------          --------           -------
      Total loans, net.......      $302,831              $306,871          $288,400          $283,260          $269,224
                                    =======               =======           =======           =======           =======


Mortgage-backed securities
held to maturity and available
for sale:
  FHLMC......................      $ 33,379     20.29%    $42,586   34.69%  $54,039   43.47%  $64,474   44.99%  $56,258     43.77%

  FNMA.......................        35,649     21.67      37,958   30.92    41,507   33.38    48,746   34.01    36,533     28.42
  GNMA.......................        22,586     13.73      23,216   18.91    15,225   12.25    17,522   12.23    16,879     13.13
  Real estate investment
    mortgage conduit.........        10,198      6.20       5,830    4.75     7,291    5.86     7,577    5.29    10,187      7.93
  Collateralized mortgage
    obligations..............        62,270     37.86      12,621   10.28     5,485    4.41     3,863    2.69     6,485      5.05
  Mortgage pass throughs.....           406       .25         552     .45       784    0.63     1,131    0.79     2,190      1.70
                                    -------    ------      ------   -----   -------  ------  --------    ----   -------    ------

      Total mortgage-backed and
        related securities...      $164,488    100.00%   $122,763  100.00% $124,331  100.00% $143,313  100.00% $128,532    100.00%
                                    =======    ======     =======  ======   =======  ======   =======  ======   =======    ======

         The following table sets forth the Bank's loan originations and loan and mortgage-backed and related securities purchases, sales and principal payments for the periods indicated.

                                                                        Years Ended December 31,
                                                      1997         1996          1995        1994         1993
                                                    ---------    ---------    ---------    ---------    ---------
                                                                           (In Thousands)
Total loans receivable (gross):
  At beginning of period ........................   $ 310,580    $ 292,231    $ 287,055    $ 273,106    $ 258,724

  Mortgage loans originated:
    One-to-four family ..........................      31,320       30,034       34,775       52,902       86,073
    Commercial real estate ......................       8,355       17,751        7,144        6,806        6,509
    Commercial construction .....................       5,307        4,715         --           --           --
    Construction ................................       4,265        4,142        3,753        3,561         --
                                                    ---------    ---------    ---------    ---------    ---------
      Total mortgage loans originated ...........      49,247       56,642       45,672       63,269       92,582

  Mortgage and consumer loans purchased:
    One-to-four family ..........................        --         14,486         --           --           --
    Consumer ....................................        --           --           --            127         --
                                                    ---------    ---------    ---------    ---------    ---------
      Total mortgage and consumer loans purchased        --         14,486         --            127         --

Total mortgage loans originated and purchased ...      49,247       71,128       45,672       63,396       92,582
Consumer loans originated .......................       1,254        1,131        1,048          475          834
Transfer of mortgage loans to real estate owned .         (32)        (482)         (57)      (1,091)        (362)
Sale of loans ...................................      (1,045)        (950)      (1,118)      (1,739)     (12,362)
Principal repayments ............................     (53,065)     (52,478)     (40,369)     (47,092)     (66,310)
                                                    ---------    ---------    ---------    ---------    ---------
Total loans receivable at end of period .........   $ 306,939    $ 310,580    $ 292,231    $ 287,055    $ 273,106
                                                    =========    =========    =========    =========    =========

Mortgage backed securities held to maturity
and available for sale:
At beginning of period ..........................   $ 122,763    $ 124,331    $ 143,313    $ 128,532    $ 126,207
Mortgage backed securities purchased (1) ........      75,227       31,927        2,755       52,051       54,697
Mortgage backed securities sold (1) .............      (1,580)        (923)        --           --           --
Amortization and repayments .....................     (32,243)     (32,646)     (22,018)     (37,270)     (52,372)
Change in mark to market on available
  for sale securities ...........................         321           74          281         --           --
                                                    ---------    ---------    ---------    ---------    ---------
At end of period (1) ............................   $ 164,488    $ 122,763    $ 124,331    $ 143,313    $ 128,532
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

         Regulations permit thrift institutions to make home loans in which the interest rates may be adjusted, provided that the adjustments are tied to specified indices. The Bank presently offers mortgage loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate indexed higher than the corresponding U.S. Treasury Security Index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and presently not to exceed a rate of 11.5% over the life of the loan. At December 31, 1997, adjustable-rate residential first mortgage loans amounted to $72.7 million or 23.69% of the Bank's total loan portfolio.

         Fixed-rate mortgage loans are generally underwritten according to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") guidelines. The Bank sells fixed-rate loans in the secondary market from time to time when such sales are consistent with the Bank's asset/liability management goals and can be achieved on terms favorable to the Bank. The Bank generally charges a higher interest rate on loans if the property is not owner-occupied. At December 31, 1997, $153.5 million or 50.0% of the Bank's total loan portfolio, consisted of long-term fixed-rate first mortgage loans.

         The Bank's lending policies generally limit the maximum loan-to-value ratio on owner-occupied residential first mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. Mortgage loans on investment properties are made by the Bank at loan-to-value ratios up to 70%. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank have generally reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Bank. The Bank requires fire and casualty insurance on all properties securing real estate loans made by the Bank. The Bank also performs title searches to ensure its lien position.

         The Bank actively solicits and originates home equity loans and equity reserve lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 1997, the Bank had home equity loans in the amount of $14.8 million or 4.81% of its total loan portfolio. Also at December 31, 1997, the Bank had approved $28.8 million in home equity lines of credit, of which $12.0 million was outstanding.

         Construction Loans. The Bank originates loans to finance the construction of one-to-four family dwellings or commercial real estate. Generally, the Bank only makes interim construction loans to individuals if it also makes the permanent mortgage loan on the property. Construction loans to builders are generally made only if the Bank makes the permanent mortgage loan or if the builder has a contract for sale and the purchaser has received a permanent mortgage commitment. At December 31, 1997, the Bank's construction loans amounted to $5.6 million, net of loans in process or 1.84% of the Bank's total loan portfolio.

         Interim construction loans to builders generally have terms of up to nine months and interest rates which adjust at a positive spread over the prime interest rate. Construction loans to build single family residences are available. These loans are available to borrowers who qualify for a permanent loan.

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

         Commercial Real Estate Loans. Loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), constituted $43.0 million or 14.0% of the Bank's total loan portfolio at December 31, 1997. Commercial real estate loans and multi-family residential loans have been made in amounts up to $3.8 million, with most of such loans ranging in size from $100,000 to $1.0 million. Permanent loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. The Bank's permanent commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouse, church buildings and other non-residential buildings, most of which are located in the Bank's primary market area. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust at a positive spread over the prime interest rate or a specified treasury index or are balloon loans with fixed interest rates which mature in three to five years with principal amortization for a period of up to 25 years.

         Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern, in commercial and multi-family real estate lending, is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. In order to monitor cash flows on income properties, the Bank requires borrowers and loan guarantors, if any, to provide annual financial statements and rent rolls on commercial real estate loans. At December 31, 1997, the five largest commercial real estate loans totaled $9.9 million with no single loan larger than $3.7 million. All such loans were current and were performing in accordance with their terms.

         Consumer. Regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. The Bank makes various types of secured and unsecured consumer loans including education loans, lines of credit, automobile loans (new and used) and loans secured by deposit accounts. As of December 31, 1997, consumer loans totaled $3.6 million, or 1.18% of the Bank's total loan portfolio. Consumer loans generally have terms of six months to five years, some of which are at fixed rates and some of which have rates that adjust periodically.

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

         Commercial Business Loans. The Bank's portfolio of commercial business loans amounted to $1.7 million or .56% of the Bank's total loan portfolio, at December 31, 1997. These commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. The Bank's commercial business loans are generally made to small and mid-sized companies located within the Bank's primary lending area. In most cases, the Bank requires additional collateral of equipment, chattel or other assets before making a commercial business loan.

         Loan Originations, Purchases and Sales. In the past, the Bank has retained in its portfolio most of the loans it originates. However, the Bank's general policy is to originate fixed-rate mortgage loans under terms, conditions and documentation which permit sale to the FHLMC, FNMA, or other investors in the secondary market. Adjustable-rate mortgage loans are generally not originated under terms and conditions that would permit their sale in the secondary mortgage market to FHLMC or FNMA. The Bank's policy has been to sell certain of its fixed-rate mortgage loan originations. These sales may result in gains or losses. This policy was established to reduce the Bank's vulnerability to rapid interest rate movements and to provide a source of funding for ongoing commitments. Fixed-rate mortgages designated for sale are accounted for separately in accordance with applicable accounting rules. At December 31, 1997, the Bank had no loans held-for-sale. The Bank continually monitors its loan inventory and commitments.

         Loan Commitments. The Bank issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases, the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. At December 31, 1997, the Bank had unused lines of credit and outstanding loan origination commitments of approximately $25.5 million.

         Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for origination of the loan. The Bank's loan origination fees generally range from 2% to 3% on conventional residential mortgages and 1% to 2% on commercial real estate loans. All loan origination fees, net of incremental direct loan origination costs, are deferred and amortized over the contractual life of the related loans.

         The Bank receives other fees and service charges on loans. Other fees and service charges consist of late fees, loan service fees and fees collected with a change in borrower or other loan modifications. The Bank recognized other fees and service charges on loans of $88 thousand, $122 thousand and $157 thousand for the years ended December 31, 1997, 1996 and 1995, respectively.

         Residential Mortgage Loan Servicing. The Bank services loans retained in its portfolio and loans which were originated by the Bank and sold through the secondary mortgage market with the servicing rights to those loans retained by the Bank. The loan servicing activities of the Bank include collecting and remitting loan payments, holding escrow funds for the payment of real estate taxes and insurance premiums and generally administering the loans. Under the loan servicing contracts, the Bank receives servicing fees that are deducted from the monthly payments made to investors. The servicing spreads on loans serviced are usually based on the unpaid principal balance of the loan being serviced and typically range from .25 percent to .375 percent per annum of declining principal balance on the loans. At December 31, 1997, the Bank serviced for others 580 loans with an outstanding aggregate balance of $25.6 million. Loan servicing income for the years ended December 31, 1997, 1996 and 1995, was $83 thousand, $98 thousand and $113 thousand, respectively.

         Collection Procedures. When a loan is more than 30 days delinquent, the borrower will be contacted by mail or phone and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 90 days or more, the Bank generally will initiate foreclosure proceedings.

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

                                                                                   At December 31,
                                                    ------------------------------------------------------------------------------
                                                        1997            1996            1995            1994            1993
                                                    -------------   -------------   -------------   -------------   --------------
                                                                               (Dollars in Thousands)
Impaired loans - non-accrual:
Mortgage loans:
  One-to-four family.............................          $2,394          $2,413          $2,502          $1,446          $3,395
  Commercial real estate.........................           1,163           1,663           1,604           1,040           1,266
  Consumer and other.............................              80              15               6             469              13
                                                           ------           -----         -------          ------          ------
    Total impaired non-accrual loans.............          $3,637          $4,091          $4,112          $2,955          $4,674
                                                            =====           =====           =====           =====           =====

Other impaired loans.............................              --              --         $   354              --              --
Troubled debt restructuring......................          $  684(1)       $  560(1)          634(1)      $ 1,143          $  663
Real estate owned, net...........................             446             622             669           1,812           1,624
Other non-performing assets......................             644           1,228           1,228           1,428           1,453
                                                            -----           -----           -----           -----           -----
Total non-performing assets......................          $5,411          $6,501          $6,997          $7,338          $8,414
                                                            =====           =====           =====           =====           =====

Total non-accrual loans to net loans.............            1.20%           1.33%           1.43%           1.04%           1.74%
                                                             ====            ====            ====            ====            ====
Total non-accrual loans to total assets..........             .58%            .76%           0.82%           0.61%           1.05%
                                                             ====             ===            ====            ====            ====
Total non-performing assets to total assets......             .86%           1.20%           1.39%           1.52%           1.89%
                                                             ====            ====            ====            ====            ====

----------------------
(1) Loans restructured prior to SFAS Nos. 114 and 118 effective date and performing in accordance with the terms of the restructuring agreement.

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

         An asset classified as Substandard is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have well-defined weakness or weaknesses. An asset classified Substandard has shown an inability or unwillingness on the part of the borrower and/or guarantors to meet their obligations or the collateral securing the obligation has deteriorated in some condition. Such assets have a well-defined weakness that points to the distinct possibility that the Bank will not be paid back in a timely fashion and it may require legal action to effect payment.

         An asset classified as Doubtful has all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of a loss on a Doubtful asset is high. However, due to important and reasonably specific pending factors, which may work to strengthen (or weaken) the asset, its classification as an estimated loss is deferred until its more exact status can be determined.

         An asset classified as Loss is considered uncollectible and of such little value that its continuance as an asset, without establishment of a specific valuation allowance or charge-off, is not warranted. This classification does not necessarily mean that an asset has absolutely no recovery or salvage value; but rather, it is not practical or desirable to defer writing off a basically worthless asset even though partial recovery may be effected in the future.

         Federal regulations require that each insured institution classify its own assets on a regular basis. The Bank has an outside firm to perform commercial loan review and quality control for residential mortgages including a review of classifications. In addition, in connection with examinations of insured institutions, OTS and FDIC examiners have authority to identify problem assets and, if appropriate, classify them. Assets classified as Substandard or Doubtful require the institution to establish specific allowances for loan losses. If an asset or portion thereof is classified as Loss, the insured institution must either establish specified allowances for loan losses in the amount of 100 percent of the portion of the asset classified as Loss or charge off such amount. General loss allowances established to cover possible losses related to assets classified as Substandard or as Doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. OTS and FDIC examiners may disagree with the insured institution's classification and amounts reserved.

         The following table sets forth information with respect to the Bank's classified assets for the periods indicated.

                                                                               At December 31,
                                              ---------------------------------------------------------------------------------
                                                   1997              1996             1995            1994            1993
                                              ---------------   --------------   --------------   -------------   -------------
                                                                                 (In Thousands)
Classified Assets:
 Substandard Loans:
  One-to-four family.......................            $2,619           $2,413           $2,502          $1,446         $3,395
  Commercial real estate...................             4,003            3,942            4,247           3,763          5,503
  Consumer and other.......................                80               15                6             469             13
                                                       ------            -----          -------          ------         ------
    Total loans............................             6,702            6,370            6,755           5,678          8,911
                                                        -----            -----            -----          ------         ------

 Real Estate held for development,
    net ...................................               644            1,228            1,228           1,428          1,453
 Real estate owned, net....................               446              622              669           1,812          1,624
                                                        -----            -----           ------          ------         ------
    Total Substandard......................             7,792            8,220            8,652           8,918         11,988
                                                        =====            =====            =====          ======         ======
  Doubtful loans...........................                --               --               --              --             --
                                                      -------          -------          -------        --------       --------
    Total Doubtful.........................                --               --               --              --             --
                                                      =======          =======          =======        ========       ========
  Loss.....................................                15               --               --              --             --
                                                       ------          -------          -------        --------       --------
    Total loss.............................                15               --               --              --             --
                                                       ======          =======          =======        ========       ========
Total Classified Assets....................            $7,807           $8,220           $8,652         $ 8,918        $11,988
                                                        =====            =====            =====          ======         ======

         At December 31, 1997, the Bank's non-performing loans consisted primarily of loans secured by residential and commercial real estate. The largest non-performing loan consisted of a loan in the amount of $631 thousand secured by a first mortgage on a commercial real estate property operating as a retail liquor store.

         For a full explanation of the Bank's real estate held for development at December 31, 1997, see "--Subsidiary and Land Development Activities".

         Real Estate Owned. The Bank's real estate owned at December 31, 1997, consisted of properties valued at $1.0 million, gross. These properties are carried at the lower of book value or fair market value less estimated costs to sell and are analyzed by management on a periodic basis. The real estate owned is comprised of (i) 18 acres of land, with a net book value of $818 thousand which is zoned for the construction of 109 townhouses, (ii) two condominiums with a net book value of $50 thousand and (iii) one commercial condominium located in Burlington County with a net book value of $138 thousand. See "--Provision for Loan and Real Estate Losses."

         Provision for Loan and Real Estate Losses. A provision for loan losses is charged to operations based on management's evaluation of the risk inherent in its loan portfolio in relation to the level of the allowance for loan losses and changes in the nature and volume of its loan activity. For the year ended December 31, 1997, the Bank charged $400 thousand and $143 thousand to operations as a provision for losses on loans and real estate owned, respectively.

         The Bank provides general reserves based on management's analysis of risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditons. In addition, the Bank also provides specific valuation reserves for anticipated losses on loans and real estate when management determines that a significant decline in the value of the collateral has occurred, as a result of which, the value of the collateral is less than the amount of the unpaid principal of the related loan plus estimated costs of acquisition and sale. Although management believes that it uses the best information available to make such determinations, future adjustments to reserves may be necessary, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the initial determinations. At December 31, 1997, the Bank had an allowance for loan losses of $3.1 million and an allowance for losses on real estate owned of $560 thousand. While the Bank believes it had established its existing allowance for loan losses in accordance with Generally Accepted Accounting Principles ("GAAP") at December 31, 1997, there can be no assurance that regulators, when reviewing the Bank's loan portfolio in the future, will not request the Bank to significantly increase its allowance for loan losses, thereby adversely impacting the Bank's financial condition and earnings.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                                         For the Year Ended December 31,
                                               ------------------------------------------------------------------------------------
                                                   1997            1996             1995              1994              1993
                                               -------------   -------------   ---------------   ---------------   ----------------
                                                                             (Dollars in Thousands)
Balance at beginning of period..............          $2,782          $2,767            $2,622            $2,589            $2,380
Loans charged-off:
  One-to-four family........................              (8)           (114)              (13)              (44)               --
  Commercial real estate....................              --              --                --                --                --
  Construction..............................              --              --                --                --                --
  Consumer..................................             (40)             (1)               (6)              (37)               (8)
  Commercial business.......................              (1)             --                --               (38)               --
                                                      ------           -----            ------             -----             -----
    Total charge-offs.......................             (49)           (115)              (19)             (119)               (8)
Recoveries..................................               5              10                44                86                15
                                                      ------           -----           -------              ----             -----
Net loans charged-off.......................             (44)           (105)               25               (33)                7
                                                      ------           -----            ------             -----             -----
Provision for possible loan losses..........             400             120               120                66               202
                                                      ------           -----            ------             -----             -----
Balance at end of period....................          $3,138          $2,782            $2,767            $2,622            $2,589
                                                       =====           =====             =====             =====             =====
Ratio of net charge-offs to average loans
  outstanding during the period.............           0.014%          0.035%           (0.009%)           0.012%           (0.003%)

         The following table sets forth the breakdown of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowances to absorb losses in any category.

                                                                           At December 31,
                           ---------------------------------------------------------------------------------------------------------
                                 1997                      1996               1995                 1994                1993
                           ------------------------- ------------------  ------------------   ------------------- ------------------
                                        Percent of           Percent of          Percent of           Percent of         Percent of
                                         Loans to             Loans to            Loans to             Loans to            Loans to
                            Amount      Total Loans  Amount  Total Loans  Amount Total Loans   Amount Total Loans Amount Total Loans
                            ------      -----------  ------  -----------  ------ -----------   ------ ----------- ------ -----------
(Dollars in Thousands)
  Loans:

  One-to-four family....... $2,016(1)(2)   82.43%    $1,716     82.89%   $1,718     85.30%    $1,656      85.65%   $1,613     86.92%
  Commercial real estate...    954(2)      14.00        877     12.61       819     11.88        757      11.23       757     10.58
  Commercial construction..     24           .78         44      1.42        --        --         --         --        --        --
  Construction.............     32          1.06         37      1.20        21       .73         29       1.02        13       .49
  Consumer and other.......     62(1)       1.17         76      1.29        68      1.48         70       1.50        66      1.51
  Commercial business......     50           .56         32       .59       141       .61        110        .60       140       .50
                            ------         -----      -----     -----    ------  --------      -----    -------     -----   -------
      Total allowance
        for loan losses.... $3,138        100.00%    $2,782    100.00%   $2,767    100.00%    $2,622    100.00%    $2,589   100.00%
                             =====        ======      =====    ======     =====   =======      =====    ======      =====   ======

--------------------
(1) Includes reserves for impaired loans collectively measured for impairment of residential real estate and consumer loans of $96 thousand and $1 thousand, respectively.

(2) Includes reserves for impaired loans individually measured for impairment of residential real estate and commercial real estate of $70 thousand and $249 thousand, respectively.

         Changes in the allowance for losses on real estate owned are as follows:


                                            Year Ended December 31,
                                   ----------------------------------------
                                    1997    1996     1995     1994    1993
                                   ------  ------   ------   ------  ------
                                               (In Thousands)
Balance at beginning of year ...   $ 437    $ 313    $  79    $  --    $  --

Provisions charged to operations     143      153      354      158       29
Charge-offs ....................     (20)     (30)    (120)     (79)     (29)
Recoveries .....................      --        1       --       --       --
                                   -----    -----    -----    -----    -----
  Balance at end of year .......   $ 560    $ 437    $ 313    $  79    $  --
                                   =====    =====    =====    =====    =====


Mortgage-Backed Securities

         The Bank purchases mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") and the FNMA and participation certificates issued by the FHLMC. GNMA mortgage-backed securities are certificates issued and backed by the GNMA and are secured by interests in pools of mortgages which are fully insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans' Administration ("VA"). FHLMC mortgage-backed securities are participation certificates issued and guaranteed by the FHLMC and secured by interests in pools of conventional mortgages originated by financial institutions. At December 31, 1997, these mortgage-backed securities held to maturity, consisting of GNMA, FHLMC, FNMA, and private pass-through certificates amounted to $92.0 million or 14.64% of total assets.

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

         At December 31, 1997, Farmers and Mechanics had an investment portfolio of $192.7 million of which $80.3 million was available for sale, consisting primarily of U.S. Government securities and obligations of U.S. Government agencies. For more information on the Bank's investment activities see Notes 2 and 3 of the Notes to the Consolidated Financial Statements. Other investment activities of the Bank, which are not reported as part of the Bank's investment portfolio, include an investment of $3.6 million in FHLB stock, which is required as part of its membership in the Federal Home Loan Bank system (see "--Regulation -- Federal Home Loan Bank System"), and $827 thousand in interest bearing deposits and overnight investments.

         The following table sets forth the carrying value and market value of the Bank's investment securities held to maturity and securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.

                                                                               At December 31,
                                            ----------------------------------------------------------------------------------------
                                                     1997                          1996                          1995
                                            -------------------------  -----------------------------  ----------------------------
                                                            Estimated                      Estimated                    Estimated
                                             Carrying         Market        Carrying         Market       Carrying        Market
                                              Value           Value          Value           Value         Value          Value
                                              -----           -----          -----           -----         -----          -----
                                                                                (In Thousands)

Investment securities held to maturity:
  U.S. Government and Agency securities.....  $79,347         $79,498        $46,792         $46,156      $34,086         $34,110
  Reverse repurchase agreements.............   30,185          30,185         20,000          20,000        9,000           9,000

  Municipal bonds...........................    2,802           2,816            795             800          464             464
  U.S. Treasuries...........................       15              14             15              14           15              14
Investment securities available for sale:
  U.S. Agencies.............................    7,871           7,871          4,997           4,997        7,928           7,928
  U.S. Treasuries...........................       --              --          1,999           1,999        1,980           1,980
  REMIC's...................................   10,198          10,198          5,830           5,830        7,291           7,291
  CMO's.....................................   62,270          62,270         12,621          12,621        5,485           5,485
  Common Stock..............................       --              --             --              --           84              84
                                            ---------      ----------      ---------       ---------      -------         -------
      Total investment securities...........  192,688         192,852         93,049          92,417       66,333          66,356
                                              -------         -------         ------          ------       ------          ------
  Federal Home Loan Bank of New York
    stock...................................    3,631           3,631          3,621           3,621        4,058           4,058

  Interest bearing deposits and overnight
    investments.............................      827             827            347             347          181             181
                                             --------        --------          -----           -----       ------          ------
     Total investments...................... $197,146        $197,310        $97,017         $96,385      $70,572         $70,595
                                              =======         =======         ======          ======       ======          ======

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1997.

                                                                                      More than
                        One Year or Less    One to Five Years  Five to Ten Years      Ten Years     Total Investment Securities
                        ------------------  -----------------  ------------------ ---------------- ------------------------------
                        Carrying   Average  Carrying  Average  Carrying   Average Carrying Average Carrying   Market      Average
                          Value     Yield    Value     Yield    Value      Yield   Value    Yield   Value     Value        Yield
                         -------   -------  -------   -------  -------    -------  -----    -----  -------   -------       -----

                                                              (Dollars in Thousands)
Investment securities
held to maturity:
 U.S. government and
  agency obligations    $  1,000      5.47% $    --        --% $38,163      7.13% $ 40,184   7.45% $ 79,347   $ 79,498      7.27%
 Municipal bond .....      2,472      4.10      101      5.60      229      5.60        --     --     2,802      2,816      4.28
 Reverse repurchase
  agreements ........     30,185      5.83       --        --       --        --        --     --    30,185     30,185      5.83
 U.S. Treasury ......         15      3.50       --        --       --        --        --     --        15         14      3.50
 MBS ................      1,588      7.30    7,695      7.31    6,395      7.48    76,343   7.61    92,021     94,307      7.57
Investment securities
available for sale:
 U.S. Government ....        999      4.31    2,009      6.60    4,863      7.02        --     --     7,871      7,871      6.57
 CMO's ..............         --        --    4,599      6.55    2,602      7.31    55,069   7.26    62,270     62,270      7.21
 REMICs .............         --        --       --        --    1,973      5.38     8,225   6.56    10,198     10,198      6.33
                        --------      ----  -------      ----  -------      ----  --------   ----  --------   --------      ----
   Total ............   $ 36,259      5.73% $14,404      6.97% $54,225      7.10% $179,821   7.42% $284,709   $287,159      7.12%
                        ========            =======            =======            ========         ========   ========

Subsidiary and Land Development Activities

         Farmers and Mechanics is generally permitted to invest an amount equal to 3% of its total assets in subsidiary service corporations with at least 1% of that investment in community reinvestment activities. Under such 3% limitation, at December 31, 1997, Farmers and Mechanics was authorized to invest up to approximately $18.8 million in the stock of or loans to its subsidiary service corporations. As of December 31, 1997, the net book value of the Bank's investment in stock, unsecured loans, and conforming loans in its subsidiaries was $1.1 million, all of which had been invested in the Bank's wholly owned subsidiary corporations, which were organized to engage in real estate development activities.

         Under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings associations are required to deduct from capital their investments in, and extensions of credit to, service corporations engaged in activities which are not permissible for national banks. The real estate development activities of the Bank's service corporation are not permissible for national banks. At December 31, 1997, the Bank's investment in and advances to subsidiaries engaged in non-permissible activities amounted to $976 thousand and was deducted from tangible, core and risk-based capital.

         Real estate held for development represents a high degree of credit risk because of the relatively long period of time needed to obtain necessary developmental approvals and the uncertainty of future market conditions. During the year ended December 31, 1997, the Bank recorded a $200 thousand provision for losses as a result of the loss on the sale of one of the land development properties. No provision for loss on real estate was recorded in 1996.

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

Deposit Activities and Other Sources of Funds

         General. Deposits are the major source of Farmers and Mechanics funds for lending and other investment purposes. In addition to deposits, Farmers and Mechanics derives funds from loan principal and interest repayments and prepayments, principal and interest payments on mortgage-backed securities and other investment securities, advances from the FHLB of New York and other borrowings (see "Borrowings"). Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

         Deposits. Deposits are attracted from within the Bank's primary market area of Burlington County, New Jersey, through the offering of a broad selection of deposit instruments including regular checking accounts, non-interest checking accounts, money market accounts, regular passbook accounts, certificates of deposit and IRA accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank is a member of an automated teller machine network.

         The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not have any brokered deposits and has no present intention to accept or solicit such deposits.

         Certificates of Deposit Maturity Schedule. The following table sets forth the amount and maturities of the Bank's certificates of deposit at December 31, 1997.

                   Less than    1 to       2 to       After
                     1 year    2 years    3 years    3 years     Total
                    --------   -------    -------    -------     ------
                                      (In Thousands)
 less than  4.00%   $ 15,032   $      3   $   --     $     10   $ 15,045
 4.01 - 6.00% ...     87,011     47,339     17,135     49,470    200,955
 6.01 - 8.00% ...        209         83      1,674     21,788     23,754
 8.01 - 10.00% ..       --         --         --        3,223      3,223
10.01 - 12.00% ..       --         --         --           73         73
                    --------   --------   --------   --------   --------

     Total ......   $102,252   $ 47,425   $ 18,809   $ 74,564   $243,050
                    ========   ========   ========   ========   ========



         Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

Maturity Period of Deposits                 Certificates of
---------------------------                 ---------------
                                                 Deposit
                                                 -------
                                              (In Thousands)
Three months or less................              $13,681
Three through six months............                2,901
Six through twelve months...........                4,196
Over twelve months..................                8,654
                                                   ------
     Total..........................              $29,432
                                                   ======

         Deposit Rate. The following table sets forth the distribution of the Bank's average balance of deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                       At December 31,
                               -------------------------------------------------------------------------------------------
                                                 1997                       1996                        1995
                               ------------------------------- -----------------------------  ----------------------------
                                                      Weighted                     Weighted                       Weighted
                                          Percent of  Average             Percent  Average              Percent    Average
                               Average       Total    Nominal   Average  of Total  Nominal   Average   of Total    Nominal
                               Balance     Deposits    Rate     Balance  Deposits   Rate     Balance   Deposits     Rate
                               -------     --------   ------    -------  --------  ------    -------   --------    -----
                                                                     (In Thousands)
Passbook and regular savings...  $ 73,802    15.6%      2.56%  $ 69,666     16.22%    2.52%  $ 66,798     15.93%     2.54%

Checking accounts..............    89,418    18.8        .92     72,427     16.87      .96     63,607     15.17      1.11

Money market deposit accounts..    59,797    12.6       2.72     57,399     13.37     2.65     58,990     14.06      2.66

Certificates of deposit........   243,381    51.3       5.32    228,974     53.32     5.30    229,103     54.63      5.21

Surrogate statement............     7,860     1.7       5.80        947       .22     6.12        896      0.21      6.10
                                  -------   -----       ----    -------    ------  -------    -------   -------   -------

  Total Deposits...............  $474,258  100.00%      3.74%  $429,413    100.00%    3.77%  $419,394    100.00%     3.81%
                                  =======  ======       ====    =======    ======     ====    =======    ======    ======

         Borrowings. Savings deposits are the primary source of funds for Farmers and Mechanics lending and investment activities and for its general business purposes. From time to time, however, the Bank has relied upon other borrowings to supplement its supply of lendable funds and to meet deposit withdrawal requirements.

         The FHLB functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, Farmers and Mechanics is required to own capital stock in the FHLB of New York and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to credit worthiness have been met. Under its current credit policies, the FHLB of New York limits advances to 30% of a member's assets. At December 31, 1997, the Bank had $24.5 million in FHLB advances outstanding at a weighted-average interest rate of 6.08%. The advances are collateralized by certain first mortgage loans.

         At December 31, 1997, the Bank had securities sold under the agreements to repurchase (repurchase agreements) in the aggregate amount of $60.0 million. The repurchase agreements are collateralized by U.S. Agency Notes and CMOs with a market value of $63.0 million.

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

Personnel

         As of December 31, 1997 the Corporation, including its subsidiaries, had 191 full-time employees and 161 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

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

         Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" as that term is defined in OTS regulations, of a federally-insured savings institution without giving at least 60 days written notice to the OTS and providing the OTS with an opportunity to disapprove the proposed acquisition. Such acquisitions of control may be disapproved if it is determined, among other things, that (i) the acquisition would substantially lessen competition; (ii) the financial condition of the acquiring person might jeopardize the financial stability of the savings institution or prejudice the interests of its depositors; or (iii) the competency, experience or integrity of the acquiring person or the proposed management personnel indicates that it would not be in the interest of the depositors or the public to permit the acquisitions of control by such person.

         Payment of Dividends. The Corporation's principal source of income is dividends to the extent declared and paid by the Bank. Therefore, restrictions on the Bank's ability to pay dividends may impact the Corporation's ability to pay dividends to stockholders.

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

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Corporation, the Bank and their operations.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority to suspend the deposit insurance of any savings association without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

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

         On January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, are expected to be annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed to the Bank substantially declined. The Bank's federal deposit insurance premium for the fiscal year ended December 31, 1997 was $233 thousand.

         In addition to federal deposit insurance premiums, savings institutions like the Bank are required by OTS regulations to pay assessments to the OTS to fund the operations of the OTS. The general assessment is paid on a semi-annual basis and is computed based on total assets of the institution, including subsidiaries.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to 3% of total adjusted assets and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank exceeded its minimum capital requirements with regulatory tangible, core and risk-based capital ratios of 7.05%, 7.05% and 15.85%, respectively, at December 1997.

         Savings associations with a greater than "normal" level of interest rate exposure will be subject to a deduction from total capital for purposes of calculating their risk-based capital requirement. Specifically, interest rate exposure will be measured as the decline in net portfolio value due to a 200 basis point decrease in market interest rates. The interest rate risk ("IRR") component to be deducted from total capital is equal to one-half the difference between an institution's measured exposure and the "normal" level of exposure which is defined as two percent of the estimated economic value of its assets.

         Dividend and Other Capital Distribution Limitations. Current OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Corporation and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Corporation. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank's Conversion.

         Current OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1997, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Finally, a savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be "undercapitalized".

         In January 1998, the OTS proposed amendments to its current regulations with respect to capital distributions by savings associations. Under the proposed regulation, savings associations that would remain at least adequately capitalized following the capital distribution and that meet other specified requirements, would not be required to file a notice or application for capital distributions (such as cash dividends) declared below specified amounts. Under the proposed regulation, savings associations which are eligible for expedited treatment under current OTS regulations are not required to file a notice or an application with the OTS if (i) the savings association would remain at least adequately capitalized following the capital distribution and (ii) the amount of the capital distribution does not exceed an amount equal to the savings association's net income for that year to date, plus the savings association's retained net income for the previous two years. Thus, under the proposed regulation, only undistributed net income for the prior two years may be distributed in addition to the current year's undistributed net income without the filing of an application with the OTS. Savings associations which do not qualify for expedited treatment or which desire to make a capital distribution in excess of the specified amount, must file an application with, and obtain the approval of, the OTS prior to making the capital distribution. Under certain other circumstances, savings associations will be required to file a notice with OTS prior to making the capital distribution. The OTS proposed limitations on capital distributions are similar to the limitations imposed upon national banks. The Bank is unable to predict whether or when the proposed regulation will become effective.

         Qualified  Thrift Lender Test.  HOLA requires  savings  institutions to meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 1997, the Bank was in compliance with its QTL requirement with 80.21% of its assets invested in QTIs.

         Loans-to-One Borrower. Under the HOLA, as amended, savings institutions are subject to the national bank limits on loans-to-one borrower. Generally, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. The Bank does not have any loans-to-one borrower which exceed these limits.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1997, the Bank had $3.6 million in FHLB stock, which was in compliance with this requirement.

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

         Proposed Legislation. Bills have been introduced to congressional committees that would consolidate the OTS with the Office of the Comptroller of the Currency ("OCC"). The resulting agency would regulate all federally chartered commercial banks and thrift institutions. In the event that the OTS is consolidated with the OCC, it is possible that the thrift charter could be eliminated and thrifts could be forced to convert to commercial banks. Under current law and regulations, a unitary savings and loan holding company, such as the Company, which has only one thrift subsidiary such as the Bank, has essentially unlimited investment authority. Legislation has also been proposed which, if enacted, would limit the non-banking related activities of savings and loan holding companies to those activities permitted for bank holding companies.

Item 2.  Properties
-------------------

         The Bank conducts its business through its two administrative offices located in Burlington, New Jersey and its 21 branch locations in Burlington County, New Jersey. All of the Bank's office and branch facilities are owned by the Bank, except for two branch office locations in Lumberton and Medford, New Jersey. Management of the Bank considers the physical condition of each of the Bank's administrative and branch offices to be good and adequate for the conduct of the Bank's business. The net book value of the Bank's investment in office property and equipment, including data processing equipment, totaled $15.7 million at December 31, 1997.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     Part II

Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

     The information contained under the section captioned "Stock Market Information" in the Corporation's 1997 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

         The information contained in the section captioned "Asset and Liability Management" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Corporation's financial statements listed in Item 14 herein are incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     The executive officers of the Corporation are as follows:

Name                                        Age(1)       Position
----                                        ------       --------

Charles B. Yates.......................       58         Chairman of the Board
Craig W. Yates.........................       55         President and Chief Executive Officer
Channing L. Smith......................       54         Vice President and Chief Financial
                                                         Officer
James E. Igo...........................       41         Senior Vice President and Chief
                                                         Lending Officer
Thomas M. Topley.......................       37         Senior Vice President and Corporate
                                                         Secretary

----------------
(1)  At December 31, 1997.

         The principal office of each executive officer is set forth below.

         Charles B. Yates has served as Chairman of the Board of the Corporation and the Bank since April 1994. Mr. Yates has been a private investor for seven years. He previously was president of Yates Industries, Inc., a New York Stock Exchange listed manufacturing company from 1967 to 1982. He was also Vice Chairman of Square D Corporation from 1982 to 1983 and served as Assemblyman and State Senator in the New Jersey Legislature from 1972 to 1982.

         Craig W. Yates serves as President and Chief Executive Officer of the Corporation and the Bank. He became a director of the Bank in January 1990 and President of the Corporation and the Bank on December 31, 1990. For the previous five years, Mr. Yates was a private investor. In his capacity as President, Mr. Yates is responsible for the operations of the Corporation pursuant to the policies and procedures adopted by the Board of Directors.

         Channing L. Smith has served as Vice President and Chief Financial Officer of the Corporation and the Bank since October 1994. In this capacity, he is responsible for the management of the accounting, treasury, investment, and human resources of the Bank. From April 1994 to October 1994, he served as controller of the Corporation and the Bank. From January 1990 to April 1993 he served as corporate Controller for Circuit Foil USA.

         James E. Igo has served as Senior Vice President and Senior Mortgage Lending Officer of the Corporation and the Bank since November 1991. In that capacity, he is responsible for overall loan production, credit quality, product development, loan servicing and the creation of lending policies and procedures. From September 1990 to November 1991, he served as the Vice President, Commercial Lending of the Corporation and the Bank. Prior to 1990, Mr. Igo was Senior Vice President and Senior Lending Officer for a commercial bank.

         Thomas M. Topley has served as Senior Vice President of Operations since April 1993 and as Corporate Secretary of the Corporation and the Bank since April 1992. In that capacity, he is responsible for corporate records, retail branch administration, data processing and accounting operations. From June 1990 to April 1993, Mr. Topley served as Vice President and Controller for the Bank.

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

                                     Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K*
------------------------------------------------------------------

         (a)      The following documents are filed as part of this report:

                  1. The following financial statements and the report of independent auditors of the Registrant included in the Registrant's 1997 Annual Report to Stockholders are incorporated herein by reference and also in Item 8 hereof.

                           (a)      Report of Coopers & Lybrand L.L.P.

                           (b) Consolidated Statements of Financial Condition as of December 31, 1997 and 1996

                           (c) Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

                           (d) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                           (e)      Consolidated   Statements   of   Changes  in
                                    Stockholders'  Equity  for the  years  ended
                                    December 31, 1997, 1996 and 1995

                           (f)      Notes to Consolidated Financial Statements

                  2. No financial statement schedules are provided herein because the required information is either not applicable, not required or is shown in the consolidated financial statements or in the notes thereto.

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

                           10.1 Stock Option and Incentive Plan(Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-24340).

                           13       1997 Annual Report to Stockholders

                           21       Subsidiaries of the Registrant

                           23       Consent of Independent Auditors

                           27       Financial Data Schedule

         (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.
-------------------
* Incorporated by reference from the Registrant's 1997 Annual Report to Stockholders attached hereto as Exhibit 13.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FMS FINANCIAL CORPORATION

Date:  March 30, 1998                   By: /s/ Craig W. Yates
      ---------------------------           ------------------------------------
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

        Signatures                                         Dated

/s/ Charles B. Yates                                    March 30, 1998
------------------------------------------         -----------------------------
Charles B. Yates
Chairman of the Board

/s/ Craig W. Yates                                      March 30, 1998
------------------------------------------         -----------------------------
Craig W. Yates
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ George J. Barber                                    March 30, 1998
------------------------------------------         -----------------------------
George J. Barber, Director

/s/ Channing L. Smith                                   March 30, 1998
------------------------------------------         -----------------------------
Channing L. Smith
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Edward J. Statts, Jr.                               March 30, 1998
------------------------------------------         -----------------------------
Edward J. Staats, Jr., Director

/s/ Wayne H. Page                                       March 30, 1998
------------------------------------------         -----------------------------
Wayne H. Page, Director

/s/ James C. Lignana                                    March 30, 1998
------------------------------------------         -----------------------------
James C. Lignana, Director

/s/ Dominic W. Flamini                                  March 30, 1998
------------------------------------------         -----------------------------
Dominic W. Flamini, Director

/s/ Vincent R. Farias                                   March 30, 1998
------------------------------------------         -----------------------------
Vincent R. Farias, Director

                                INDEX TO EXHIBITS




EXHIBIT
-------

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

13            1997 Annual Report to Stockholders

21            Subsidiaries of the Registrant.

23            Consent of Independent Auditors

27            Financial Data Schedule