Form 10-Q
period 1998-03-31
FMS FINANCIAL CORP
filed 1998-05-13
CIK 839845

SECURITIES AND EXCHANGE COMMISSION


                     WASHINGTON, D.C. 20549


                            FORM 10-Q

(Mark One)

  X       Quarterly report pursuant to section 13 or 15(d) of the Securities

          Exchange Act of 1934

          For the quarterly period ended March 31, 1998

                               OR

          Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


                 Commission file number 0-17353

                    FMS FINANCIAL CORPORATION

     (Exact name of registrant as specified in its charter)

New Jersey                                         22-2916440
-------------------------------                 -------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

3 Sunset Road, Burlington, New Jersey                    08016
----------------------------------------               ---------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:(609) 386-2400

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X    NO     .



     As of March 31, 1998 there were issued and outstanding 2,616,420 shares and 2,394,612 shares, respectively of the registrant's Common Stock, par value $.10 per share.

            FMS FINANCIAL CORPORATION AND SUBSIDIARY


                 QUARTERLY  REPORT ON FORM 10-Q


                         MARCH 31, 1998


                        TABLE OF CONTENTS


                                                                          PAGE

PART I - FINANCIAL INFORMATION


     Item 1 - Financial Statements

        Consolidated Statements of Financial Condition as of
             March 31, 1998 (unaudited) and December 31, 1997 ............. 1

        Consolidated Statements of Income (unaudited)
             for the three months ended
             March 31, 1998 and March 31,1997.............................. 2

        Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 1998 and March 31, 1997.. 3

        Consolidated Statements of Changes in Stockholders' Equity for the
             three months ended March 31, 1998 (unaudited)................. 4

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations............... 5-16


     Item 3 - Disclosure About Market Risk................................. 17



PART II - OTHER INFORMATION


     Item 1 - Legal Proceedings............................................ 18

     Item 2 - Changes in Securities........................................ 18

     Item 3 - Defaults Upon Senior Securities.............................. 18

     Item 4 - Submission of Matters to a Vote of Security Holders.......... 18

     Item 5 - Other Information.............................................18

     Item 6 - Exhibits and Reports on Form 8-K..............................18

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 MARCH 31, 1998    DECEMBER 31, 1997
                                                                                 --------------    -----------------
                                                                                  (UNAUDITED)
ASSETS
 Cash and amounts due from depository institutions                                 $  8,274,158    $ 11,637,181
 Interest-bearing deposits                                                            1,986,064         826,823
 Federal funds sold                                                                   1,400,000               0
 Short term funds                                                                     1,347,069         167,618
                                                                                     ----------     -----------
   Total cash and cash equivalents                                                   13,007,291      12,631,622
 Investment securities held to maturity                                             130,988,114     112,349,476
 Investment securities available for sale                                           101,987,874      80,338,661
 Loans, net                                                                         299,404,431     302,831,031
 Mortgage-backed securities held to maturity                                         92,888,514      92,020,517
 Accrued interest receivable:
   Loans                                                                              1,729,606       1,750,966
   Mortgage-backed securities                                                           707,160         715,981
   Investments                                                                        2,398,288       1,934,925
 Federal Home Loan Bank stock                                                         4,861,400       3,630,800
 Real estate held for development, net                                                  644,487         644,487
 Real estate owned,  net                                                                510,708         446,361
 Office properties and equipment, net                                                15,735,334      15,692,055
 Deferred income taxes                                                                1,651,436       1,507,307
 Excess cost over fair value of net assets acquired                                     393,325         469,444
 Prepaid expenses and other assets                                                    1,347,178       1,061,125
 Subordinated Debentures issue cost, net                                                364,124         378,460
                                                                                   ------------    ------------
TOTAL ASSETS                                                                       $668,619,270    $628,403,218
                                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY



Liabilities:
 Deposits                                                                    $      509,805,680 $   489,439,980
 Securities sold under agreements to repurchase                                      80,000,000      60,000,000
 Advances from the Federal Home Loan Bank                                            22,146,476      24,496,476
 10% Subordinated Debentures, due 2004                                               10,000,000      10,000,000
 Guarantee of employee stock ownership plan debt                                         16,986          33,481
 Advances by borrowers for taxes and insurance                                        2,329,467       2,192,541
 Accrued interest payable                                                             1,138,288       1,114,304
 Dividends payable                                                                      167,623         167,154
 Other liabilities                                                                    3,246,434       2,043,465
                                                                                    -----------     -----------
Total liabilities                                                                   628,850,954     589,487,401
                                                                                    -----------     -----------

Commitments and contingencies
Stockholders' Equity:
 Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
 Common stock - $.10 par value 10,000,000 shares authorized; shares issued 2,616,420 and 2,604,370 and shares outstanding 2,394,612 and
   2,387,916 as of March 31, 1998 and December 31, 1997, respectively                   261,642         260,437
 Paid-in capital in excess of par                                                     8,464,656       8,419,167
 Unrealized (loss)/gain on securities available for sale - net of deferred             (43,942)          53,955
 income taxes
 Guarantee of employee stock ownership plan debt                                       (16,986)        (33,481)
 Retained earnings                                                                   34,479,318      33,406,060
 Less:  Treasury stock (221,808 and 216,454 shares, at cost, as of
   March 31, 1998 and December 31, 1997, respectively)                              (3,376,372)     (3,190,321)
                                                                                    -----------     -----------
Total stockholders' equity                                                           39,768,316      38,915,817
                                                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $668,619,270    $628,403,218
                                                                                   ============    ============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31
                                                                       ----------------------
                                                                       1998             1997
                                                                       ----------------------
                                                                               (Unaudited)
INTEREST  INCOME:
 Interest income on:
 Loans                                                              $ 6,089,704     $ 6,219,114
 Mortgage-backed securities                                           1,655,563       1,847,731
 Investments                                                          3,678,814       1,677,424
                                                                     ----------       ---------
Total interest income                                                11,424,081       9,744,269
                                                                     ----------       ---------

INTEREST EXPENSE:
Interest expense on:
 Deposits                                                             4,434,238       4,291,074
 Subordinated Debentures                                                264,337         264,337
 Borrowings                                                           1,437,056         423,200
                                                                      ---------       ---------
Total interest expense                                                6,135,631       4,978,611
                                                                      ---------       ---------

NET INTEREST INCOME                                                   5,288,450       4,765,658
PROVISION FOR LOAN LOSSES                                                60,000          30,000
                                                                      ---------       ---------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                   5,228,450       4,735,658
                                                                      ---------       ---------

OTHER INCOME (EXPENSE):
 Loan service charges and other fees                                     36,908          50,391
 Real estate owned operations, net                                      (27,033)        (39,080)
 Service charges on accounts                                            593,865         549,952
 Other income                                                             1,509          21,082
                                                                      ---------        --------
Total other income (expense)                                            605,249         582,345
                                                                      ---------        --------

OPERATING EXPENSES:
 Salaries and employee benefits                                       2,319,797       1,884,635
 Occupancy and equipment                                                720,007         673,942
 Purchased services                                                     301,582         233,006
 Federal deposit insurance premiums                                      72,801          15,781
 Professional fees                                                      102,972          71,843
 Advertising                                                             40,737          23,864
 Other                                                                  334,606         301,164
                                                                      ---------       ---------
Total operating expenses                                              3,892,502       3,204,235
                                                                      ---------       ---------
INCOME BEFORE INCOME TAXES                                            1,941,197       2,113,768

INCOME TAXES:
Current                                                                 746,587         703,980
Deferred                                                               (46,271)          61,820
                                                                      ---------        --------
Total income taxes                                                      700,316         765,800

NET INCOME                                                           $1,240,881      $1,347,968
                                                                     ==========      ==========


 BASIC EARNINGS PER COMMON SHARE                                         $0.52            $0.56
                                                                         =====            =====

 DILUTED EARNINGS PER COMMON SHARE                                       $0.51            $0.55
                                                                         =====            =====


 Weighted average common shares outstanding
                                                                      2,392,242       2,391,462
 Potential dilutive effect of the exercise of                            45,166          56,947
   stock options                                                      ---------       ---------
 Adjusted weighted average common shares                              2,437,408       2,448,409
   outstanding                                                        =========       =========


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                          --------------------
                                                                          1998           1997
                                                                          --------------------
                                                                               (Unaudited)
OPERATING ACTIVITIES:
Net income                                                              $ 1,240,881   $ 1,347,968
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                    60,000        30,000
Depreciation and amortization                                               470,344       419,975
Provision for real estate owned                                              24,319        33,000
Realized (gains) and losses on:
 Sale of loans and loans held for sale                                        (145)         (226)
 Disposal and sale of fixed assets                                                0         1,484
 Sale of real estate owned                                                 (17,565)             0
Increase in accrued interest receivable                                   (433,182)      (40,464)
Increase in prepaid expenses and other assets                             (286,053)     (236,154)
Increase (Decrease) in accrued interest payable                              23,984     (204,303)
Increase in other liabilities                                             1,202,969       758,270
Provision for deferred income taxes                                        (89,109)        61,820
                                                                          ---------     ---------
 Net cash provided by operating activities                                2,196,443     2,171,370
                                                                          ---------     ---------

INVESTING ACTIVITIES:
Proceeds from sale of:
 Education loans                                                            151,185       104,945
 Real estate owned                                                          245,848             0
 Office property and equipment                                                    0         2,277
Proceeds from maturities of investment securities held to maturity       83,642,082    50,642,549
Principal collected and proceeds from sale of investment                 19,137,407     3,495,120
securities available for sale
Principal collected and proceeds from sale of mortgage-backed             6,187,753     5,485,477
securities held to maturity
Principal collected on loans, net                                        14,208,928     9,235,750
Longer-term loans originated or acquired, net                          (11,287,897)  (12,668,301)
Purchase of investment securities and mortgage-backed securities      (109,370,061)  (59,113,959)
held to maturity
Purchase of investment securities and mortgage-backed securities       (41,009,945)  (13,643,271)
available for sale
Purchase of Federal Home Loan Bank stock                                (1,230,600)      (10,200)
Purchase of office property and equipment                                 (341,589)     (136,547)
                                                                       ------------  ------------
 Net cash used by investing activities                                 (39,666,889)  (16,606,160)
                                                                       ------------  ------------

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                     14,611,346     8,992,513
Net increase in time deposits                                             5,754,354     5,465,848
Net decrease in FHLB advances                                           (2,350,000)   (4,300,000)
Proceeds from securities sold under agreements to repurchase             20,000,000             0
Increase in advances from borrowers for taxes and insurance                 136,926       202,382
Purchase of treasury stock                                                (186,051)     (126,036)
Dividends paid on common stock                                            (167,154)     (119,635)
Net proceeds from issuance of common stock                                   46,694             0
                                                                         ----------    ----------
 Net cash provided by financing activities                               37,846,115    10,115,072
                                                                         ----------    ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            375,669   (4,319,718)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           12,631,622     9,919,549
                                                                       ------------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $13,007,291    $5,599,831
                                                                       ============   ===========

Supplemental Disclosures:
 Cash paid for:
   Interest on deposits, advances, and other borrowings            $      6,111,647 $   5,182,914
   Income taxes                                                             445,787       269,575
 Non-cash investing and financing activities:
   Dividends declared and not paid at quarter end                           167,623       119,635
   Non-monetary transfers from loans to real estate acquired
   through foreclosure                                                      316,949             0

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                          ACCUMULATED  GUARANTEE OF
                                                            OTHER       EMPLOYEE                             TOTAL
                   COMMON SHARES    COMMON    PAID-IN    COMPREHENSIVE    STOCK     RETAINED   TREASURY   STOCKHOLDERS'
                    OUTSTANDING     STOCK     CAPITAL        INCOME     OWNERSHIP   EARNINGS    STOCK        EQUITY
----------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 1997    2,387,916   $260,437  $8,419,167     $53,955    $(33,481)  $33,406,060 $(3,190,321) $38,915,817
Net Income                                                                          1,240,881                1,240,881
Other comprehensive income,
net of tax of $55,020
 Unrealized loss on securities
 available for sale                                         (97,897)                                           (97,897)
                                                                                                             ----------
Total comprehensive income                                                                                   1,142,984
Dividends declared                                                                   (167,623)                (167,623)
Decrease in guarantee of
employee stock ownership plan debt                                       16,495                                 16,495

Exercise of stock options  12,050     1,205      45,489                                                         46,694
Purchase of common stock   (5,354)                                                               (186,051)    (186,051)
-----------------------------------------------------------------------------------------------------------------------
Balances at
  March 31, 1998        2,394,612  $261,642  $8,464,656    $(43,942)   $(16,986)   $34,479,318 $(3,376,372) $39,768,316
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
        MARCH 31, 1998 AND 1997.

FMS Financial Corporation (the "Corporation") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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


GENERAL
FMS Financial Corporation is the parent company of Farmers & Mechanics Bank ("the Bank"), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full fiscal year.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles.

YEAR 2000
The Year 2000 issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g."98" for "1998").Software so developed could produce inaccurate or unpredictable results upon the change to January 1, 2000, when current and future dates represent a lower two digit year number than dates in the prior century.The Bank, similar to most financial institutions, is significantly subject to the potential impact of the "Year 2000 issue" due to the nature of financial information. Potential impact to the Bank may arise from software, hardware, and equipment both within the Bank's direct control and outside of the Bank's ownership,yet with which the Bank electronically or operationally interfaces (e.g. vendors providing credit bureau information). The Bank has a year 2000 compliance program in place to ensure that all software applications will be year 2000 certified compliant. Management expects that it will be able to satisfy year 2000 compliance issues by the end of 1998. Management intends to perform testing on all systems throughout 1998 and 1999. The Bank does not expect that the costs of its year 2000 compliance program will be material to its financial condition or results of operations. Non-compliance with the year 2000 issue could have an adverse affect on the operations of the business.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1996,the FASB issued the Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilites" for which certain provisions were applicable January 1, 1997. This statement was amended by Statement of Financial Accounting Standards No. 127 (SFAS No. 127) "Deferral of the Effective Date of Certain Provisions of FASB No. 125" which deferred the effective date of a portion of SFAS No. 125 until January 1, 1998. The Corporation adopted SFAS No. 127 on January 1, 1998.This statement provides new conditions that must be met in order for a transaction to qualify for secured borrowing accounting treatment. The Corporation's securities puchased under agreements to resell (reverse repurchase agreements) continue to qualify as secured borrowing transactions under SFAS No.
125. Therefore, the adoption of SFAS No. 125 did not have a material effect on the financial position or results of operations of the Corporation.

In June 1997, the FASB issued Statement of Financial Accounting Standards No.130 (SFAS No. 130), "Reporting Comprehensive Income" which was effective for the Corporation beginning January 1, 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement was adopted by the Corporation during the first quarter of 1998 by including comprehensive income in the consolidated Statement of Changes in Stockholders' Equity.The adoption of this statement did not have a material effect on the financial position or results of operation of the Corporation.

EARNING PER SHARE
Statement of Financial Accounting Standards No. 128 (SFAS No. 128),"Earnings per share" requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. The Corporation has presented both basic and diluted earnings per share as well as the reconciliation of the denominator in the consolidated statement of operations.

On April 28, 1998, the Board of Directors of the Corporation declared a three-for-one stock split for shareholders of record on July 1, 1998 payable on July 14, 1998. The number of shares, stock options and per share amounts of the Corporation's common stock were not retroactively adjusted as the ex-dividend date is after the release of the financial statements. Basic and diluted earnings per share would have been $.17 per share for the three months ended March 31, 1998 and $.19 per share and $.18 per share, respectively for the three months ended March 31, 1997 had the amounts been retroactively adjusted for the three-for-one stock split based on the current outstanding shares.

FINANCIAL CONDITION -

TOTAL ASSETS - at March 31, 1998 were $668.6 million as compared with total assets at December 31, 1997 of $628.4 million.

INVESTMENT SECURITIES HELD TO MATURITY - increased $18.7 million to $131.0 million at March 31, 1998 from $112.3 million at December 31, 1997 due to the net purchase of $12.8 million in U.S. Agency notes and $5.8 million in Reverse Repurchase Agreements during the three months ended March 31, 1998. Investment securities held to maturity at March 31, 1998 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 1998 and December 31, 1997 follows:

                                                   MARCH 31, 1998                   December 31, 1997
                         ---------------------------------------------------------------------------------
                                           GROSS        GROSS       ESTIMATED                Estimated
                            AMORTIZED    UNREALIZED  UNREALIZED      MARKET      Amortized     Market
                              COST         GAINS       LOSSES         VALUE        Cost         Value
                         ---------------------------------------------------------------------------------
U. S. Gov't Agencies      $ 92,169,695    $163,565   $(21,835)  $ 92,311,425  $ 79,347,265  $ 79,497,591
Reverse Repurchase          36,001,611           0          0     36,001,611    30,185,402    30,185,402
Municipal bonds              2,801,808      13,260          0      2,815,068     2,801,809     2,816,418
U. S. Treasury                  15,000           0       (500)        14,500        15,000        14,500
                         ----------------------------------------------------------------------------------
Total                     $130,988,114    $176,825   $(22,335)  $131,142,604  $112,349,476  $112,513,911
                         ----------------------------------------------------------------------------------


INVESTMENT SECURITIES AVAILABLE FOR SALE - increased $21.7 million to $102.0 million at March 31, 1998 from $80.3 million at December 31, 1997 as a result of the net purchase of $21.6 million of CMOs and $8.2 million in U.S. Agency notes, partially offset by $8.1 million in principal paydowns on CMOs and REMICs. Investment securities available for sale at March 31, 1998 consisted of $96.1 million in fixed rate securities and $5.9 million in adjustable rate securities. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 1998 and December 31, 1997 follows:

                                        MARCH 31, 1998                          December 31, 1997
                       --------------------------------------------------------------------------------
                                      GROSS      GROSS       ESTIMATED                      Estimated
                        AMORTIZED  UNREALIZED  UNREALIZED      MARKET        Amortized       Market
                          COST        GAINS      LOSSES        VALUE            Cost          Value
                      ---------------------------------------------------------------------------------
U. S. Gov't Agencies  $ 16,055,473    $21,676  $ (35,256)   $ 16,041,893    $ 7,850,135     $ 7,870,581
CMOs                    75,946,972    208,277    (64,301)     76,090,948     62,033,734      62,270,124
REMICs                  10,056,443      6,072   (207,482)      9,855,033     10,372,889      10,197,956
                       ---------------------------------------------------------------------------------
Total                 $102,058,888   $236,025  $(307,039)   $101,987,874    $80,256,758     $80,338,661
                      ----------------------------------------------------------------------------------

LOANS RECEIVABLE AND LOANS HELD FOR SALE - decreased $3.4 million to $299.4 million at March 31, 1998 from $302.8 million at December 31, 1997. This decrease was the result of approximately $14.2 million of principal collected on loans, partially offset by $11.3 million of loans originated during the three months ended March 31, 1998. The following tables set forth certain information concerning the loan portfolio at the dates indicated. Table 1 shows loans receivable by major categories. Table 2 shows past due impaired loans by major categories.

Table 1
Loans Receivable                   MARCH 31, 1998  December 31, 1997
                                   --------------  -----------------
Mortgage loans ( 1-4  dwelling)      $250,050,262    $253,000,504
Construction loans                      2,606,068       3,257,798
Commercial construction                 2,683,088       2,385,192
Consumer loans                          3,749,637       3,609,033
Commercial real estate                 42,637,284      42,974,261
Commercial business                     1,869,465       1,712,099
                                      -----------     -----------
Subtotal                              303,595,804     306,938,887
Less:                                 -----------     -----------
    Deferred loan fees                  1,000,708         970,075
    Allowance for possible
     loan losses                        3,190,665       3,137,781
                                     ------------    ------------
Net Loans Receivable                 $299,404,431    $302,831,031
                                     ============    ============


Table 2
Impaired Loans                      MARCH 31,1998    December 31,1997
                                    -------------    ----------------

Impaired loans - non-accrual:
Mortgage loans:
   One-to-four family                  $1,776,131      $2,394,052
   Commercial real estate               1,129,316       1,163,051
Consumer and other                         75,891          80,184
                                       ----------      ----------
Total impaired loans                   $2,981,338      $3,637,287
                                       ==========      ==========



At March 31, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.0 million of which $1.5 million related to loans that were individually measured for impairment with a valuation allowance of $363 thousand and $1.5 million of loans that were collectively measured for impairment with a valuation allowance of $72 thousand. For the three months ended March 31, 1998, the average recorded investment in impaired loans was approximately $3.2 million. The Bank recognized $24 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $3.2 million in total reserves for possible loan losses at March 31, 1998, representing approximately 107% of non-accrual loans and 1% of total loans.

As of March 31, 1998 the Bank had outstanding loan commitments of $27.8 million, of which $20.4 million represented variable rate loans and $7.4 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and if necessary the sale of investment securities available for sale.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY - increased $868 thousand to $92.9 million at March 31, 1998 from $92.0 million at December 31, 1997. The increase is the result of the purchase of $6.9 million in GNMA fixed rate securities, partially offset by $6.2 million in principal repayments. Mortgage-backed securities at March 31, 1998 consisted of $67.7 million in fixed rate securities and $25.2 million in adjustable rate securities. A comparison of cost and appropriate market values of mortgage-backed securities at March 31, 1998 and December 31, 1997 are summarized below:

                              MARCH 31, 1998                          December  31, 1997
            ---------------------------------------------------------------------------------
                            GROSS      GROSS
              AMORTIZED   UNREALIZED  UNREALIZED  ESTIMATED       Amortized       Estimated
                 COST       GAINS      LOSSES    MARKET VALUE        Cost        Market Value
            ----------------------------------------------------------------------------------
GNMA         $28,035,612 $  785,712  $(13,730)   $28,807,594     $22,586,373      $23,371,522
FNMA          33,728,918    502,862   (44,895)    34,186,885      35,648,943       36,198,921
FHLMC         30,775,283    758,800   (29,995)    31,504,088      33,379,272       34,324,036
Private          348,701      2,624          0       351,325         405,929          412,150
            ---------------------------------------------------------------------------------

Total        $92,888,514 $2,049,998  $(88,620)   $94,849,892     $92,020,517      $94,306,629
            ----------------------------------------------------------------------------------


REAL ESTATE HELD FOR DEVELOPMENT - remained stable at $644 thousand at March 31, 1998 compared to December 31, 1997. The Bank has ceased making any new investments in real estate held for development projects and has limited any additional investments to those investments which are necessary to preserve and protect the existing asset so that it may be liquidated as soon as practical. Management believes that divestiture of its present land investment may take several years, depending on market conditions. Management will continue to monitor the net realizable value of its real estate investment. At March 31, 1998, the Bank's investment in and advances to subsidiaries engaged in land development was fully deducted from core, tangible, and risk-based capital.

REAL ESTATE OWNED - consisted of properties with a net book value of $511 thousand. These properties are carried at the lower of book value or estimated net realizable value (fair market value less estimated costs to sell) and are analyzed by management on a periodic basis. Real estate owned at March 31, 1998 is comprised of (i) two residential single family homes, (ii) 18 acres of land which is zoned for the construction of 109 townhouses and (iii) two residential condominiums located in Burlington County. The Bank is currently seeking buyers for all of these properties.

ASSET CLASSIFICATIONS - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets decreased $623 thousand to $7.2 million during the three months ended March 31, 1998 resulting from a decrease in one-to-four family of $620 thousand and commercial loans of $63 thousand, partially offset by an increase in real estate owned of $64 thousand.
 The following table sets forth information with respect to the Bank's classified assets at the dates indicated:

                                   MARCH 31, 1998  December 31, 1997
Classified Assets:
Substandard Loans:
  One-to-four family                  $1,999,844    $2,619,491
  Commercial real estate               3,939,287     4,002,504
  Consumer and other                      75,891        80,184
                                      ----------    ----------
   Total loans                         6,015,022     6,702,179

Real estate held for development, net    644,487       644,487
Real Estate Owned, net                   510,708       446,361
                                      ----------    ----------
   Total Substandard                   7,170,217     7,793,027
                                      ----------    ----------

   Doubtful loans                              0             0
                                      ----------    ----------
Total Doubtful                                 0             0
                                      ----------    ----------

   Loss - Commercial Real Estate          15,242        15,242
                                      ----------    ----------
Total Loss                                15,242        15,242
                                      ----------    ----------
TOTAL CLASSIFIED ASSETS               $7,185,459    $7,808,269
                                      ----------    ----------




DEPOSITS - increased $20.4 million to $509.8 million at March 31, 1998 from $489.4 million at December 31, 1997 as a result of an increase in saving accounts of $7.4 million, certificate of deposits of $5.8 million, non-interest checking accounts of $3.5 million and checking accounts of $2.9 million. Deposits in the new branch opened during the first quarter of 1998 totaled 804 new accounts for a total of $1.3 million at March 31, 1998. Interest credited to depositors accounts for the three months ended March 31, 1998 amounted to $3.9 million. The following table set forth certain information concerning deposits at the dates indicated:

                               MARCH 31, 1998               December 31, 1997
                      -------------------------------------------------------------
                                   PERCENT   WEIGHTED              Percent Weighted
                                   OF TOTAL  AVERAGE              of Total Average
                        AMOUNT     DEPOSITS    RATE      Amount   Deposits   Rate
                      -------------------------------------------------------------
Non-interest checking $53,385,659   10.47%    0.00%    $49,875,981   10.19%   0.00%
Checking accounts      57,607,118   11.30%    1.84%     54,688,332   11.17%   1.69%
Savings accounts       91,207,910   17.90%    2.87%     83,824,897   17.13%   2.87%
Money market accounts  58,800,913   11.53%    2.73%     58,001,044   11.85%   2.72%
Certificates          248,804,080   48.80%    5.34%    243,049,726   49.66%   5.32%
                      -------------------------------------------------------------
Total Deposits       $509,805,680  100.00%    3.64%   $489,439,980  100.00%   3.74%
                      -------------------------------------------------------------

BORROWINGS - at March 31, 1998 amounted to $112.2 million. Borrowings included $10.0 million of 10% Subordinated Debentures, $80.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.57%, $22.1 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.99%, and $17 thousand in the guarantee of Employee Stock Ownership Plan debt. At December 31, 1997 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $60.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.72%, $24.5 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.08% and $33 thousand in the guarantee of Employee Stock Ownership Plan debt.

There are three (3) standards that a savings association must satisfy in order to meet its capital requirements under ''FDICIA''. The requirements include a leverage ratio of tier 1 (core) capital to adjusted total assets of 4.0 percent, a tangible capital standard requirement of 2.0 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. If a savings association is not in compliance with applicable capital standards, the Office of Thrift Supervision (OTS) can restrict the association's asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS. At March 31, 1998 the Bank exceeds all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 6.72%, 6.72%, and 15.56%, respectively.


RESULTS OF OPERATIONS -
GENERAL

The earnings of the Bank depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is a function of the interest rate spread (the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities) as well as the average balance of interest earning-assets as compared to interest-bearing liabilities. Net income is also affected by the provisions for loan losses and real estate owned, non-interest income, such as gains (losses) on sales of loans and investments, service charges and other fees. In addition to interest expense, the Bank incurs operating expenses such as salaries and employee benefits, deposit insurance premiums, depreciation, occupancy and equipment expense and purchased services expense.

The Corporation recorded net income for the three months ended March 31, 1998 of $1.2 million, or 51 cents diluted earnings per share as compared to $1.3 million, or 55 cents diluted earnings per share for the comparable period in 1997.

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

The following table sets forth the Bank's weighted-average yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:


                                           Three Months Ended
                                              March 31,
                                          -------------------
                                              1998    1997
                                          -------------------
Interest-Earning Assets

Weighted-Average Yields Earned on:
  Loans, net                                  8.00%    7.99%
  Mortgage-Backed Securities                  7.26      7.18
  Investment Securities                       6.65      6.70
                                              -----    -----
  Total Interest-Earning Assets               7.41      7.57
                                              -----    -----
Interest-Earning Liabilities

Weighted-Average Interest Rates Paid on:
  Deposits                                    3.68      3.77
  Borrowings                                  5.72      5.97
  Subordinated Debentures                    10.56     10.56
                                             -----     -----
  Total Interest-Bearing Liabilities          4.14      4.04
                                             -----     -----

Weighted-Average Interest Rate Spread         -----    -----
  for the Period                              3.27%    3.53%
                                              -----    -----

AVERAGE BALANCE OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table sets forth the Bank's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:


                                                  Three Months Ended
                                                       March 31,
                                             ----------------------------
                                               1998                1997
                                             ----------------------------
                                                     (In Thousands)
Average Interest-Earning Assets:
  Loans, net                                  $304,492             $311,403
  Mortgage-Backed Securities                    91,173              102,960
  Investment Securities                        221,298              100,178
                                              --------             --------
  Total                                        616,963              514,541
                                              --------             --------

Average Interest-Bearing
Liabilities:
  Deposits                                     489,099              461,524
  Borrowings                                   101,924               28,751
  Subordinated Debentures                       10,000               10,000
                                               -------              -------
  Total                                        601,023              500,275
                                               -------              -------
Excess of Interest-Earning Assets
  over Interest-Bearing Liabilities           $ 15,940             $ 14,266
                                              ========             ========



RATE/VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume, (ii) changes in rate and (iii) total changes in rate and volume (the combined effect of changes in both volume and rate, not separately identified, has been allocated to rate).
                                          Three Months Ended
                                              March 31,
                                        1998 compared to 1997
                                     -------------------------------
                                     Increase (Decrease) due to:
                                       Rate      Volume       Total
                                     -------------------------------
                                               (In Thousands)
Interest income:
  Loans receivable                     $  9      $ (138)    $  (129)
  Mortgage-backed securities             19        (212)       (193)
  Investment securities                 (26)       2,028      2,002
                                     -------------------------------

   Total change - interest income         2       1,678      1,680
                                     -------------------------------
Interest expense:
  Deposits                            (113)         256        143
  Borrowings                           (63)       1,077      1,014
  Subordinated Debentures                0            0          0
                                     -------------------------------

   Total change - interest expense    (176)       1,333      1,157
                                     -------------------------------

Net change in net interest income    $ 178       $  345     $  523
                                     ===============================

NET INTEREST INCOME - the increase in net interest income for the three months ended March 31, 1998 of $523 thousand was primarily due to an increase in interest income of $1.7 million, partially offset by an increase in interest expense of $1.2 million.

The increase in interest income was primarily the result of an increase in interest income on investment securities of $2.0 million. The average balance of the investment portfolio increased $121.1 million to $221.3 million for the three months ended March 31, 1998 from $100.2 million for the same period in 1997, which resulted in a volume increase in interest income of $2.0 million. The average balance increase was due to the net purchases of $56.9 million of CMOs, $52.9 million of U.S. Agency notes and $11.4 million of reverse repurchase agreements since March 31, 1997. The average yield on the investment portfolio decreased 5 basis points to 6.65% for the three months ended March 31, 1998 from 6.70% during the three months ended March 31, 1997, which resulted in a decrease of $26 thousand in interest income due to rate changes.

The increase in interest expense was primarily the result of an increase in interest expense on borrowings of $1.0 million. The average balance of borrowings increased $73.2 million to $101.9 million for the three months ended March 31, 1998 from $28.8 million for the three months ended March 31, 1997. Securities sold under the agreement to repurchase (repurchase agreements) increased $80.0 million. The repurchase agreements have maturity dates ranging from four to ten years with call dates ranging from thirty months to five years and an average rate of 5.57%.

PROVISION FOR LOAN LOSSES - for the first quarter of 1998 was $60 thousand compared to $30 thousand for the same period in 1997. At March 31, 1998 the allowance for possible loan losses amounted to $3.2 million or 1.05% of the total loans compared to $2.8 million or .90% of the total loans at March 31, 1997. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loans losses will not increase or be necessary. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

REAL ESTATE OWNED OPERATIONS, NET - for the first quarter of 1998 totaled $27 thousand of expense as compared to $39 thousand of expense for the same period in 1997. The decrease is primarily the inclusion of a $15 thousand gain on the sale of a property during the first quarter of 1998.

OPERATING EXPENSES - for the first quarter of 1998 amounted to $3.9 million, as compared to $3.2 million for the same period in 1997.

SALARIES AND EMPLOYEE BENEFITS - for the first quarter of 1998 were $2.3 million, as compared to $1.9 million for the same period in 1997. The increase was due to additional staff in the three new branches opened since the first quarter of 1997 as well as an increase in branch staff for additional operating hours, principally for extended weekday hours until 9:00 p.m. Average full time equivalent employees for the quarter ended March 31, 1998 were 323 as compared to 239 for the quarter ended March 31, 1997.

OCCUPANCY AND EQUIPMENT - for the first quarter of 1998 amounted to $720 thousand, compared to $674 thousand for the same period of 1997. The increase is the result of additional depreciation and occupation expenses on the three new branches opened since the first quarter of 1997 as well as other facility improvements and equipment additions between the quarters ended March 31, 1998 and March 31, 1997.

PURCHASED SERVICES - for the first quarter of 1998 amounted to $302 thousand, compared to $233 thousand for the same period in 1997. MAC charges increased $22 thousand and check processing costs increased $19 thousand as a result of higher transaction volume and an increase in the number of checking accounts.

FEDERAL INSURANCE PREMIUM - amounted to $73 thousand in the first quarter of 1998, as compared to $16 thousand for the same period in 1997. The increase was due to an assessment refund of $53 thousand during the first quarter of 1997 as a result of the SAIF recapitalization.

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid assets", which include obligations of the United States government and federal agencies and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. The Bank has generally maintained liquidity in excess of required levels. The Bank's regulatory liquidity was 12.56% at March 31, 1998 and 11.46% at December 31, 1997.

ITEM 3: DISCLOSURE ABOUT MARKET RISK

MARKET RISK
The Bank's financial performance is impacted by, among other factors, interest rate risk. Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Bank's Asset Liability Management Committee ("ALCO"), which includes senior management. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in the interest rate repricing GAP, the net portfolio values ("NPV") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Bank's balance sheet to minimize the impact of sudden and sustained changes in interest rates through GAP, NPV and net interest income scenarios. The Bank's exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and the ALCO. The principal objective of the ALCO is to maximize income within acceptable levels as established by the risk policy. The Board of Directors may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved limits. The Bank has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets and increase the effective maturities of certain liabilities, to reduce the exposure to interest rate fluctuations. These strategies include focusing its investment activities on short and medium-term securities, maintaining and increasing the transaction deposit accounts, as these accounts are considered to be relatively resistant to changes in interest rates and utilizing FHLB borrowings and deposit marketing programs to adjust the term or repricing of its liabilities.

PART II.     OTHER INFORMATION

     Item 1: Legal Proceedings

             None


     Item 2: Changes in Securities and Use of Proceeds

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





FMS FINANCIAL CORPORATION




Date: May 14, 1998    /s/ Craig W. Yates
                      ------------------
                      Craig W. Yates
                      President and Chief Executive Officer
                      (Principal Executive Officer)



Date: May 14, 1998    /s/ Channing L. Smith
                      ---------------------
                      Channing L. Smith
                      Vice President and
                      Chief Financial Officer
                      (Principal Financial Officer)