Form 10-Q
period 1998-06-30
FMS FINANCIAL CORP
filed 1998-08-11
CIK 839845

SECURITIES AND EXCHANGE COMMISSION


                      WASHINGTON, DC 20549


                            FORM 10-Q

(Mark One)

  X       Quarterly report pursuant to section 13 or 15(d) of the Securities

          Exchange Act of 1934

          For the quarterly period ended June 30, 1998

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

     As of August 6, 1998 there were issued and outstanding 7,885,608 shares and 7,220,184 shares, respectively of the registrant's Common Stock, par value $.10 per share.

            FMS FINANCIAL CORPORATION AND SUBSIDIARY


                 QUARTERLY  REPORT ON FORM 10-Q


                          JUNE 30, 1998


                        TABLE OF CONTENTS




PART I - FINANCIAL INFORMATION                                     PAGE

     Item 1 - Financial Statements

        Consolidated Statements of Financial Condition as of
             June 30, 1998 (unaudited) and December 31, 1997..........1

        Consolidated Statements of Income (unaudited)
             for the three and six month periods ended
             June 30, 1998 and June 30, 1997..........................2

        Consolidated Statements of Cash Flows (unaudited)
             for the six month periods ended June 30, 1998
             and June 30, 1997........................................3

        Consolidated Statements of Changes in Stockholders' Equity
             for the six months ended June 30, 1998(unaudited)........4

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations......5 - 17

     Item 3 - Disclosure about Market Risk.. ........................17


PART II - OTHER INFORMATION


     Item 1 - Legal Proceedings......................................18

     Item 2 - Changes in Securities..................................18

     Item 3 - Defaults Upon Senior Securities........................18

     Item 4 - Submission of Matters to a Vote of Security Holders....18

     Item 5 - Other Information......................................18

     Item 6 - Exhibits and Reports on Form 8-K.......................18

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             JUNE 30,       DECEMBER 31,
                                                                                               1998            1997
                                                                                          ------------------------------
                                                                                            (UNAUDITED)
ASSETS                                                                                    ------------------------------


 Cash and amounts due from depository institutions                                        $  11,528,900  $    11,637,181
 Interest-bearing deposits                                                                      133,935          826,823
 Short term funds                                                                               195,499          167,618
                                                                                             ----------       ----------
   Total cash and cash equivalents                                                           11,858,334       12,631,622
 Investment securities held to maturity                                                     107,933,197      112,349,476
 Investment securities available for sale                                                   130,824,351       80,338,661
 Loans, net                                                                                 301,303,326      302,831,031
 Mortgage-backed securities held to maturity                                                 90,972,839       92,020,517
 Accrued interest receivable:
   Loans                                                                                      1,680,023        1,750,966
   Mortgage-backed securities                                                                   675,103          715,981
   Investments                                                                                2,465,035        1,934,925
 Federal Home Loan Bank stock                                                                 4,861,410        3,630,800
 Real estate held for development, net                                                          644,487          644,487
 Real estate owned,  net                                                                        499,368          446,361
 Office properties and equipment, net                                                        16,510,068       15,692,055
 Deferred income taxes                                                                        1,714,013        1,507,307
 Excess cost over fair value of net assets acquired                                             317,207          469,444
 Prepaid expenses and other assets                                                            1,090,475        1,061,125
 Subordinated Debentures issue cost,  net                                                       349,787          378,460
                                                                                            -----------      -----------
TOTAL ASSETS                                                                              $ 673,699,023   $  628,403,218
                                                                                            ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
 Deposits                                                                                 $ 519,244,727  $   489,439,980
 Securities sold under agreements to repurchase                                              80,000,000       60,000,000
 Advances from the Federal Home Loan Bank                                                    17,696,476       24,496,476
 10% Subordinated Debentures, due 2004                                                       10,000,000       10,000,000
 Guarantee of employee stock ownership plan debt                                                      0           33,481
 Advances by borrowers for taxes and insurance                                                2,443,612        2,192,541
 Accrued interest payable                                                                     1,354,361        1,114,304
 Dividends payable                                                                              216,079          167,154
 Other liabilities                                                                            1,785,811        2,043,465
                                                                                            -----------      -----------
Total liabilities                                                                           632,741,066      589,487,401
                                                                                            -----------      -----------

Commitments and contingencies
Stockholders' Equity:
 Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
 Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,868,055* and 2,604,370 and shares outstanding 7,202,631* and
   2,387,916 as of June 30, 1998 and December 31, 1997, respectively                            786,806          260,437
 Paid-in capital in excess of par*                                                            7,963,770        8,419,167
 Unrealized (loss) gain on securities available for sale - net of deferred income taxes        (15,012)           53,955
 Guarantee of employee stock ownership plan debt                                                      0         (33,481)
 Retained earnings                                                                           35,598,765       33,406,060
 Less:  Treasury stock (665,424* and 216,454 shares, at cost,  as of
   June 30, 1998 and December 31, 1997, respectively)                                       (3,376,372)      (3,190,321)
                                                                                            -----------      -----------
Total stockholders' equity                                                                   40,957,957       38,915,817
                                                                                           ------------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 673,699,023   $  628,403,218
                                                                                           ============     ============


*Common stock, paid-in capital in excess of par and treasury stock at June 30, 1998 have been restated to reflect a three-for-one stock split announced in April 1998.

See notes to consolidated financial statements.


FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                   ---------------------          ------------------
                                                   1998            1997           1998          1997
                                                   ---------------------          ------------------
INTEREST  INCOME:                                                     (UNAUDITED)
Interest income on:
 Loans                                         $  6,041,597 $      6,250,493 $ 12,131,301 $   12,469,607
 Mortgage-backed securities                       1,662,632        1,808,261    3,318,195      3,655,992
 Investments                                      4,100,734        2,021,343    7,779,548      3,698,767
                                                 ----------       ----------   ----------     ----------
Total interest income                            11,804,963       10,080,097   23,229,044     19,824,366
INTEREST EXPENSE:                                ----------       ----------   ----------     ----------
Interest expense on:
 Deposits                                         4,645,628        4,412,091    9,079,866      8,703,165
 Subordinated Debentures                            264,337          264,337      528,674        528,674
 Borrowings                                       1,454,958          415,544    2,892,014        838,744
                                                 ----------        ---------   ----------     ----------
Total interest expense                            6,364,923        5,091,972   12,500,554     10,070,583
                                                 ----------        ---------   ----------     ----------

NET INTEREST INCOME                               5,440,040        4,988,125   10,728,490      9,753,783
PROVISION FOR LOAN LOSSES                            60,000           50,000      120,000         80,000


NET INTEREST INCOME AFTER PROVISION               ---------        ---------   ----------      ---------
    FOR LOAN LOSSES                               5,380,040        4,938,125   10,608,490      9,673,783
                                                  ---------        ---------   ----------      ---------

OTHER INCOME (EXPENSE):
 Loan service charges and other fees                 34,362           49,901       71,270        100,292
 Gain on sale of loans                                1,210            2,251        1,355          2,251
 Gain on sale of investment securities                    0                0            0              0
 Real estate owned operations, net                 (20,582)         (46,962)     (47,615)       (86,042)
 Service charges on accounts                        577,576          543,505    1,171,441      1,093,457
 Other income                                      (56,195)           19,894     (54,831)         40,976
                                                   --------          -------    ---------      ---------
Total other income (expense)                        536,371          568,589    1,141,620      1,150,934
                                                   --------          -------    ---------      ---------

OPERATING EXPENSES:
 Salaries and employee benefits                   2,246,500        1,817,962    4,566,297      3,702,597
 Occupancy and equipment                            712,465          656,622    1,432,472      1,330,564
 Purchased services                                 313,874          258,577      615,456        491,583
 Federal deposit insurance premiums                  73,706           71,544      146,507         87,325
 Professional fees                                   74,583           79,702      177,555        151,545
 Advertising                                         60,046           17,485      100,783         41,349
 Other                                              338,711          318,735      673,317        619,899

                                                  ---------        ---------    ---------      ---------
Total operating expenses                          3,819,885        3,220,627    7,712,387      6,424,862
                                                  ---------        ---------    ---------      ---------

INCOME BEFORE INCOME TAXES                        2,096,526        2,286,087    4,037,723      4,399,855

INCOME TAXES:
  Current                                           878,599        1,033,028    1,625,186      1,737,008
  Deferred                                        (117,599)        (204,034)    (163,870)      (142,214)
                                                  ---------        ---------    ---------      ---------
Total income taxes                                  761,000          828,994    1,461,316      1,594,794

NET INCOME                                     $  1,335,526 $      1,457,093 $  2,576,407 $    2,805,061
                                                  =========        =========    =========      =========



 BASIC EARNINGS PER COMMON SHARE*                   $  0.19          $  0.20     $   0.36       $   0.39
                                                       ====             ====         ====           ====


 DILUTED EARNINGS PER COMMON SHARE*                 $  0.18          $  0.20     $   0.35        $  0.38
                                                       ====             ====         ====           ====




 Weighted average common shares outstanding*      7,194,162        7,161,396    7,185,492      7,167,948

 Potential dilutive effect of the exercise of
stock options*                                      125,607          173,397      122,673        170,979

                                                  ---------        ---------    ---------      ---------
 Adjusted weighted average common shares
outstanding*                                      7,319,769        7,334,793    7,308,165      7,338,927
                                                  =========        =========    =========      =========


*Basic and Diluted earnings per common share, weighted average common shares outstanding and the potential dilutive effect of the exercise of stock options have been restated to reflect a three-for-one stock split announced in April 1998.

See notes to consolidated financial statements.


FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                           ---------------------
                                                                                           1998             1997
                                                                                           ---------------------
                                                                                                (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                                             $  2,576,407       $ 2,805,061
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                                   120,000            80,000
Depreciation and amortization                                                               865,184           902,148
Provision for real estate owned                                                              35,659            76,630
Realized (gains) and losses on:
 Sale of loans and loans held for sale                                                      (1,355)           (2,251)
 Disposal and sale of fixed assets                                                                0             7,122
 Sale of real estate owned                                                                        0          (10,630)
Increase in accrued interest receivable                                                   (418,289)         (338,166)
Increase in prepaid expenses and other assets                                              (29,350)         (474,809)
Increase (Decrease) in accrued interest payable                                             240,057          (81,386)
Decrease in other liabilities                                                             (257,654)          (32,154)
Deferred income taxes                                                                     (167,946)         (142,213)
                                                                                          ---------         ---------
 Net cash provided by operating activities                                                2,962,713         2,789,352
                                                                                          ---------         ---------
INVESTING ACTIVITIES:
Proceeds from sale of:
 Education loans                                                                            308,467           342,000
 Real estate owned                                                                          228,283            75,630
Principal collected and proceeds from maturities of investment securities held to       179,090,586       115,836,940
maturity
Proceeds from maturities of investment securities available for sale                     40,623,255         3,000,000
Principal collected on mortgage-backed securities held to maturity                       15,168,480        10,874,593
Principal collected on mortgage-backed securities available for sale                              0         3,594,795
Principal collected on longer-term loans, net                                            29,646,907        25,028,377
Longer-term loans originated or acquired, net                                          (28,822,325)      (26,486,393)
Purchase of investment securities and mortgage-backed securities held to maturity     (188,881,218)     (120,849,980)
Purchase of investment securities and mortgage-backed securities available for sale    (91,270,008)      (29,762,744)
Purchase of Federal Home Loan Bank stock                                                (1,230,610)          (10,200)
Purchase of office property and equipment                                               (1,403,780)         (939,498)
                                                                                        -----------      ------------
 Net cash used in investing activities                                                 (46,541,963)      (19,296,480)
                                                                                        -----------       -----------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                                     27,100,044        13,374,905
Net increase in time deposits                                                             2,704,703         1,749,263
Net decrease in FHLB advances                                                           (6,800,000)       (4,650,000)
Proceeds from securities sold under agreements to repurchase                             20,000,000                 0
Increase in advances from borrowers for taxes and insurance                                 251,071           330,554
Purchase of common stock                                                                  (186,051)         (126,036)
Dividends paid on common stock                                                            (334,777)         (238,959)
Net proceeds from issuance of common stock                                                   70,972             4,015
                                                                                         ----------        ----------
 Net cash provided by financing activities                                               42,805,962        10,443,742
                                                                                         ----------        ----------
DECREASE IN CASH AND CASH EQUIVALENTS                                                     (773,288)       (6,063,386)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           12,631,622         9,919,549
                                                                                         ----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $ 11,858,334     $   3,856,163
                                                                                         ==========        ==========

Supplemental Disclosures:
 Cash paid for:
   Interest on deposits, advances, and other borrowings                                $ 12,260,497     $  10,151,969
   Income taxes                                                                           1,824,557         1,569,575
 Non-cash investing and financing activities:
   Dividends declared and not paid at quarter end                                           216,079           119,376
   Non-monetary transfers from loans to real estate acquired
   through foreclosure                                                                      316,949                 0
See notes to consolidated financial statements.



FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             GUARANTEE
                                                               ACCUMULATED       OF
                                                                  OTHER      EMPLOYEE                                TOTAL
                       COMMON SHARES    COMMON       PAID-IN  COMPREHENSIVE   STOCK       RETAINED    TREASURY    STOCKHOLDERS

                        OUTSTANDING     STOCK        CAPITAL     INCOME     OWNERSHIP     EARNINGS      STOCK        EQUITY

                      ----------------------------------------------------------------------------------------------------------
Balances at
December 31, 1997       2,387,916      $260,437    $8,419,167    $53,955     $(33,481)  $33,406,060  $(3,190,321)  $38,915,817

Net Income                                                                                2,576,407                  2,576,407

Other comprehensive income, net
  of tax of $38,760
  Unrealized loss on securities
  available for sale                                             (68,967)                                             (68,967)
Total Comprehensive Income                                                                                           2,507,440


Dividends declared                                                                        (383,702)                  (383,702)

Decrease in guarantee of
employee stock ownership plan debt                                            33,481                                   33,481


Exercise of stock options   18,315         1,832      69,140                                                           70,972

Purchase of common stock    (5,354)                                                                      (186,051)   (186,051)

Three-for-one
  stock split             4,801,754       524,537    (524,537)
                      ----------------------------------------------------------------------------------------------------------
Balances at
  June 30, 1998           7,202,631      $786,806    $7,963,770   $(15,012)   $   0       $35,598,765   $(3,376,372) $40,957,957
                     ===========================================================================================================
See notes to consolidated financial statements.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997.

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


GENERAL
FMS Financial Corporation is the parent company of Farmers & Mechanics Bank ("the Bank"), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's annual report on From 10K for the year ended December 31, 1997.

YEAR 2000
The Year 2000 issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed could produce inaccurate or unpredictable results upon the change to January 1, 2000, when current and future dates represent a lower two digit year number than dates in the prior century. The Bank, similar to most financial institutions, is significantly subject to the potential impact of the "Year 2000 issue" due to the nature of financial information. Potential impact to the Bank may arise from software, hardware, and equipment both within the Bank's direct control and outside of the Bank's ownership, yet with which the Bank electronically or operationally interfaces (e.g.
vendors providing credit bureau information). The Bank has a year 2000 compliance program in place to ensure that all software applications will be year 2000 certified compliant. The program includes Year 2000 committees consisting of directors and executive officers of the Bank. The purposes of the committees are to oversee and manage the year 2000 compliance program providing regular reports to the Board of Directors detailing progress with the Year 2000 issue. Management expects that it will be able to satisfy year
 2000 compliance issues by the end of 1998.
Management intends to perform testing on all systems throughout 1998 and 1999. The Bank does not expect that the costs of its year 2000 compliance program will be material to its financial condition or results of operations. Non-compliance with the year 2000 issue could have an adverse affect on the operations of the business.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1996, the FASB issued the Statement of Financial Accounting Standards No 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" for which certain provisions were applicable January 1, 1997. This statement was amended by Statement of Financial Accounting Standards No. 127 (SFAS No. 127) "Deferral of the Effective Date of Certain Provisions of FASB No. 125" which deferred the effective date of a portion of SFAS No. 125 until January 1, 1998. The Corporation adopted SFAS No. 127 on January 1, 1998. This statement provides new conditions that must be met in order for a transaction to qualify for secured borrowing accounting treatment. The Corporation's securities sold under agreements to repurchase (repurchase agreements) continue to qualify as secured borrowing transactions under SFAS No. 125. Therefore, the adoption of SFAS No. 125 did not have a material effect on the financial position or results of operations of the Corporation.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income" which was effective for the Corporation beginning January 1, 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement was adopted by the Corporation during the first quarter of 1998 by including comprehensive income in the consolidated Statement of Changes in Stockholders' Equity. The adoption of this statement did not have a material effect on the financial position or results of operation of the Corporation.

EARNING PER SHARE
Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share", requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15. The Corporation has presented both basic and diluted earnings per share as well as the reconciliation of the denominator in the consolidated statement of operations.

At June 30, 1998, basic and diluted earnings per common share and weighted average common shares outstanding have been retroactively restated to reflect the increased number of common shares resulting from a three-for-one stock split that was announced in April 1998 for shareholders of record on July 1, 1998 and paid on July 14, 1998. A total of 5,245,370 additional shares were issued in conjunction with the stock split. The par value of the Corporation's stock remained unchanged. As a result, $524,537 was transferred from paid-in capital in excess of par to common stock.

FINANCIAL CONDITION -

TOTAL ASSETS - at June 30, 1998 were $673.7 million as compared with total assets at December 31, 1997 of $628.4 million.

INVESTMENT SECURITIES HELD TO MATURITY - decreased $4.4 million to $107.9 million at June 30, 1998 from $112.3 million at December 31, 1997 primarily due to the net decrease in reverse repurchase agreements of $10.2 million, partially offset by the net purchase of $5.9 million in U.S. Agency notes during the six months ended June 30, 1998. Investment securities held to maturity at June 30, 1998 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of June 30, 1998 and December 31, 1997 follows:

                                          June 30, 1998                              December 31, 1997
                      ------------------------------------------------------  -----------------------------
                                        GROSS        GROSS       ESTIMATED                        Estimated
                         AMORTIZED    UNREALIZED  UNREALIZED      MARKET          Amortized         Market
                           COST         GAINS       LOSSES         VALUE             Cost           Value
                      ------------------------------------------------------  -----------------------------
U. S. Gov't Agencies  $  85,291,163   $  213,856  $  (85,018) $   85,420,001    $  79,347,265  $  79,497,591
Reverse Repurchase       20,000,000            0           0      20,000,000       30,185,402     30,185,402
Municipal bonds           2,627,034       10,043           0       2,637,077        2,801,809      2,816,418
U. S. Treasury               15,000            0        (500)         14,500           15,000         14,500
                     -------------- ------------  ----------- --------------    -------------  -------------
Total                 $ 107,933,197   $  223,899  $  (85,518) $  108,071,578    $ 112,349,476  $ 112,513,911
                     =======================================================    ============================




INVESTMENT SECURITIES AVAILABLE FOR SALE - increased $50.5 million to $130.8 million at June 30, 1998 from $80.3 million at December 31, 1997 as a result of the net purchase of $63.0 million of CMOs and $9.4 million of US Agency notes, partially offset by $21.8 million of principal paydowns on CMOs and REMICs during the six months ended June 30, 1998. Investment securities available for sale consisted of $6.1 million in adjustable rate securities and $124.7 million in fixed rate securities at June 30, 1998. A comparison of cost and approximate market values of investment securities available for sale as of June 30, 1998 and December 31, 1997 follows:

                                           JUNE 30, 1998                                       December 31, 1997
                       --------------------------------------------------------     ----------------------------------
                                        GROSS         GROSS        ESTIMATED                             Estimated
                         AMORTIZED    UNREALIZED    UNREALIZED        MARKET              Amortized        Market
                           COST         GAINS        LOSSES          VALUE                 Cost            Value
                      ---------------------------------------------------------     ----------------------------------
U. S. Gov't Agencies  $  17,200,430  $   33,024   $  (26,686)   $ 17,206,768           $  7,850,135   $  7,870,581
CMOs                    104,083,944     227,322      (87,550)    104,223,716             62,033,734     62,270,124
REMICs                    9,565,801       1,549     (173,483)      9,393,867             10,372,889     10,197,956

                      ---------------------------------------------------------     ----------------------------------
Total                 $ 130,850,175  $  261,895   $ (287,719)   $130,824,351           $ 80,256,758   $ 80,338,661
                      =========================================================     ==================================

LOANS RECEIVABLE AND LOANS HELD FOR SALE - decreased $1.5 million to $301.3 million at June 30, 1998 from $302.8 million at December 31, 1997. This decrease was the result of approximately $29.6 million of principal collected on loans, partially offset by $28.8 million of loans originated during the six months ended June 30, 1998. The following tables set forth certain information concerning the loan portfolio at the dates indicated. Table 1 shows loans receivable by major categories. Table 2 shows past due impaired loans by major categories.


Table 1                                  JUNE 30,       December 31,
                                           1998             1997
                                     -------------------------------

Mortgage loans ( 1-4  dwelling)      $   250,796,387  $  253,000,504
Construction loans                         2,329,002       3,257,798
Commercial construction                    2,845,806       2,385,192
Consumer loans                             3,856,541       3,609,033
Commercial real estate                    43,800,169      42,974,261
Commercial business                        1,872,285       1,712,099
                                     -------------------------------
Subtotal                                 305,500,190     306,938,887
                                     -------------------------------
Less:
    Deferred loan fees                       947,286         970,075
    Allowance for possible
     loan losses                           3,249,578       3,137,781
                                     -------------------------------
Net Loans Receivable                 $   301,303,326  $  302,831,031
                                     ===============================




Table 2                                  JUNE 30,       December 31,
Impaired Loans                             1998             1997
                                     -------------------------------

Impaired loans - non-accrual:
Mortgage loans:
   One-to-four family                $     1,798,432  $    2,394,052
   Commercial real estate                  1,220,289       1,163,051
Consumer and other                            82,023          80,184
                                     -------------------------------
Total impaired loans                 $     3,100,744  $    3,637,287
                                     -------------------------------



At June 30, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.1 million of which $1.6 million related to loans that were individually measured for impairment with a valuation allowance of $368 thousand and $1.5 million of loans that were collectively measured for impairment with a valuation allowance of $73 thousand. For the six months ended June 30, 1998, the average recorded investment in impaired loans was approximately $3.1 million. The Bank recognized $43 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $3.3 million in total reserves for possible loan losses at June 30, 1998, representing approximately 105% of non-accrual loans and 1% of total loans.

As of June 30, 1998 the Bank had outstanding loan commitments of $28.8 million, of which $23.3 million represented variable rate loans and $5.5 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and if necessary the sale of investment securities available for sale.

MORTGAGE-BACKED SECURITIES HELD TO MATURITY - decreased $1.0 million to $91.0 million at June 30, 1998 from $92.0 million at December 31, 1997. The decrease is the result of $15.2 million in principal repayments, partially offset by the purchase of $13.9 million in GNMA and FNMA fixed rate securities. Mortgage-backed securities at June 30, 1998 consisted of $68.6 million in fixed rate securities and $22.4 million in adjustable rate securities. Mortgage-backed securities held to maturity at June 30, 1998 and December 31, 1997 are summarized below:

                             JUNE 30, 1998                                December  31, 1997
        --------------------------------------------------------     ----------------------------
                          GROSS       GROSS
           AMORTIZED    UNREALIZED  UNREALIZED      ESTIMATED         Amortized       Estimated
             COST         GAINS       LOSSES       MARKET VALUE          Cost        Market Value
        --------------------------------------------------------     ----------------------------

GNMA     $ 31,137,094   $ 669,692    $ (8,269)     $ 31,798,517       $ 22,586,373   $ 23,371,522

FNMA       32,588,793     506,650     (28,889)       33,066,554         35,648,943     36,198,921

FHLMC      26,970,484     665,499     (20,442)       27,615,541         33,379,272     34,324,036

Private       276,468       3,178            0          279,646            405,929        412,150
        --------------------------------------------------------     ----------------------------

Total    $ 90,972,839  $1,845,019    $(57,600)     $ 92,760,258       $ 92,020,517   $ 94,306,629
        ========================================================     ============================



REAL ESTATE HELD FOR DEVELOPMENT - remained stable at $644 thousand at June 30, 1998. The Bank has ceased making any new investments in real estate held for development projects and has limited any additional investments to those investments which are necessary to preserve and protect the existing assets so that they may be liquidated as soon as practical. Management believes that divestiture of its present land investments may take several years, depending on market conditions. Management will continue to monitor the net realizable value of its real estate investments. At June 30, 1998, the Bank's investment in and advances to subsidiaries engaged in land development was fully deducted from core, tangible, and risk-based capital.

REAL ESTATE OWNED - consisted of properties with a net book value of $499 thousand. These properties are carried at the lower of book value or fair market value less estimated costs to sell and are analyzed by management on a periodic basis. Real estate owned at June 30, 1998 was comprised of (i) 18 acres of land which is zoned for the construction of 109 townhouses, (ii) two residential condominiums and (iii) two residential single family homes. The Bank is currently seeking buyers for all of these properties.

ASSET CLASSIFICATIONS - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets decreased $535 thousand during the six months ended June 30, 1998 resulting from a decrease in classified one-to-four family loans of $600 thousand, partially offset by an increase in real estate owned of $53 thousand and commercial real estate of $10 thousand. The following table sets forth information with respect to the Bank's classified assets at the dates indicated:

                                           JUNE 30,      December 31,
                                            1998             1997
                                       --------------    ------------


Classified Assets:
Substandard Loans:
  One-to-four family                       $2,019,509      $2,619,491
  Commercial real estate                    4,012,639       4,002,504
  Consumer and other                           82,023          80,184
                                       --------------    ------------
   Total loans                              6,114,171       6,702,179

Real estate held for development, net         644,487         644,487
Real Estate Owned, net                        499,368         446,361
                                       --------------    ------------
   Total Substandard                        7,258,026       7,793,027
                                       --------------    ------------

   Doubtful loans                                   0               0
                                       --------------    ------------
Total Doubtful                                      0               0
                                       --------------    ------------

   Loss - Commercial Real Estate               15,417          15,242
                                       --------------    ------------
Total Loss                                     15,417          15,242
                                       --------------    ------------

TOTAL CLASSIFIED ASSETS                    $7,273,443      $7,808,269
                                       ==============   =============


DEPOSITS - increased $29.8 million to $519.2 million at June 30, 1998 from $489.4 million at December 31, 1997 as a result of an increase in passbook and statement saving accounts of $11.1 million, interest bearing checking accounts of $7.8 million, non-interest checking accounts of $6.2 million, certificate of deposits of $2.7 million and money market accounts of $2.0 million. Non-interest checking accounts increased due to the promotion of "Free Personal" and "Free Business" checking accounts. Interest credited to depositors accounts for the six months ended June 30, 1998 amounted to $3.1 million. The following table set forth certain information concerning deposits at the dates indicated:

                                JUNE 30, 1998                 December 31, 1997
                     -----------------------------------------------------------------
                                    PERCENT   WEIGHTED              Percent   Weighted
                                    OF TOTAL  AVERAGE               of Total  Average
                         AMOUNT     DEPOSITS   RATE       Amount    Deposits   Rate
                     -----------------------------------------------------------------
Non-interest checking  $56,058,776   10.80%    0.00%    $49,875,981   10.19%   0.00%
Checking accounts       62,516,317   12.04%    1.90%     54,688,332   11.17%   1.69%
Savings accounts        94,906,262   18.28%    2.86%     83,824,897   17.13%   2.87%
Money market accounts   60,008,943   11.56%    2.74%     58,001,044   11.85%   2.72%
Certificates           245,754,429   47.32%    5.30%    243,049,726   49.66%   5.32%
                     -----------------------------------------------------------------
   Total Deposits     $519,244,727  100.00%    3.57%   $489,439,980  100.00%   3.74%
                     =================================================================

BORROWINGS - at June 30, 1998 amounted to $107.7 million. Borrowings included $10.0 million of 10% Subordinated Debentures, $80.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.57% and $17.7 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.98%. At December 31, 1997 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $60.0 million securities sold under agreements to repurchase with a weighted average rate of 5.72%, $24.5 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.08% and $33 thousand in the guarantee of Employee Stock Ownership Plan debt.

There are three (3) standards that a savings institution must satisfy in order to meet its capital requirements under "FDICIA". The requirements include a leverage ratio of tier 1 (core) capital to adjusted total assets of 4.0 percent, a tangible capital standard requirement of 2.0 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. If a savings institution is not in compliance with applicable capital standards, the Office of Thrift Supervision (OTS) can restrict the its' asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS.
At June 30, 1998 the Bank exceeds all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 6.89%, 6.89%, and 16.74%, respectively.


RESULTS OF OPERATIONS -

GENERAL

The earnings of the Bank depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is a function of the interest rate spread (the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities) as well as the average balance of interest earning-assets as compared to interest-bearing liabilities. Net income is also affected by the provision for loan losses, non-interest income, such as gains (losses) on sales of loans and investments, service charges and other fees. In addition to interest expense, the Bank incurs operating expenses such as salaries and employee benefits, deposit insurance premiums, depreciation, occupancy and equipment expense and purchased services expense.

The Corporation recorded net income for the three months ended June 30, 1998 of $1.3 million, or $.18 diluted earnings per share as compared to $1.5 million, or $.20 diluted earnings per share for the comparable period in 1997. Earnings for the six months ended June 30, 1998 were $2.6 million, or $.35 diluted earnings per share as compared to $2.8 million, or $.38 diluted earnings per share for the comparable period in 1997.

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

The following table sets forth the Bank's weighted-average yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:

                                            Three Months            Six Months
                                               Ended                  Ended
                                              June 30,               June 30,
                                          ----------------       ----------------
                                           1998     1997           1998     1997
                                          ----------------       ----------------
Weighted-Average Yields Earned on:
  Loans, net                               7.95 %   8.01 %         7.97 %  8.00 %
  Mortgage-Backed Securities               7.08     7.22           7.17    7.24
  Investment Securities                    6.61     6.88           6.63    6.80
                                          ----------------       ----------------
  Total Interest-Earning Assets            7.31     7.61           7.35    7.60
                                          ----------------       ----------------

Weighted-Average Interest Rates Paid on:
  Deposits                                 3.59     3.72           3.61    3.72
  Borrowings                               5.70     5.95           5.67    5.92
  Subordinated Debentures                 10.56    10.56          10.58   10.56
                                         -----------------        ---------------
  Total Interest-Bearing Liabilities       4.04     3.98           4.06    3.98
                                         -----------------        ---------------
Weighted-Average Interest Rate Spread    -----------------        ---------------
  for the Period                           3.27 %   3.64 %         3.29 %  3.62 %
                                         =================        ===============


AVERAGE BALANCE OF INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES

The following table sets forth the Bank's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:

                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                      -----------------------  --------------------
                                          1998        1997        1998      1997
                                      -----------------------  --------------------
                                         (In Thousands)           (In Thousands)
Average Interest-Earning Assets:
  Loans, net                          $  304,082   $ 311,997  $  304,287 $ 311,700
  Mortgage-Backed Securities              94,006     100,113      92,601   101,041
  Investment Securities                  248,031     117,438     234,768   108,866
                                      -----------------------  --------------------
  Total                                  646,119     529,548     631,656   521,607
                                      -----------------------  --------------------

Average Interest-Bearing Liabilities:
  Deposits                               517,939     474,221     503,586   467,470
  Borrowings                             102,118      27,962     102,021    28,362
  Subordinated Debentures                 10,000      10,000      10,000    10,000
                                      -----------------------  --------------------
  Total                                  630,057     512,183     615,607   505,832
                                      -----------------------  --------------------
Excess of Interest-Earning Assets
  over Interest-Bearing Liabilities   $   16,062   $  17,365  $   16,049 $  15,775
                                      ---------------------------------------------

RATE/VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate, (ii) changes in volume and (iii) total changes in rate and volume (the combined effect of changes in both volume and rate, not separately identified, has been allocated to rate).

                                       Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                     1998 compared to 1997        1998 compared to 1997
                                  ---------------------------  ---------------------------
                                  Increase (Decrease) due to:  Increase (Decrease) due to:
                                      Rate   Volume   Total       Rate    Volume   Total
                                  ---------------------------  ---------------------------
                                         (In Thousands)             (In Thousands)

Interest income:
  Loans receivable                  $  (51)   (159) $ (210)       $ (41)  $ (297) $ (338)
  Mortgage-backed securities           (35)   (110)   (145)         (33)    (305)   (338)
  Investment securities               (167)   2,247   2,080        (197)    4,278   4,081
                                  ---------------------------  ---------------------------
   Total change - interest income     (253)   1,978   1,725        (271)    3,676   3,405
                                  ---------------------------  ---------------------------
Interest expense:
  Deposits                            (173)     407     234        (295)      672     377
  Borrowings                           (64)   1,103   1,039        (126)    2,179   2,053
  Subordinated Debentures                 0       0       0            1        0       1
                                  ---------------------------  ---------------------------

Total change - interest expense       (237)   1,510   1,273        (420)    2,851   2,431
                                  ---------------------------  ---------------------------

Net change in net interest income   $  (16)  $  468  $  452       $  149  $   825  $  974
                                  ---------------------------  ----------------------------

NET INTEREST INCOME - for the three and six months ended June 30, 1998 totaled $5.4 million and $10.7 million, respectively. Net interest income for the three months ended June 30, 1998 increased $452 thousand as compared to the same period in 1997 due primarily to an increase in interest income on investment securities of $2.1 million, partially offset by an increase in interest expense on borrowings of $1.0 million.

The increase in interest income on investment securities was due to a significant increase in the average balance of the portfolio of $130.6 million to $248.0 million for the three months ended June 30, 1998 from $117.4 million for the same period in 1997, which resulted in an increase in interest income of $2.2 million. The average balance increase was due to the net purchase of $74.2 million of collateralized mortgage obligations and $41.0 million of U.S. Agency notes since June 30, 1997. The average yield on the investment portfolio decreased 27 basis points to 6.61% for the three months ended June 30, 1998 from 6.88% for the three months ended June 30, 1997, which resulted in a decrease in interest income of $167 thousand due to rate changes.

The increase in interest expense on borrowings of $1.0 million for the three months ended June 30, 1998 compared to the same period in 1997 was due to an increase in the average balance of borrowings of $74.2 million to $102.1 million at June 30, 1998 from $28.0 million at June 30, 1997, partially offset by a decrease in the weighted average rate of 25 basis points to 5.70% for the three months ended June 30, 1998 from 5.95% for the same period in 1997 which resulted in a decrease in interest income of $64 thousand.

Net interest income for the six months ended June 30, 1998 increased $974 thousand primarily due to an increase in interest income on investment securities of $4.1 million, partially offset by an increase in interest expense on borrowings of $2.1 million as compared to the same period in 1997.

The increase in interest income on investment securities was due to an increase in the average balance of the portfolio of $125.9 million to $234.8 million for the six months ended June 30, 1998 from $108.9 million for the same period in 1997, which resulted in an increase in interest income of $4.3 million. The average yield on the investment portfolio decreased 17 basis points to 6.63% for the six months ended June 30, 1998 from 6.80 % for the six months ended June 30, 1997, which resulted in an decrease in interest income of $197 thousand due to rate changes.

The increase in interest expense on borrowings of $2.1 million for the six months ended June 30, 1998 compared to the same period in 1997 was due to an increase in the average balance of borrowings of $73.7 million to $102.0 million for the six months ended June 30, 1998 from $28.4 million for the six months ended June 30, 1997, which resulted in an increase in interest expense of $2.2 million. The weighted average rate on borrowings decreased 25 basis points to
5.67 % for the six months ended June 30, 1998 from 5.92 % for the six months ended June 30, 1997, which resulted in a decrease in interest expense of $126 thousand.

PROVISION FOR LOAN LOSSES - for the three months ended June 30, 1998 was $60 thousand compared to $50 thousand for the same period in 1997. The total provision for potential loan losses increased to $120 thousand for the six months ended June 30, 1998 from $80 thousand for the six months ended June 30, 1997. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loans losses will not increase or be necessary. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

OPERATING EXPENSES - for the three and six month periods ended June 30, 1998 amounted to $3.8 million and $7.7 million, respectively, as compared to $3.2 million and $6.4 million for the same periods in 1997.

SALARIES AND EMPLOYEE BENEFITS - for the three and six month periods ended June 30, 1998 were $2.2 million and $4.6 million, respectively, as compared to $ 1.8 million and $3.7 million for the same periods in 1997. The increase was due to additional staff in the two new branches opened since the second quarter of 1997, as well as an increase in branch staff for additional operating hours, principally extended weekday hours until 9:00 p.m. Average full time equivalent employees at June 30, 1998 were 326 as compared to 262 at June 30, 1997.

OCCUPANCY AND EQUIPMENT - for the three and six month periods ended June 30, 1998 amounted to $712 thousand and $1.4 million, respectively, as compared to $657 thousand and $1.3 million for the same periods in 1997. The increase is the result of additional depreciation and occupation expenses on the new branches opened as well as other facility improvements and equipment additions since the second quarter of 1997.

PURCHASED SERVICES - for the three and six month periods ended June 30, 1998 amounted to $314 thousand and $615 thousand, respectively, as compared to $259 thousand and $492 thousand for the same periods in 1997. Check processing costs have increased $43 thousand for the six months ended June 30, 1998 due to higher transaction volumes from an increase in the number of checking accounts opened.

FEDERAL INSURANCE PREMIUM - for the three and six month periods ended June 30, 1998 amounted to $74 thousand and $147 thousand, respectively, as compared to $72 thousand and $87 thousand for the same periods in 1997. The increase in the six months ended June 30, 1998 was due to an assessment refund of $53 thousand during the first quarter of 1997 from the recapitalization of the SAIF.

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid assets", which include obligations of the United States government and federal agencies and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. The Bank has generally maintained liquidity in excess of required levels. The Bank's regulatory liquidity was 9.60% at June 30, 1998 and 11.46% at December 31, 1997.

ITEM 3: DISCLOSURE ABOUT MARKET RISK

MARKET RISK
The Bank's financial performance is impacted by, among other factors, interest rate risk. Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Bank's Asset Liability Management Committee ("ALCO"), which includes senior management. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in the interest rate repricing GAP, the net portfolio values ("NPV") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Bank's balance sheet to minimize the impact of sudden and sustained changes in interest rates through GAP, NPV and net interest income scenarios. The Bank's exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and the ALCO. The principal objective of the ALCO is to maximize income within acceptable levels as established by the risk policy. The Board of Directors may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved limits. The Bank has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets and increase the effective maturities of certain liabilities, to reduce the exposure to interest rate fluctuations. These strategies include focusing its investment activities on short and medium-term securities, maintaining and increasing the transaction deposit accounts, as these accounts are considered to be relatively resistant to changes in interest rates and utilizing FHLB borrowings and deposit marketing programs to adjust the term or repricing of its liabilities. There were no significant changes for the six months ended June 30, 1998 from the information presented in the annual report on Form 10-K for the year ended December 31, 1997.

PART II.     OTHER INFORMATION




     Item 1: Legal Proceedings
     ------  -----------------

             None


     Item 2: Changes in Securities
     ------  ---------------------

             None



     Item 3: Defaults Upon Senior Securities
     ------  -------------------------------

             None


     Item 4: Submission of Matters to Vote of Security of Holders
     ------  ----------------------------------------------------

             None


     Item 5: Other Information
     ------  -----------------

             None



     Item 6: Exhibits and Reports on Form 8-K
     ------  --------------------------------

        (a)  (27) Financial Data Schedule (Electronic data filing only)

        (b) No reports on Form 8-K were filed for the period covered by this report.

                        S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





FMS FINANCIAL CORPORATION

Date: August 11, 1998              /s/ Craig W. Yates
                                   -----------------------
                                   Craig W. Yates
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date: August 11, 1998              /s/ Channing L. Smith
                                   ------------------------
                                   Channing L. Smith
                                   Vice President and
                                   Chief Financial Officer
                                   (Principle Financial Officer)