Form 10-Q
period 1998-09-30
FMS FINANCIAL CORP
filed 1998-11-12
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
               ----------------------------------


                      Washington, DC 20549
                      --------------------


                            FORM 10-Q

(Mark One)

  X       Quarterly report pursuant to section 13 or 15(d) of the Securities
-----     Exchange Act of 1934

          For the quarterly period ended September 30, 1998

                               OR

          Transition report  pursuant  to  section 13  or  15(d)  of  the
-----     Securities Exchange Act of 1934


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

     As of November 6, 1998 there were issued and outstanding 7,897,191 shares and 7,231,767 shares, respectively of the registrant's Common Stock, par value $.10 per share.

            FMS FINANCIAL CORPORATION AND SUBSIDIARY
            ----------------------------------------


                 QUARTERLY REPORT ON FORM 10-Q
                 -----------------------------


                       SEPTEMBER 30, 1998
                       ------------------


                        TABLE OF CONTENTS
                        -----------------


PART I - Financial Information                                         Page
------------------------------                                         ----


     Item 1 - Financial Statements

        Consolidated Statements of Financial Condition as of
             September 30, 1998 (unaudited) and December 31, 1997..... 1

        Consolidated Statements of Income (unaudited)
             for the three and nine month periods ended
             September 30, 1998 and September 30, 1997................ 2

        Consolidated Statements of Cash Flows (unaudited)
             for the nine month periods ended September 30, 1998
             and September 30, 1997................................... 3

        Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended September  30, 1998
             (unaudited).............................................. 4

     Item 2 - Management's Discussion and Analysis of
              Financial Condition and Results of Operations........... 5 - 17


     Item 3 - Disclosure about Market Risk............................ 17



PART II - Other Information
---------------------------


     Item 1 - Legal Proceedings....................................... 18

     Item 2 - Changes in Securities................................... 18

     Item 3 - Defaults Upon Senior Securities......................... 18

     Item 4 - Submission of Matters to a Vote of Security Holders..... 18

     Item 5 - Other Information....................................... 18

     Item 6 - Exhibits and Reports on Form 8-K........................ 18

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                September 30,    December 31,
                                                      1998          1997
ASSETS                                             (Unaudited)
 Cash and amounts due from depository
   institutions                                  $   8,019,479   $  11,637,181
 Interest-bearing deposits                             226,454         826,823
 Federal Fund Sold                                   1,000,000               0
 Short term funds                                      118,738         167,618
                                                 --------------  --------------
 Total cash and cash equivalents                     9,364,671      12,631,622
 Investment securities held to maturity            101,382,450     112,349,476
 Investment securities available for sale          135,637,995      80,338,661
 Loans, net                                        298,773,645     302,831,031
 Mortgage-backed securities held to maturity        89,902,399      92,020,517
 Accrued interest receivable:
   Loans                                             1,726,802       1,750,966
   Mortgage-backed securities                          646,962         715,981
   Investments                                       2,557,555       1,934,925
 Federal Home Loan Bank stock                        4,861,410       3,630,800
 Real estate held for development, net                 644,487         644,487
 Real estate owned, net                                241,174         446,361
 Office properties and equipment, net               18,173,151      15,692,055
 Deferred income taxes                               1,792,287       1,507,307
 Excess cost over fair value of net assets
   acquired                                            241,088         469,444
 Prepaid expenses and other assets                   1,141,412       1,061,125
 Subordinated Debentures issue cost, net               335,450         378,460
                                                 --------------  --------------
TOTAL ASSETS                                     $ 667,422,938   $ 628,403,218
                                                 ==============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits                                        $ 511,219,815   $ 489,439,980
 Securities sold under agreements to                80,000,000      60,000,000
   repurchase
 Advances from the Federal Home Loan Bank           16,618,321      24,496,476
 10% Subordinated Debentures, due 2004              10,000,000      10,000,000
 Guarantee of employee stock ownership plan                  0          33,481
   debt
 Advances by borrowers for taxes and                 2,295,023       2,192,541
   insurance
 Accrued interest payable                            1,049,425       1,114,304
 Dividends payable                                     216,606         167,154
 Other liabilities                                   3,578,607       2,043,465
                                                 --------------   -------------
Total liabilities                                  624,977,797     589,487,401
                                                 --------------   -------------

Commitments and contingencies
Stockholders' Equity:
 Preferred stock - $.10 par value 5,000,000
   shares authorized; none issued
 Common stock - $.10 par value 10,000,000
   shares authorized; shares
   issued 7,885,608* and 2,604,370 and shares
   outstanding 7,220,184* and
   2,387,916 as of September 30, 1998 and              788,561         260,437
   December 31, 1997, respectively
 Paid-in capital in excess of par*                   7,984,686       8,419,167
 Unrealized gain on securities available for           276,651          53,955
   sale - net of deferred income taxes
 Guarantee of employee stock ownership plan                  0        (33,481)
   debt
 Retained earnings                                  36,771,615      33,406,060
 Less:  Treasury stock (665,424* and 216,454
    shares, at cost, as of September 30, 1998
    and December 31, 1997, respectively)           (3,376,372)     (3,190,321)

                                                 --------------   -------------
Total stockholders' equity                          42,445,141      38,915,817
                                                 ---------------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  667,422,938   $ 628,403,218
                                                ===============  ===============
*Common stock, paid-in capital in excess of par and treasury stock at
 September 30, 1998 reflect a three-for-one stock split paid in July 1998.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                 Three Months ended      Nine Months ended
                                    September 30,           September 30,
                                --------------------     ------------------
                                1998          1997        1998        1997
----------------------------------------------------     ------------------
INTEREST  INCOME:
                                                (Unaudited)
Interest income on:
 Loans                      $ 6,084,380  $ 6,339,240  $ 18,215,681  $ 18,808,847
 Mortgage-backed securities   1,558,480    1,746,548     4,876,675     5,402,540
 Investments                  4,104,943    2,180,988    11,884,491     5,879,755
                            ------------ ------------ ------------- -------------
Total interest income        11,747,803   10,266,776    34,976,847    30,091,142
                            ------------ ------------ ------------- -------------
INTEREST EXPENSE:
Interest expense on:
 Deposits                     4,620,432    4,512,703    13,700,298    13,215,868
 Subordinated Debentures        264,337      264,337       793,011       793,011
 Borrowings                   1,405,058      406,766     4,297,072     1,245,510
                            ------------ ------------ ------------- -------------
Total interest expense        6,289,827    5,183,806    18,790,381    15,254,389
                            ------------ ------------ ------------- -------------

NET INTEREST INCOME           5,457,976    5,082,970    16,186,466    14,836,753
PROVISION FOR LOAN LOSSES        60,000       60,000       180,000       140,000
                            ------------ ------------ ------------- -------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES   5,397,976    5,022,970    16,006,466    14,696,753
                            ------------ ------------ ------------- -------------

OTHER INCOME (EXPENSE):
 Loan service charges and
   other fees                    35,415       49,513       106,685       149,805
 Gain on sale of loans            4,065        6,704         5,420         8,955
 Loss from real estate held for
   development                        0     (50,000)             0      (50,000)
 Real estate owned operations,
   net                         (11,634)     (43,815)      (59,249)     (129,857)
 Service charges on accounts    619,751      554,778     1,791,192     1,648,235
 Other income (expense)        (57,111)       25,328     (111,942)        66,304
                            ------------- -------------  ------------  ----------
Total other income (expense)    590,486      542,508     1,732,106     1,693,442
                            ------------- -------------  ------------  ----------

OPERATING EXPENSES:
 Salaries and employee
   benefits                   2,142,833    1,898,500     6,709,130     5,601,097
 Occupancy and equipment        740,620      696,500     2,173,092     2,027,064
 Purchased services             333,648      287,488       949,104       779,071
 Federal deposit insurance
   premiums                      75,291       72,616       221,798       159,941
 Professional fees               95,965       70,863       273,520       222,408
 Advertising                     51,798       42,368       152,581        83,717
 Other                          374,332      316,090     1,047,649       935,989
                            ------------- ------------- -----------  ------------
Total operating expenses      3,814,487    3,384,425    11,526,874     9,809,287
                            ------------- ------------- -----------   -----------

INCOME BEFORE INCOME TAXES    2,173,975    2,181,053     6,211,698     6,580,908

INCOME TAXES:
 Current                        873,851      937,693     2,499,037     2,674,701
 Deferred                      (89,332)    (150,623)     (253,202)     (292,837)
                            ------------  -----------  ------------  ------------
Total income taxes              784,519      787,070     2,245,835     2,381,864

NET INCOME                  $ 1,389,456  $ 1,393,983  $  3,965,863  $  4,199,044
                            ============ ============ ============= =============

BASIC EARNINGS PER
  COMMON SHARE*           $      0.19   $      0.19   $      0.55   $       0.59
                           =============  ============  ==========   ===========
DILUTED EARNINGS PER
  COMMON SHARE*           $      0.19   $      0.19   $      0.54   $       0.57
                           =============  ============  ==========   ===========

Weighted average common
  shares outstanding*       7,216,619     7,162,668     7,195,890      7,166,190

Potential dilutive effect
  of the exercise of stock    104,696       186,036       105,186        176,571
  options*                 -----------    ----------    ----------   -----------

Adjusted weighted average
  common shares              7,321,315     7,348,704     7,301,076     7,342,761
  outstanding*             ============   ===========   ===========  ============
*Basic and Diluted earnings per common share, weighted average common shares outstanding and the potential dilutive effect of the exercise of stock options to reflect a three-for-one stock split paid in July 1998.
See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months ended
                                                            September 30
                                                 -----------------------------------
                                                      1998              1997
                                                             (Unaudited)
OPERATING ACTIVITIES:
Net income                                          $ 3,965,863         $ 4,199,044
Adjustments to reconcile net income to net
  cash provided by operating activities:
Provision for loan losses                               180,000             140,000
Depreciation and amortization                         1,425,869           1,343,794
Provision for real estate owned                         110,298             109,630
Provision for real estate held for development                0              50,000
Realized (gains) and losses on:
 Sale of loans and loans held for sale                  (5,419)             (8,955)
 Disposal and sale of fixed assets                            0               7,122
 Sale of real estate owned                            (103,544)            (10,630)
Proceeds from sale of loans held for sale                     0             101,625
Loans originated for sale                                     0           (100,000)
Increase in accrued interest receivable               (529,447)           (543,977)
Increase in prepaid expenses and other assets          (80,287)           (246,803)
Decrease in accrued interest payable                   (64,879)           (204,604)
Increase in other liabilities                         1,535,142             796,262
Deferred income taxes                                 (410,138)           (292,838)
                                                 ---------------     ---------------
  Net cash provided by operating activities           6,023,458           5,339,670
                                                 ---------------     ---------------
INVESTING ACTIVITIES:
Proceeds from sale of:
 Education loans                                      1,658,696             850,425
 Real estate owned                                      529,461              75,630
 Office property and equipment                            1,010                   0
Principal collected and proceeds from maturities
  of investment securities held to maturity         239,685,761         157,830,112
Proceeds from maturities of investment
  securities available for sale                      57,315,458           7,500,000
Principal collected on mortgage-backed
  securities held to maturity                        23,633,601          22,329,690
Principal collected on longer-term loans, net        44,520,089          38,094,034
Longer-term loans originated or acquired, net      (42,581,714)        (39,254,506)
Purchase of investment securities and mortgage-
  backed securities held to maturity              (250,358,332)       (180,562,014)
Purchase of investment securities and mortgage-
  backed securities available for sale            (112,472,554)        (47,531,779)
Purchase of Federal Home Loan Bank stock            (1,230,610)            (10,200)
Purchase of office property and equipment           (3,352,173)         (1,480,521)
                                                 ---------------     ---------------
 Net cash used in investing activities             (42,651,307)        (42,159,129)
                                                 ---------------     ---------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings
  accounts                                           32,756,138        14,650,282
Net (decrease) increase in time deposits           (10,976,303)         3,324,705
Net decrease in FHLB advances                       (7,878,155)       (2,600,000)
Proceeds from securities sold under agreements
  to repurchase                                      20,000,000        20,000,000
Increase in advances from borrowers for taxes
  and insurance                                         102,482            83,185
Purchase of treasury stock                            (186,051)         (127,361)
Dividends paid on common stock                        (550,856)         (358,336)
Net proceeds from issuance of common stock               93,643             5,177
                                                 ---------------     -------------
 Net cash provided by financing activities           33,360,898        34,977,652
                                                 ---------------     -------------
DECREASE IN CASH AND CASH EQUIVALENTS               (3,266,951)       (1,841,807)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       12,631,622         9,919,549
                                                 ---------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $    9,364,671      $  8,077,742
                                                 ===============     =============

Supplemental Disclosures:
 Cash paid for:
   Interest on deposits, advances, and other
     borrowings                                  $   18,855,260      $ 15,458,993
   Income taxes                                       2,300,558         2,578,575
 Non-cash investing and financing activities:
   Dividends declared and not paid at quarter
     end                                                216,606           167,144
   Non-monetary transfers from loans to real
     estate acquired through foreclosure                331,028                 0
See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                               Common shares   Common   Paid-in    Accumulated     Guarantee   Retained   Treasury      Total
                                outstanding    stock    capital   comprehensive   of employee  earnings    stock     Stockholders'
                                                                     income          stock                              Equity
                                                                                   ownership
Balances at December 31, 1997  $ 2,387,916  $ 260,437  $ 8,419,167  $ 53,955   $ (33,481)   $ 33,406,060  $ (3,190,321) $ 38,915,817
Net Income                                                                                     3,965,863                   3,965,863
Other comprehensive income,
  net of tax
 Unrealized gain on securities
   available for sale                                                           222,696                                      222,696
                                                                                                                        ------------
Total comprehensive income                                                                                                4,188,559

Dividends declared                                                                             (600,308)                  (600,308)
Decrease in guarantee of
  employee stock ownership plan
  debt                                                                             33,481                                    33,481
Exercise of stock options           35,868      3,587       90,056                                                           93,643
Purchase of common stock           (5,354)                                                                    (186,051)   (186,051)
Three-for-one stock split        4,801,754    524,537    (524,537)                                                                -
-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 1998   7,220,184    788,561    7,984,686   276,651             -    36,771,615    (3,376,372) $42,445,141
===================================================================================================================================
See notes to consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997.

FMS Financial Corporation (the "Corporation") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on form 10-Q and the exhibits thereto),in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation
Reform Act of 1995.

These forward-looking statements involve risks and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Corporation's control). The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: The strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

GENERAL
FMS Financial Corporation is the parent company of Farmers & Mechanics Bank ("the Bank"), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's annual report on Form 10K for the year ended December 31, 1997.

YEAR 2000
The Year 2000 issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed could produce inaccurate or unpredictable results upon the change to January 1, 2000, when current and future dates represent a lower two digit year number than dates in the prior century. The Bank, similar to most financial institutions, is significantly subject to the potential impact of the "Year 2000 issue" due to the nature of financial information. Potential impact to the Bank may arise from software, hardware, and equipment both within the Bank's direct control and outside of the Bank's ownership, yet with which the Bank electronically or operationally interfaces (e.g. vendors providing credit bureau information). Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning an adequate Year 2000 program and the responsibilities of senior management and directors. The Bank has a year 2000 compliance program in place to ensure that all software applications will be year 2000 certified compliant. The program includes Year 2000 committees consisting of directors and executive officers of the Bank. The purposes of the committees are to oversee and manage the year 2000 compliance program providing regular reports to the Board of Directors detailing progress with the Year 2000 issue. The Bank is currently replacing its core bank processing systems as the existing systems have reached their limit in capacity and function. The new systems which are scheduled to be installed and operational prior to December 31, 1998, will also provide Year 2000 compliance. Management expects that it will be able to satisfy year 2000 compliance issues by the end of 1998. The Bank has established a written Year 2000 Contingency Plan for all vital mission critial applications. It states both the plans in the event of non-compliance and the dates in which the contingency plan will be put into effect. The Bank has contacted all significant vendors and suppliers regarding their Year 2000 readiness. These third party vendors have delivered written assurance that they are or expect to be Year 2000 compliant prior to Year 2000. Management testing on all banking systems is progressing according to plan. Mission critical testing began during the second quarter of 1998 and will continue throughout the remainder of 1998 and into the first quarter of 1999. At this time management currently estimates Year 2000 compliance cost at between $50,000 and $150,000 of which $24,000 was incurred and expensed during the three and nine months ended September 30, 1998. The Bank does not expect that these costs will be material to its financial condition or results of operations. Non-compliance with the year 2000 issue could have an adverse affect on the operations of the business. Successful and timely completion of the Year 2000 compliance is based upon management's best estimate derived from various assumptions of future events which are inherently uncertain, including the progress and results of the Bank's testing plans, and all vendors, suppliers and customer readiness.

RECENTLY ISSUED ACCOUNTING STANDARDS
In June 1996, the FASB issued the Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" for which certain provisions were applicable January 1, 1997. This statement was amended by Statement of Financial Accounting Standards No. 127 (SFAS No. 127) "Deferral of the Effective Date of Certain Provisions of FASB No. 125" which deferred the effective date of a portion of SFAS No. 125 until January 1, 1998. The Corporation adopted SFAS No. 127 on January 1, 1998. This statement provides new conditions that must be met in order for a transaction to qualify for secured borrowing accounting treatment. The Corporation's securities sold under agreements to repurchase (repurchase agreements) continue to qualify as secured borrowing transactions under SFAS No. 125. Therefore, the adoption of SFAS No. 125 did not have a material effect on the financial position or results of operations of the Corporation.

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 130 (SFAS No. 130), "Reporting Comprehensive Income " which was effective for the Corporation beginning January 1, 1998. This Statement establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This statement was adopted by the Corporation during the first quarter of 1998 by including comprehensive income in the consolidated Statement of Changes in Stockholders' Equity. The adoption of this statement did not have a material effect on the financial position or results of operation of the Corporation.

EARNINGS PER SHARE
Statement of Financial Accounting Standards No. 128 (SFAS No. 128),
"Earnings per Share", requires the dual presentation of basic and diluted
EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion
15. The Corporation has presented both basic and diluted earnings per share as well as the reconciliation of the denominator in the consolidated statement of operations.

Basic and diluted earnings per share and weighted average common shares outstanding and common stock equivalents have been retroactively restated to reflect the increased number of common shares resulting from the three-for -one stock split that was paid to shareholders on July 14, 1998. A total of 5,245,370 additional shares were issued in conjunction with the stock split. The par value of the Corporation's stock remained unchanged. As a result, $524,537 was transferred from paid-in capital in excess of par to common stock.

FINANCIAL CONDITION -

Total Assets - at September 30, 1998 were $667.4 million as compared with total assets at December 31, 1997 of $628.4 million.

Investment Securities Held to Maturity - decreased $10.9 million to $101.4 million at September 30, 1998 from $112.3 million at December 31, 1997 primarily due to the net decrease in reverse repurchase agreements of $30.2 million, partially offset by the net purchase of $14.8 million in CMOs and $4.2 million in U.S. Agency notes during the nine months ended September 30, 1998. Investment securities held to maturity at September 30, 1998 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of September 30, 1998 and December 31, 1997 follows:

                                  September 30, 1998                           December 31, 1997
               ---------------------------------------------------------   ------------------------------
                                  Gross         Gross          Estimated                      Estimated
                   Amortized    Unrealized    Unrealized         Market         Amortized      Market
                     Cost          Gains        Losses           Value            Cost          Value
               ----------------------------------------------------------   -----------------------------
U.S. Gov't
  Agencies     $  83,543,245    $  490,610    $  (10,732)   $  84,023,123   $  79,347,265   $  79,497,591
CMOs              14,810,545        54,294        (7,458)      14,857,381               0               0
Reverse
  Repurchase               0             0              0               0      30,185,402      30,185,402
Municipal bonds    3,013,660         9,733              0       3,023,393       2,801,809       2,816,418
U.S. Treasury         15,000             0          (500)          14,500          15,000          14,500
               ----------------------------------------------------------   -----------------------------
Total          $ 101,382,450    $  554,637    $  (18,690)   $ 101,918,397   $ 112,349,476   $ 112,513,911
               ----------------------------------------------------------   -----------------------------

Investment Securities Available for Sale - increased $55.3 million to $135.6 million at September 30, 1998 from $80.3 million at December 31, 1997 as a result of the net purchase of $80.8 million of CMOs and $12.7 million of US Agency notes, partially offset by $38.5 million of principal paydowns on CMOs and REMICs during the nine months ended September 30, 1998. Investment securities available for sale consisted of $129.6 million in fixed rate securities and $5.6 million in adjustable rate securities at September 30, 1998. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 1998 and December 31, 1997 follows:

                              September 30, 1998                           December 31, 1997
             ---------------------------------------------------   ----------------------------
                              Gross       Gross       Estimated                     Estimated
               Amortized    Unrealized  Unrealized      Market      Amortized         Market
                  Cost        Gains       Losses        Value          Cost           Value
             ---------------------------------------------------   ----------------------------
U.S. Gov't
  Agencies  $  20,492,323  $ 138,070  $        0  $  20,630,393   $  7,850,135    $  7,870,581
CMOs           106,328,160    495,337    (22,421)    106,801,076     62,033,734      62,270,124
REMICs           8,387,755      1,252   (182,481)      8,206,526     10,372,889      10,197,956
             ---------------------------------------------------   ----------------------------
Total        $ 135,208,238  $ 634,659  $(204,902)  $ 135,637,995   $ 80,256,758    $ 80,338,661
             ===================================================   ============================

Loans, net - decreased $4.0 million to $298.8 million at September 30, 1998 from $302.8 million at December 31, 1997. This decrease was the result of approximately $44.5 million of principal collected on loans, partially offset by $42.6 million of loans originated during the nine months ended September 30, 1998. The following tables set forth certain information concerning the loan portfolio at the dates indicated. Table 1 shows loans receivable by major categories. Table 2 shows past due impaired loans by major categories.

Table 1                            September 30,   December 31,
                                      1998             1997
                                --------------------------------

Mortgage loans ( 1-4  dwelling)  $  247,698,466  $  253,000,504
Construction loans                    1,906,592       3,257,798
Commercial construction               2,632,499       2,385,192
Consumer loans                        2,993,214       3,609,033
Commercial real estate               45,875,595      42,974,261
Commercial business                   1,906,445       1,712,099
                                --------------------------------
Subtotal                            303,012,811     306,938,887
                                --------------------------------
Less:
    Deferred loan fees                  958,111         970,075
    Allowance for possible
      loan losses                     3,281,055       3,137,781
                                --------------------------------
Net Loans Receivable            $   298,773,645 $   302,831,031
                                ================================

Table 2                           September 30,    December 31,
Impaired Loans                        1998             1997
--------------                  --------------------------------

Impaired loans - non-accrual:
Mortgage loans:
 One-to-four family             $     2,149,805   $   2,394,052
 Commercial real estate               1,359,896       1,163,051
Consumer and other                       81,376          80,184
                                --------------------------------
Total impaired loans            $     3,591,077   $   3,637,287
                                --------------------------------



At September 30, 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.6 million of which $1.8 million related to loans that were individually measured for impairment with a valuation allowance of $377 thousand and $1.8 million of loans that were collectively measured for impairment with a valuation allowance of $90 thousand. For the nine months ended September 30, 1998, the average recorded investment in impaired loans was approximately $3.1 million. The Bank recognized $84 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $3.3 million in total reserves for possible loan losses at September 30, 1998, representing approximately 91% of non-accrual loans and 1.2% of total loans.

As of September 30, 1998 the Bank had outstanding loan commitments of $29.4 million, of which $23.9 million represented variable rate loans and $5.4 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and if necessary the sale of investment securities available for sale.

Mortgage-Backed Securities Held to Maturity - decreased $2.1 million to $89.9 million at September 30, 1998 from $92.0 million at December 31, 1997. The decrease is the result of $23.6 million in principal repayments, partially offset by the purchase of $21.3 million in GNMA and FNMA securities. Mortgage-backed securities at September 30, 1998 consisted of $62.8 million in fixed rate securities and $27.1 million in adjustable rate securities. Mortgage-backed securities held to maturity at September 30, 1998 and December 31, 1997 are summarized below:

                       September 30, 1998                     December  31, 1997
       ----------------------------------------------------  --------------------------
                       Gross        Gross
        Amortized    Unrealized   Unrealized    Estimated    Amortized   Estimated
          Cost         Gains        Losses     Market Value     Cost      Market
      ----------------------------------------------------  --------------------------
GNMA   $ 29,113,589  $   829,942   $  (7,266)  $ 29,936,265  $ 22,586,373 $  23,371,522

FNMA     36,842,676      580,911     (11,362)    37,412,225    35,648,943    36,198,921

FHLMC    23,777,834      631,790        (995)    24,408,629    33,379,272    34,324,036

Private     168,300        2,324         (48)       170,576       405,929       412,150
       ----------------------------------------------------  --------------------------
Total  $ 89,902,399  $ 2,044,967   $ (19,671)  $ 91,927,695  $ 92,020,517  $ 94,306,629
       ====================================================  ==========================

Real Estate Held for Development - remained stable at $644 thousand at September 30, 1998. The Bank has ceased making any new investments in real estate held for development projects and has limited any additional investments to those investments which are necessary to preserve and protect the existing assets so that they may be liquidated as soon as practical. Management believes that divestiture of its present land investments may take several years, depending on market conditions. Management will continue to monitor the net realizable value of its real estate investments. At September 30, 1998, the Bank's investment in and advances to subsidiaries engaged in land development was fully deducted from core, tangible, and risk-based capital.

Real Estate Owned - consisted of properties with a net book value of $241 thousand. These properties are carried at the lower of book value or fair market value less estimated costs to sell and are analyzed by management on a periodic basis. Real estate owned at September 30, 1998 was comprised of (i) 18 acres of land which is zoned for the construction of 109 townhouses, (ii) one residential condominium and (iii) one residential single family home. The Bank is currently seeking buyers for all of these properties.

Asset Classifications - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets decreased $612 thousand during the nine months ended September 30, 1998 resulting from a decrease in classified one-to-four family loans of $252 thousand, real estate owned of $205 thousand and commercial real estate of $156 thousand. The following table sets forth information with respect to the Bank's classified assets at the dates indicated:


                                        September 30,    December 31,
                                            1998             1997
                                        -------------    ------------

Classified Assets:
Substandard Loans:
 One-to-four family                     $   2,367,279    $  2,619,491
 Commercial real estate                     3,846,225       4,002,504
 Consumer and other                            81,376          80,184
                                        -------------    ------------
   Total loans                              6,294,880       6,702,179

Real estate held for development, net         644,487         644,487
Real Estate Owned, net                        241,174         446,361
                                        -------------    ------------
   Total Substandard                        7,180,541       7,793,027
                                        -------------    ------------

   Doubtful loans                                   0              0
                                        --------------   ------------
Total Doubtful                                      0              0
                                        --------------   ------------

 Loss - Commercial Real Estate                 15,872         15,242
                                        --------------   ------------
Total Loss                                     15,872         15,242
                                        --------------   ------------

TOTAL CLASSIFIED ASSETS                    $7,196,413     $7,808,269
                                        ==============   ============

Deposits - increased $21.8 million to $511.2 million at September 30, 1998 from $489.4 million at December 31, 1997 as a result of an increase in passbook and statement saving accounts of $7.1 million, interest bearing checking accounts of $12.9 million, non-interest checking accounts of $8.3 million, and money market accounts of $4.4 million offsetting a decrease in certificates of deposit of $10.9 million. Non-interest checking accounts increased due to the promotions of "Free Personal" and "Free Business" checking accounts.
Interest credited to depositors accounts for the nine months ended September 30, 1998 amounted to $12.3 million. The following tables set forth certain information concerning deposits at the dates indicated.


                              September 30, 1998                 December 31, 1997
                      -------------------------------------------------------------------
                                      Percent   Weighted               Percent  Weighted
                                     of Total    Average               of Total  Average
                         Amount      Deposits     Rate       Amount    Deposits   Rate
                      -------------------------------------------------------------------
Non-interest checking $  58,190,047     11.55%    0.00%   $  49,875,981   10.19%    0.00%
Checking accounts        67,595,721     13.20%    1.95%      54,688,332   11.17%    1.69%
Savings accounts         90,951,664     17.76%    2.95%      83,824,897   17.13%    2.87%
Money market accounts    62,408,960     12.18%    2.65%      58,001,044   11.85%    2.72%
Certificates            232,073,423     45.31%    5.29%     243,049,726   49.66%    5.32%
                      --------------------------------------------------------------------
 Total Deposits       $ 511,219,815    100.00%    3.57%   $ 489,439,980  100.00%    3.74%
                      ====================================================================

Borrowings - at September 30, 1998 amounted to $106.6 million. Borrowings included $10.0 million of 10% Subordinated Debentures, $80.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.57% and $16.6 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.98%. At December 31, 1997 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $60.0 million securities sold under agreements to repurchase with a weighted average rate of 5.72%, $24.5 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.08% and $33 thousand in the guarantee of Employee Stock Ownership Plan debt.

There are three (3) standards that a savings institution must satisfy in order to meet its capital requirements under "FDICIA". The requirements include a leverage ratio of tier 1 (core) capital to adjusted total assets of 4.0 percent, a tangible capital standard requirement of 2.0 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. If a savings institution is not in compliance with applicable capital standards, the Office of Thrift Supervision (OTS) can restrict the Bank's asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS. At September 30, 1998 the Bank exceeds all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 7.06%, 7.06%, and 17.86%, respectively.


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

The Corporation recorded net income for the three months ended September 30, 1998 of $1.4 million, or $.19 diluted earnings per share as compared to $1.4 million, or $.19 diluted earnings per share for the comparable period in 1997. Earnings for the nine months ended September 30, 1998 were $4.0 million, or $.54 diluted earnings per share as compared to $4.2 million, or $.57 diluted earnings per share for the comparable period in 1997.

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

The following table sets forth the Bank's weighted-average yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:

                                    Three Months        Nine Months
                                        Ended              Ended
                                    September 30,      September 30,
                                  -----------------  -----------------
                                     1998     1997     1998     1997
                                  -----------------  -----------------
Weighted-Average Yields Earned on:
 Loans, net                          8.02%    8.16%     7.97 %   8.03%
 Mortgage-Backed Securities          6.97     7.34      7.09     7.26
 Investment Securities               6.60     6.91      6.60     6.82
                                  -----------------  -----------------
 Total Interest-Earning Assets       7.32     7.72      7.32     7.62
                                  -----------------  -----------------
Weighted-Average Interest Rates
Paid on:
 Deposits                            3.57     3.76      3.58     3.73
 Borrowings                          5.76     6.05      5.69     5.95
 Subordinated Debentures            10.56    10.56     10.55    10.55
                                  -----------------  -----------------
 Total Interest-Bearing
   Liabilities                       4.02     4.02      4.04     3.98
                                  -----------------  -----------------


Weighted-Average Interest Rate    -----------------  -----------------
  Spread for the Period              3.31%    3.70%     3.29 %   3.64%
                                  =================  =================

Average Balance of Interest-Earning Assets and Interest-Bearing Liabilities

The following table sets forth the Bank's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:

                               Three Months Ended          Nine Months Ended
                                  September 30,              September 30,
                              ------------------------   ----------------------
                                 1998         1997          1998        1997
                              ------------------------   ----------------------
                                 (In Thousands)             (In Thousands)
Average Interest-Earning Assets:
 Loans, net                   $  303,449    $  310,714   $  304,079  $  311,371
 Mortgage-Backed Securities       89,381        95,151       91,522      99,013
 Investment Securities           248,701       126,203      239,523     114,712
                              ------------------------   ----------------------
  Total                          641,531       532,068      635,124     525,096
                              ------------------------   ----------------------

Average Interest-Bearing
Liabilities:
 Deposits                        518,300       479,491      508,550     471,520
 Borrowings                       97,579        26,919      100,527      27,855
 Subordinated Debentures          10,000        10,000       10,000      10,000
                              ------------------------   ----------------------
 Total                           625,879       516,410      619,077     509,375
                              ------------------------   ----------------------
Excess of Interest-Earning
  Assets over Interest-
  Bearing Liabilities         $   15,652    $   15,658    $  16,047  $   15,721
                              ------------------------   ----------------------

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

                              Three Months Ended              Nine Months Ended
                                 September 30,                  September 30,
                             1998 compared to 1997          1998 compared to 1997
                       ------------------------------     ----------------------------
                         Increase (Decrease) due to:       Increase (Decrease) due to:
                         Rate       Volume     Total       Rate      Volume      Total
                       ------------------------------     ----------------------------
                                (In Thousands)                  (In Thousands)
Interest income:
 Loans receivable      $  (107)   $  (148)   $  (255)    $  (153)   $  (440)   $ (593)
 Mortgage-backed
   securities              (83)      (106)      (189)       (117)      (409)     (526)
 Investment securities    (193)      2,117      1,924       (394)      6,398     6,004
                       ------------------------------     ----------------------------

 Total change -
   interest income        (383)      1,863      1,480       (664)      5,549     4,885
                       ------------------------------     ----------------------------
Interest expense:
 Deposits                 (258)        365        107       (554)      1,038       484
 Borrowings                (70)      1,068        998       (200)      3,251     3,051
 Subordinated
   Debentures                 0          0          0           0          0         0

                       ------------------------------     ----------------------------
 Total change -
   interest expense       (328)      1,433      1,105       (754)      4,289     3,535
                       ------------------------------    -----------------------------
Net change in net      $   (55)   $    430   $    375    $    90    $  1,260   $ 1,350
  interest income      ------------------------------    -----------------------------

Net Interest Income - for the three and nine months ended September 30, 1998 totaled $5.5 million and $16.2 million, respectively. Net interest income for the three months ended September 30, 1998 increased $375 thousand as compared to the same period in 1997 due primarily to an increase in interest income on investment securities of $1.9 million, partially offset by an increase of $1.0 million in interest expense on borrowings.

The increase in interest income on investment securities was due to a significant increase in the average balance of the portfolio of $122.5 million to $248.7 million for the three months ended September 30, 1998 from $126.2 million for the same period in 1997, which resulted in an increase in interest income of $2.1 million. The average balance increase was due to the net purchase of $106.8 million of collateralized mortgage obligations and $37.3 million of U.S. Agency notes since September 30, 1997. The average yield on the investment portfolio decreased 31 basis points to 6.60% for the three months ended September 30, 1998 from 6.91% for the three months ended September 30, 1997, which resulted in a decrease in interest income of $193 thousand due to rate changes.

The increase in interest expense on borrowings of $1.0 million for the three months ended September 30, 1998 compared to the same period in 1997 was due to an increase in the average balance of borrowings of $70.7 million to $97.6 million at September 30, 1998 from $26.9 million at September 30, 1997, partially offset by a decrease in the weighted average rate of 29 basis points to 5.76% for the three months ended September 30, 1998 from 6.05% for the same period in 1997 which resulted in a decrease in interest income of $70 thousand.

Net interest income for the nine months ended September 30, 1998 increased $1.4 million primarily due to an increase in interest income on investment securities of $6.0 million, partially offset by an increase in interest expense on borrowings of $3.1 million as compared to the same period in 1997.

The increase in interest income on investment securities was due to an increase in the average balance of the portfolio of $124.8 million to $239.5 million for the nine months ended September 30, 1998 from $114.7 million for the same period in 1997, which resulted in an increase in interest income of $6.4 million. The average yield on the investment portfolio decreased 22 basis points to 6.60% for the nine months ended September 30, 1998 from
6.82 % for the nine months ended September 30, 1997, which resulted in an decrease in interest income of $394 thousand due to rate changes.

The increase in interest expense on borrowings of $3.1 million for the nine months ended September 30, 1998 compared to the same period in 1997 was due to an increase in the average balance of borrowings of $72.7 million to $100.5 million for the nine months ended September 30, 1998 from $27.9 million for the nine months ended September 30, 1997, which resulted in an increase in interest expense of $3.3 million. The weighted average rate on borrowings decreased 26 basis points to 5.69% for the nine months ended September 30, 1998 from 5.95 % for the nine months ended September 30, 1997, which resulted in a decrease in interest expense of $200 thousand.

Provision for Loan Losses - for the three months ended September 30, 1998 was $60 thousand compared to $60 thousand for the same period in 1997. The total provision for potential loan losses increased to $180 thousand for the nine months ended September 30, 1998 from $140 thousand for the nine months ended September 30, 1997. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loans losses will not increase or be necessary. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Operating Expenses - for the three and nine month periods ended September 30, 1998 amounted to $3.8 million and $11.5 million, respectively, as compared to $3.4 million and $9.8 million for the same periods in 1997.

Salaries and Employee Benefits - for the three and nine month periods ended September 30, 1998 were $2.1 million and $6.7 million, respectively, as compared to $1.9 million and $5.6 million for the same periods in 1997. The increase was due to additional staff in the three new branches opened since the third quarter of 1997, as well as an increase in branch staff for additional operating hours, principally extended weekday hours until 9:00 p.m. Average full time equivalent employees at September 30, 1998 were 363 as compared to 281 at September 30, 1997.

Occupancy and Equipment - for the three and nine month periods ended
September 30, 1998 amounted to $741 thousand and $2.2 million, respectively, as compared to $697 thousand and $2.0 million for the same periods in 1997.
The increase is the result of additional depreciation and occupation expenses on the new branches opened as well as other facility improvements and equipment additions since the third quarter of 1998.

Purchased Services - for the three and nine month periods ended September 30, 1998 amounted to $334 thousand and $949 thousand, respectively, as compared to $287 thousand and $779 thousand for the same periods in 1997. Check processing costs have increased $67 thousand for the nine months ended September 30, 1998 due to higher transaction volumes from an increase in the number of checking accounts opened.

Federal Insurance Premium - for the three and nine month periods ended September 30, 1998 amounted to $75 thousand and $222 thousand, respectively, as compared to $73 thousand and $160 thousand for the same periods in 1997. The increase in the nine months ended September 30, 1998 was due to an assessment refund of $53 thousand during the first quarter of 1997 from the recapitalization of the SAIF.

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid assets", which include obligations of the United States government and federal agencies and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. The Bank has generally maintained liquidity in excess of required levels.
The Bank's regulatory liquidity was 4.06% at September 30, 1998 and 11.46% at December 31, 1997.

ITEM 3: DISCLOSURE ABOUT MARKET RISK

MARKET RISK
The Bank's financial performance is impacted by, among other factors, interest rate risk. Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Bank's Asset Liability Management Committee ("ALCO") , which includes senior management. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in the interest rate repricing GAP, the net portfolio values ("NPV") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Bank's balance sheet to minimize the impact of sudden and sustained changes in interest rates through GAP, NPV and net interest income scenarios. The Bank's exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and the ALCO. The principal objective of the ALCO is to maximize income within acceptable levels as established by the risk policy. The Board of Directors may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved limits. The Bank has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets and increase the effective maturities of certain liabilities, to reduce the exposure to interest rate fluctuations. These strategies include focusing its investment activities on short and medium-term securities, maintaining and increasing the transaction deposit accounts, as these accounts are considered to be relatively resistant to changes in interest rates and utilizing FHLB borrowings and deposit marketing programs to adjust the term or repricing of its liabilities. There were no significant changes for the nine months ended September 30, 1998 from the information presented in the annual report on Form 10-K for the year ended December 31, 1997.

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





FMS FINANCIAL CORPORATION




Date: November 12, 1998            /s/ Craig W. Yates
                                   ------------------
                                   Craig W. Yates
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date: November 12, 1998            /s/  Channing L. Smith
                                   ----------------------
                                   Channing L. Smith
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)