Form 10-K
period 1998-12-31
FMS FINANCIAL CORP
filed 1999-03-26
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
|X|        EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1998

|_| TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission File Number: 0-17353

                            FMS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

   New Jersey                                                  22-2916440
--------------------------------------------------       -----------------------
 (State or other jurisdiction of incorporation             (I.R.S. Employer
      or organization)                                      Identification No.)

   3 Sunset Road, Burlington, New Jersey                          08016
--------------------------------------------------       -----------------------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:           (609) 386-2400
                                                    ----------------------------

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         Based on the closing sales price of $9.00 per share of the registrant's common stock on March 1, 1999, as reported on the Nasdaq National Market System the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $65.1 million. On such date, 7,231,767 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   Portions of 1998 Annual Report to Stockholders (Parts II and IV)
     2.   Portions  of  Proxy   Statement   for  the  1999  Annual   Meeting  of
          Stockholders. (Part III)

                                     PART I

Forward-Looking Statements

         FMS Financial Corporation (the "Corporation") may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the private securities litigation reform act of 1995.

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

Item 1.  Business

General

         FMS Financial Corporation, a New Jersey corporation, headquartered in Burlington, New Jersey, is the holding company for Farmers and Mechanics Bank (the "Bank"). The Bank principally operates through its twenty-three branch offices located throughout Burlington County, New Jersey.

         The Bank is primarily engaged in the business of attracting deposits from the general public and originating loans which are secured by residential real estate. To a lesser extent, the Bank also originates consumer, commercial business loans and construction loans and invests in U.S. government securities and mortgage-related securities. The Bank has several subsidiaries which are currently either inactive or not material to the operations of the Bank.

Competition

         The Bank's primary market area consists of Burlington County, New Jersey, and is one of many financial institutions serving this market area. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

Analysis of Loan Portfolio

         The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                          December 31,
                            -----------------------------------------------------------------------------------------------------
                                   1998                  1997                 1996                1995               1994
                            ------------------  --------------------  -------------------   ----------------   ------------------
                             Carrying  Percent    Carrying  Percent    Carrying  Percent    Carrying  Percent  Carrying  Percent
                              Value   of Total     Value   of Total     Value    of Total    Value   of Total   Value    of Total
                             -------  --------    -------  --------    -------   --------   -------  --------  -------   --------
                                              (In thousands)
Mortgage loans:
  One-to-four family........$246,072    81.11%   $253,001     82.43%  $257,451    82.89%   $249,278    85.30% $245,874    85.65%
  Commercial real estate....  45,938    15.14      42,974     14.00     39,177    12.61      34,721    11.88    32,228    11.23
  Commercial construction...   2,609      .86       2,385       .78      4,395     1.42          --       --        --       --
  Construction..............   1,410      .46       3,258      1.06      3,712     1.20       2,116      .73     2,924     1.02
                              ------   ------     -------    ------    -------   ------     -------    -----   -------  -------
      Total mortgage loans.. 296,029    97.57     301,618     98.27    304,735    98.12     286,115    97.91   281,026    97.90
Consumer and other loans:
  Consumer..................   3,237     1.07       3,609      1.17      4,015     1.29       4,337     1.48     4,317     1.50
  Commercial business.......   4,121     1.36       1,712       .56      1,830      .59       1,779      .61     1,712      .60
                              ------  -------     -------   -------    -------   ------      ------   ------   -------   ------
   Total consumer and other
        loans...............   7,358     2.43       5,321      1.73      5,845     1.88       6,116     2.09     6,029     2.10
                              ------   ------    --------    ------   --------   ------    --------   ------  --------   ------

      Total loans...........$303,387   100.00%    306,939    100.00%   310,580   100.00%    292,231   100.00%  287,055   100.00%
                             =======   ======     =======    ======    =======   ======     =======   ======   =======   ======


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

         The Bank presently offers mortgage loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate indexed higher than the corresponding U.S. Treasury security index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and presently not to exceed a rate of 11.5% over the life of the loan. At December 31, 1998, adjustable-rate residential first mortgage loans amounted to $55.1 million or 18.17% of the Bank's total loan portfolio. These loans are generally not originated under terms, conditions and documentation which permit their sale in the secondary mortgage market to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA").

         Fixed-rate mortgage loans are generally underwritten according to FHLMC and FNMA guidelines. The Bank sells fixed-rate loans in the secondary market from time to time when such sales are consistent with the Bank's asset/liability management goals and can be achieved on terms favorable to the Bank. The Bank generally charges a higher interest rate on loans if the property is not owner-occupied. At December 31, 1998, $166.8 million or 55% of the Bank's total loan portfolio, consisted of long-term fixed-rate first mortgage loans of which none were classified as held for sale.

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

         The Bank actively solicits and originates home equity loans and equity reserve lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 1998, the Bank had home equity loans in the amount of $14.8 million or 4.88% of its total loan portfolio. Also at December 31, 1998, the Bank had approved $23.8 million in home equity lines of credit, of which $9.3 million was outstanding.

         Construction   Loans.   The  Bank  originates   loans  to  finance  the
construction of one-to-four family dwellings and/or commercial real estate. Generally, the Bank only makes interim construction loans to individuals if it also makes the permanent mortgage loan on the property. Construction loans to builders are generally made only if the Bank makes the permanent mortgage loan or if the builder has a contract for sale and the purchaser has received a permanent mortgage commitment. Interim construction loans to builders generally have terms of up to nine months and interest rates which adjust above the prime interest rate (generally 1% to 2%).

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

         Commercial Real Estate Loans. The Bank's commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), in the Bank's market area. Commercial real estate loans and multi-family residential loans have been made in amounts up to $3.8 million, with most of such loans ranging in size from $100,000 to $1.0 million. Permanent loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. The Bank's permanent commercial real estate loans are secured by improved property such as office buildings, retail stores, warehouse, church buildings and other non-residential buildings, most of which are located in the Bank's primary market area. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust above the prime interest rate (generally 1% to 2%) or a specified treasury index or are balloon loans with fixed interest rates which mature in three to five years with principal amortization for a period of up to 25 years.

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

         Commercial Business Loans. The Bank's commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income. The Bank's commercial business loans are generally made to small and mid-sized companies located within the Bank's primary lending area. In most cases, the Bank requires additional collateral of equipment, chattel or other assets before making a commercial business loan.

         Loan Commitments. The Bank issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases, the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. At December 31, 1998, the Bank had unused lines of credit and outstanding loan origination commitments of approximately $29.8 million.

         Loan Origination and Loan Servicing Fees. The Bank receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the mortgage loan which are charged to the borrower for origination of the loan. The Bank's loan origination fees generally range from 2% to 3% on conventional residential mortgages and 1% to 2% on commercial real estate loans. All loan origination fees, net of incremental direct loan origination costs, are deferred and amortized over the contractual life of the related loans.

         At December 31, 1998, the Bank serviced for others 492 loans with an outstanding aggregate balance of $20.4 million. Loan servicing income for the years ended December 31, 1998, 1997 and 1996, was $68 thousand, $83 thousand and $98 thousand, respectively. Such loans were originated by the Bank and sold through the secondary mortgage market with the servicing rights to those loans retained by the Bank. The loan servicing activities of the Bank include collecting and remitting loan payments, holding escrow funds for the payment of real estate taxes and insurance premiums and generally administering the loans.

Non-Performing and Problems Assets

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

         Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income by the establishment of a reserve on uncollected interest. Such interest, when ultimately collected, is credited to the income in the period received.

           Non-Performing Assets. The following table sets forth information regarding impaired loans, troubled debt restructured and real estate owned assets by the Bank at the dates indicated.

                                                                                   At December 31,
                                                    ------------------------------------------------------------------------
                                                       1998             1997            1996            1995       1994
                                                    ---------         --------       ----------      --------     --------
                                                                                 (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One-to-four family.............................     $ 1,733          $2,394          $2,413          $2,502      $1,446
  Commercial real estate.........................       1,205           1,163           1,663           1,604       1,040
  Consumer and other.............................         282              80              15               6         469
                                                        -----           -----           -----           -----       -----
    Total mortgage non-accrual loans.............     $ 3,220          $3,637          $4,091          $4,112      $2,955
                                                        -----           -----           -----           -----       -----

Other nonaccrual loans...........................          --              --              --          $  354          --
Troubled debt restructuring......................     $   477(1)       $  684(1)       $  560(1)          634(1)   $1,143
Real estate owned, net...........................         168             446             622             669       1,812
Other non-performing assets......................         644             644           1,228           1,228       1,428
                                                        -----           -----           -----           -----       -----
Total non-performing assets......................     $ 4,509          $5,411          $6,501          $6,997      $7,338
                                                       ======           =====           =====           =====       =====

Total non-accrual loans to net loans.............        1.08%           1.20%           1.33%           1.43%       1.04%
                                                       ======            ====            ====            ====        ====
Total non-accrual loans to total assets..........         .47%            .58%            .76%           0.82%       0.61%
                                                       ======            ====            ====            ====        ====
Total non-performing assets to total assets......         .65%            .86%           1.20%           1.39%       1.52%
                                                       ======            ====            ====            ====        ====

------------------------
(1) Loans restructured prior to SFAS Nos. 114 and 118 effective date and performing in accordance with the terms of the restructuring agreement.

         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected.

Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         In accordance with its classification of assets policy, the Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1998, the Bank had $314 thousand, $6.8 million, and $9 thousand, classified as special mention, substandard, and loss assets.

         Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

         The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                         For the Year Ended December 31,
                                           ---------------------------------------------------------
                                               1998      1997        1996        1995        1994
                                           ---------  ---------    --------    --------    ---------
                                                              (Dollars in Thousands)
Balance at beginning of period ..........   $ 3,138     $ 2,782     $ 2,767     $ 2,622     $ 2,589
Loans charged-off:
  One-to-four family ....................       (37)         (8)       (114)        (13)        (44)
  Commercial real estate ................        --          --          --          --          --
  Construction ..........................        --          --          --          --          --
  Consumer ..............................        (1)        (40)         (1)         (6)        (37)
  Commercial business ...................        --          (1)         --          --         (38)
                                            -------     -------     -------     -------     -------
    Total charge-offs ...................       (38)        (49)       (115)        (19)       (119)
Recoveries ..............................         2           5          10          44          86
                                            -------     -------     -------     -------     -------
Net loans charged-off ...................       (36)        (44)       (105)         25         (33)
                                            -------     -------     -------     -------     -------
Provision for possible loan losses ......       240         400         120         120          66
                                            -------     -------     -------     -------     -------
Balance at end of period ................   $ 3,342     $ 3,138     $ 2,782     $ 2,767     $ 2,622
                                            =======     =======     =======     =======     =======
Ratio of net charge-offs to average loans
  outstanding during the period .........     0.012%      0.014%      0.035%     (0.009%)     0.012%


Analysis of the Allowance for Loan Losses

         The following table sets forth the breakdown of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowances to absorb losses in any category.

                                                                           At December 31,
                                   ------------------------------------------------------------------------------------------------
                                          1998               1997              1996                1995                1994
                                   ------------------- ------------------ ------------------- ------------------ ------------------
                                           Percent of         Percent of          Percent of         Percent of          Percent of
                                            Loans to           Loans to            Loans to           Loans to            Loans to
                                    Amount Total Loans Amount Total Loans Amount  Total Loans Amount Total Loans Amount Total Loans
                                    ------ ----------- ------ ----------- ------  ----------- ------ ----------- ------ -----------

  Loans:                                                             (Dollars in Thousands)

  One-to-four family............... $1,929    81.11%  $2,016    82.43%    $1,716     82.89%   $1,718    85.30%   $1,656    85.65%
  Commercial real estate...........  1,232    15.14      954    14.00        877     12.61       819    11.88       757    11.23
  Commercial construction..........     26      .86       24      .78         44      1.42        --       --        --       --
  Construction.....................     14      .46       32     1.06         37      1.20        21      .73        29     1.02
  Consumer and other...............     65     1.07       62     1.17         76      1.29        68     1.48        70     1.50
  Commercial business..............     76     1.36       50      .56         32       .59       141      .61       110      .60
                                    ------   ------   ------    -----     ------     -----    ------  -------     -----  -------
   Total allowance for loan losses  $3,342   100.00%  $3,138   100.00%    $2,782    100.00%   $2,767   100.00%   $2,622   100.00%
                                     =====   ======    =====   ======      =====    ======     =====   ======     =====   ======


Investment Activities and Mortgage-Backed Securities

         General. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short term securities and certain other investments. The Bank has maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short term demand for funds to be used in the Bank's loan origination and other activities. The Bank classifies its investments as securities available-for-sale or investments securities held-to-maturity in accordance with SFAS No. 115. At December 31, 1998, the Bank's investment portfolio policy allowed investments in instruments such as U.S. Treasury obligations, U.S. federal agency or federally sponsored agency obligations, municipal obligations, mortgage-backed securities, banker's acceptances, certificates of deposit, federal funds, including FHLB overnight and term deposits, as well as investment grade corporate bonds, commercial paper and the mortgage derivative products described below. The Bank's Board of Directors may authorize additional investments.

         The Bank's securities available-for-sale and investment securities held-to-maturity portfolios at December 31, 1998 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's equity, excluding those issued by the United States Government or its agencies.

         Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in residential mortgage-backed securities ("MBS"). Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, Government National Mortgage Association ("GNMA"), and FNMA.

         Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate), as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

         The following table sets forth the carrying value and market value of the Bank's mortgage backed securities and investment securities held to maturity and securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.

                                                                         At December 31,
                                                -------------------------------------------------------------------
                                                       1998                   1997                    1996
                                                -------------------- ----------------------    --------------------
                                                           Estimated              Estimated               Estimated
                                                 Carrying    Market    Carrying     Market     Carrying     Market
                                                   Value     Value      Value       Value        Value      Value
                                                   -----     -----      -----       -----        -----      -----
Investment securities held to maturity:                                    (In Thousands)
  U.S. government and agency securities.......  $ 78,292  $ 78,242   $ 79,347    $ 79,498     $ 46,792   $ 46,156
  Reverse repurchase agreements...............        --        --     30,185      30,185       20,000     20,000
  Municipal bonds.............................     3,824     3,827      2,802       2,816          795        800
  U.S. treasuries.............................        --        --         15          14           15         14
  CMO's.......................................    47,302    47,297         --          --           --         --
  MBS.........................................    90,593    92,262     92,021      94,307      104,313    105,558
Investment securities available for sale:
  U.S. agencies...............................    18,501    18,501      7,871       7,871        4,997      4,997
  U.S. treasuries.............................        --        --         --          --        1,999      1,999
  CMO's.......................................    91,332    91,332     72,468      72,468       18,451     18,451
                                                 -------   -------    -------     -------       ------     ------
      Total investment securities.............   329,844   331,461    284,709     287,159      197,362    197,975
  Federal Home Loan Bank of New York stock ...     4,861     4,861      3,631       3,631        3,621      3,621
  Interest bearing deposits and overnight
    investments...............................        --        --        827         827          347        347
                                                --------  --------   --------    --------        -----      -----
     Total investments........................  $334,705  $336,322   $289,167    $291,617     $201,330   $201,943
                                                 =======   =======    =======     =======      =======    =======

                                       10

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at December 31, 1998.

                                                                                            More than
                                 One Year or Less   One to Five Years Five to Ten Years     Ten Years    Total Investment Securities
                                ------------------  ----------------- ----------------- ---------------- ---------------------------
                                Carrying   Average  Carrying Average  Carrying  Average Carrying Average  Carrying  Market  Average
                                  Value     Yield    Value    Yield    Value     Yield   Value    Yield     Value    Value    Yield
                                 -------   -------  -------  -------  -------   -------  -----    -----    -------  -------   -----
                                                                     (Dollars in Thousands)
Investment securities held to
maturity:
 U.S. government and
 agency obligations...........     $   --    --%   $ 5,000     6.05%  $53,387    6.33%  $ 19,905   6.96%  $ 78,292  $78,242    6.47%
 Municipal bond...............      3,594  3.91         --      --         --      --        230   5.60      3,824    3,827    4.01
 CMO's                                 --    --         --      --      5,456    6.50     41,846   6.69     47,302   47,297    6.66
 MBS..........................      1,008  6.84      5,166     7.17     7,253    7.54     77,166   7.19     90,593   92,262    7.21
Investment securities available
for sale:
 U.S. Government and
  Agency......................         --    --         --       --    17,503    6.46        998   7.00     18,501   18,501    6.49
 CMO's........................         --    --        354     7.00     9,537    5.85     81,442   6.84     91,332   91,333    6.73
                                    -----          -------             ------            -------           -------   ------
   Total......................     $4,602  4.56%   $10,520     6.63%  $93,136    6.39%  $221,587   6.94%  $329,844 $331,461    6.74%
                                    =====  ====     ======    =====    ======   =====    =======  =====    =======  =======  ======

Sources of Funds

         General. Deposits are the major external source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

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

         Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

Maturity Period of Deposits         Certificates of
---------------------------         ---------------
                                        Deposit
                                        -------
                                     (In Thousands)
Three months or less.............       $ 11,541
Three through six months.........          4,966
Six through twelve months........          4,650
Over twelve months...............          5,647
                                          ------
     Total.......................       $ 26,804
                                          ======

         Deposit Rate. The following table sets forth the distribution of the Bank's average balance of deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                              At December 31,
                                               1998                               1997                           1996
                                 ---------------------------------   -----------------------------   ----------------------------
                                                          Weighted                        Weighted                       Weighted
                                            Percent of    Average               Percent   Average                Percent  Average
                                  Average      Total      Nominal    Average   of Total   Nominal    Average    of Total  Nominal
                                  Balance    Deposits      Rate      Balance   Deposits    Rate      Balance    Deposits    Rate
                                  -------    --------     ------     -------   --------   ------     -------    --------   -----

                                                                         (Dollars In Thousands)

Passbook and regular savings.... $ 84,480       16.31%      2.53%   $ 73,802     15.6%      2.56%     $69,666     16.22%    2.52%

Checking accounts...............  128,259       24.76       1.89      89,418     18.8        .92       72,427     16.87      .96

Money market deposit accounts...   62,099       11.99       2.64      59,797     12.6       2.72       57,399     13.37     2.65

Certificates of deposit.........  234,471       45.26       5.35     243,381     51.3       5.32      228,974     53.32     5.30

Surrogate statement.............    8,714        1.68       5.80       7,860      1.7       5.80          947       .22     6.12
                                  -------     -------                -------  -------               ---------    ------

  Total Deposits................ $518,023      100.00%      3.49%   $474,258   100.00%      3.74%    $429,413    100.00%    3.77%
                                  =======      ======       ====     =======   ======       ====      =======    ======     ====


Personnel

         As of December 31, 1998 the Corporation, including its subsidiaries, had 226 full-time employees and 141 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which are related to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or a somewhat similar test for domestic building and loan associations. If the Corporation acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Corporation and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "-- Regulation of the Bank -- Qualified Thrift Lender Test."

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

         Prior to January 1, 1997, as a member of the SAIF, the Bank paid an insurance premium to the FDIC equal to a minimum of 0.23% of its total deposits. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. In 1996, the annual insurance premium for most BIF members was lowered to $2,000. The lower insurance premiums for BIF members placed SAIF members at a competitive disadvantage to BIF members.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. Beginning January 1, 1997, the deposit insurance assessment for SAIF members was reduced to .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members will be assessed approximately .013% of deposits. After 1999, assessments for BIF and SAIF members should be the same. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Corporation declined by approximately 70%.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions.

         Dividend and Other Capital Distribution Limitations. Current OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Corporation and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Corporation.

         Current OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess over its capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified  Thrift Lender Test.  HOLA requires  savings  institutions to meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of December 31, 1998, the Bank was in compliance with its QTL requirement with 92.31% of its assets invested in QTIs.

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

Item 2.  Properties

         The Bank conducts its business through its two administrative offices located in Burlington, New Jersey and its 23 branch locations in Burlington County, New Jersey. All of the Bank's office and branch facilities are owned by the Bank, except for two branch office locations in Lumberton and Medford, New Jersey. Management of the Bank considers the physical condition of each of the Bank's administrative and branch offices to be good and adequate for the conduct of the Bank's business.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

     The information contained under the section captioned "Stock Market Information" in the Corporation's 1998 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                    Part III


Item 10.  Directors and Executive Officers of the Registrant

     The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nomineed for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and "- Biographical Information" in the 1999 Proxy Statement are incorporated herein by reference.

Executive Officers of the Company Who Are Not Directors

Name and Title                          Age as of December 31, 1998
--------------                          ---------------------------

Channing L. Smith                                    55
Vice President and
Chief Financial Officer

James E. Igo                                         42
Senior Vice President and
Chief Lending Officer

Thomas M. Topley                                     38
Senior Vice President and
Corporate Secretary



     Channing L. Smith has served as Vice President and Chief Financial Officer of the Corporation and the Bank since October 1994. In this capacity, he is responsible for the management of the accounting, treasury, and investments of the Bank. From April 1994 to October 1994, he served as controller of the Corporation and the Bank. From January 1990 to April 1993 he served as corporate Controller for Circuit Foil USA.

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

     Thomas M. Topley has served as Senior Vice President of Operations since April 1993 and as Corporate Secretary of the Corporation and the Bank since April 1992. In that capacity, he is responsible for corporate records, retail branch administration, human resources, data processing and accounting operations. From June 1990 to April 1993, Mr. Topley served as Vice President and Controller for the Bank.

Item 11.  Executive Compensation

     The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

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

                                     Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1. The consolidated statements of financial conditions of FMS Financial Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1998, together with the related notes and the independent auditors' report of PricewaterhouseCoopers, LLP, independent accountants.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

                    The  following Exhibits are filed as part of this report:

                    3.1  Certificate of Incorporation (Incorporated by reference to the Registrant's Form S-1 Registration Statement No.
                         33-24340).
                    3.2  Bylaws  (Incorporated  by reference to the Registrant's
                         Form S-1 Registration Statement No. 33-24340).
                    4    Agreement  to furnish copy to  Securities  and Exchange
                         Commission  upon  request of  Indenture  dated July 28,
                         1994, relating to 10% Subordinated  Debentures due 2004
                         in   aggregate   principal   amount  of  $10   million.
                         (Incorporated  by  reference  to  Registrant's   Annual
                         Report on Form 10-K for the fiscal year ended  December
                         31, 1994).
                    10.1 Stock  Option  and  Incentive  Plan   (Incorporated  by
                         reference  to the  Registrant's  Form S-8  Registration
                         Statement No. 33-24340).
                    13   1998 Annual Report to Stockholders
                    21   Subsidiaries of the Registrant
                    23   Consent of Independent Auditors
                    27   Financial Data Schedule (electronic filing only)


         (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 1999.

                                       FMS FINANCIAL CORPORATION


                                       By: /s/ Craig W. Yates
                                           -------------------------------------
                                           Craig W. Yates, President and
                                           Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1999 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Charles B. Yates                 /s/ Craig W. Yates
-----------------------------------  -------------------------------------------
Charles B. Yates                     Craig W. Yates
Chairman of the Board                President, Chief Executive Officer
                                     and Director
                                     (Principal Executive Officer)


/s/ George J. Barber                 /s/ Channing L. Smith
-----------------------------------  -------------------------------------------
George J. Barber, Director           Channing L. Smith
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

/s/ Edward J. Staats, Jr.            /s/ Wayne H. Page
-----------------------------------  -------------------------------------------
Edward J. Staats, Jr., Director      Wayne H. Page, Director



/s/ James C. Lignana                 /s/ Dominic W. Flamini
-----------------------------------  -------------------------------------------
James C. Lignana, Director           Dominic W. Flamini, Director



/s/ Vincent R. Farias                /s/ Ruppert A. Hall, Jr.
-----------------------------------  -------------------------------------------
Vincent R. Farias, Director          Ruppert A. Hall, Jr., Director



/s/ Mary Wells
-----------------------------------
Mary Wells, Director