Form 10-Q
period 1999-03-31
FMS FINANCIAL CORP
filed 1999-05-12
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended March 31, 1999

                                       OR

--- Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 0-17353

                            FMS FINANCIAL CORPORATION
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                      22-2916440
----------------                                           ---------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

3 Sunset Road, Burlington, New Jersey                             08016
-------------------------------------                           ---------
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

         As of May 7, 1999 there were issued and outstanding shares 7,210,966 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                                 MARCH 31, 1999
                                 --------------

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I - Financial Information
------------------------------

         Item 1 - Financial Statements

               Consolidated Statements of Financial Condition as of
                       March 31, 1999 (unaudited) and December 31, 1998........1

               Consolidated Statements of Income (unaudited)
                       for the three months ended
                       March 31, 1999 and March 31, 1998.......................2

               Consolidated Statements of Cash Flows (unaudited)
                       for the three months ended March 31, 1999
                       and March 31, 1998......................................3
               Consolidated Statements of Changes in Stockholders' Equity
                       for the three months ended March 31, 1999 (unaudited)...4

         Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations....... 5 - 14

         Item 3 - Disclosure about Market Risk................................14

PART II - Other Information
---------------------------

         Item 1 - Legal Proceedings...........................................15

         Item 2 - Changes in Securities.......................................15

         Item 3 - Defaults Upon Senior Securities.............................15

         Item 4 - Submission of Matters to a Vote of Security Holders.........15

         Item 5 - Other Information...........................................15

         Item 6 - Exhibits and Reports on Form 8-K............................15

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------
                                                               March 31, 1999          December 31, 1998
------------------------------------------------------------------------------------------------------------
                                                              (Unaudited)
ASSETS
------------------------------------------------------------------------------------------------------------
     Cash and amounts due from depository institutions            $  13,350,385            $    18,142,316
     Interest-bearing deposits                                           55,461                          0
     Federal Fund Sold                                                        0                          0
     Short term funds                                                38,263,004                 11,754,075
                                                                  -------------            ---------------
        Total cash and cash equivalents                              51,668,850                 29,896,391
     Investment securities held to maturity                         145,409,391                129,417,826
     Investment securities available for sale                        79,557,961                109,833,133
     Loans, net                                                     297,495,386                298,603,223
     Mortgage-backed securities held to maturity                     93,976,502                 90,592,647
     Accrued interest receivable:
        Loans                                                         1,638,507                  1,839,217
        Mortgage-backed securities                                      636,453                    633,667
        Investments                                                   2,280,738                  2,371,410
     Federal Home Loan Bank stock                                     4,861,410                  4,861,410
     Real estate held for development, net                              644,487                    644,487
     Real estate owned,  net                                            167,541                    167,541
     Office properties and equipment, net                            19,675,476                 19,292,247
     Deferred income taxes                                            2,068,216                  2,015,772
     Excess cost over fair value of net assets acquired                  88,851                    164,969
     Prepaid expenses and other assets                                1,006,213                  1,156,573
     Subordinated debentures issue cost,  net                           306,776                    321,113
                                                                  -------------            ---------------
TOTAL ASSETS                                                      $ 701,482,758            $   691,811,626
                                                                  =============            ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------
Liabilities:
     Deposits                                                     $ 545,904,151            $   536,309,623
     Securities sold under agreements to repurchase                  80,000,000                 80,000,000
     Advances from the Federal Home Loan Bank                        16,337,031                 16,368,321
     10% Subordinated debentures, due 2004                           10,000,000                 10,000,000
     Advances by borrowers for taxes and insurance                    2,300,143                  2,259,435
     Accrued interest payable                                         1,066,113                  1,304,742
     Dividends payable                                                  216,953                    216,953
     Other liabilities                                                1,750,807                  1,883,887
                                                                  -------------            ---------------
Total liabilities                                                   657,575,198                648,342,961
                                                                  -------------            ---------------

Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares
       authorized;  none issued Common stock - $.10 par
       value 10,000,000 shares authorized; shares
        issued 7,897,191 and 7,897,191 and shares
        outstanding 7,210,966 and 7,231,767 as of
        March 31, 1999 and December 31, 1998, respectively              789,719                    789,719
     Paid-in capital in excess of par                                 8,216,820                  8,216,820
     Unrealized loss on securities available for sale
     - net of deferred income taxes                                    (144,565)                   (21,793)
     Retained earnings                                               38,629,968                 37,860,291
     Less:  Treasury stock (686,225 and 665,424 shares,
     at cost, as of March 31, 1999 and December 31,
     1998, respectively)                                             (3,584,382)                (3,376,372)
                                                                   ------------            ---------------
Total stockholders' equity                                           43,907,560                 43,468,665
                                                                   ------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 701,482,758            $   691,811,626
                                                                  =============           ================

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------
                                                                         Three Months ended
                                                                              March 31,
                                                                --------------------------------------
                                                                      1999                 1998
-----------------------------------------------------------------------------------------------------
INTEREST  INCOME:                                                 (Unaudited)
Interest income on:
     Loans                                                    $        5,659,643   $       6,089,704
     Mortgage-backed securities                                        1,496,043           1,655,563
     Investments                                                       3,997,879           3,678,814
                                                                -----------------  ------------------
Total interest income                                                 11,153,565          11,424,081
                                                                -----------------  ------------------
INTEREST EXPENSE:
Interest expense on:
     Deposits                                                          4,333,906           4,434,238
     Subordinated debentures                                             264,337             264,337
     Borrowings                                                        1,359,622           1,437,056
                                                                -----------------  ------------------
Total interest expense                                                 5,957,865           6,135,631
                                                                -----------------  ------------------
NET INTEREST INCOME                                                    5,195,700           5,288,450
PROVISION FOR LOAN LOSSES                                                 60,000              60,000
                                                                -----------------  ------------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                    5,135,700           5,228,450
                                                                -----------------  ------------------
OTHER INCOME (EXPENSE):
     Loan service charges and other fees                                  33,145              36,908
     Gain on sale of loans                                                   113                 145
     Loss on disposal of fixed assets                                          0            (30,000)
     Real estate owned operations, net                                   (6,965)            (27,033)
     Service charges on accounts                                         572,508             593,865
     Other income (expense)                                               52,402              31,364
                                                                -----------------  ------------------
Total other income (expense)                                             651,203             605,249
                                                                -----------------  ------------------
OPERATING EXPENSES:
     Salaries and employee benefits                                    2,419,921           2,319,797
     Occupancy and equipment                                             884,126             720,007
     Purchased services                                                  366,996             301,582
     Federal deposit insurance premiums                                   75,388              72,801
     Professional fees                                                    78,611             102,972
     Advertising                                                          48,448              40,737
     Other                                                               364,415             334,606
                                                                -----------------  ------------------
Total operating expenses                                               4,237,905           3,892,502
                                                                -----------------  ------------------
INCOME BEFORE INCOME TAXES                                             1,548,998           1,941,197

INCOME TAXES:
  Current                                                                469,997             746,587
  Deferred                                                                92,371            (46,271)
                                                                -----------------  ------------------
Total income taxes                                                       562,368             700,316

NET INCOME                                                    $          986,630   $       1,240,881
                                                                =================  ==================
 BASIC EARNINGS PER COMMON SHARE                              $             0.14   $            0.17
                                                                =================  ==================
 DILUTED EARNINGS PER COMMON SHARE                            $             0.13   $            0.17
                                                                =================  ==================
Weighted average common shares outstanding                             7,231,767           7,173,321
Potential dilutive effect of the exercise of stock options                89,409             161,181
                                                                -----------------  ------------------
 Adjusted weighted average common shares outstanding                   7,321,176           7,334,502
                                                                =================  ==================

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Three Months ended
                                                                                                          March 31
                                                                                       ---------------------------------------------
                                                                                                1999                    1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                             $            986,630    $          1,240,881
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                                            60,000                  60,000
Depreciation and amortization                                                                       638,767                 470,344
Provision for real estate owned                                                                           0                  24,319
Realized (gains) and losses on:
     Sale of loans and loans held for sale                                                              (13)                   (145)
     Disposal and sale of fixed assets                                                               11,756                       0
     Sale of real estate owned                                                                            0                (433,182)
Increase in prepaid expenses and other assets                                                       150,360                (286,053)
Decrease in accrued interest payable                                                               (238,629)                 23,984
Decrease in other liabilities                                                                      (133,080)              1,202,969
Deferred income taxes                                                                                16,556                 (89,109)
                                                                                       --------------------    --------------------
     Net cash provided by operating activities                                                    1,780,943               2,196,443
                                                                                       --------------------    --------------------
INVESTING ACTIVITIES:
Proceeds from sale of:
     Education loans                                                                                    126                 151,185
     Real estate owned                                                                                    0                 245,848
Principal collected and proceeds from maturities of investment securities held to
maturity                                                                                         21,961,317              83,642,082
Proceeds from maturities of investment securities available for sale                             31,033,583              19,137,407
Principal collected on mortgage-backed securities held to maturity                                7,684,565               6,187,753
Principal collected on longer-term loans, net                                                    14,310,843              14,208,928
Longer-term loans originated or acquired, net                                                   (13,231,290)            (11,287,897)
Purchase of investment securities and mortgage-backed securities held to maturity               (49,165,133)           (109,370,061)
Purchase of investment securities and mortgage-backed securities available for sale              (1,000,000)            (41,009,945)
Purchase of Federal Home Loan Bank stock                                                                  0              (1,230,600)
Purchase of office property and equipment                                                          (781,478)               (341,589)
                                                                                       ---------------------   ---------------------
     Net cash used in investing activities                                                       10,812,533             (39,666,889)
                                                                                       ---------------------   ---------------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                                              5,656,165              14,611,346
Net (decrease) increase in time deposits                                                          3,938,363               5,754,354
Net decrease in FHLB advances                                                                       (31,290)             (2,350,000)
Proceeds from securities sold under agreements to repurchase                                              0              20,000,000
Increase in advances from borrowers for taxes and insurance                                          40,708                 136,926
Purchase of treasury stock                                                                         (208,010)               (186,051)
Dividends paid on common stock                                                                     (216,953)               (167,154)
Net proceeds from issuance of common stock                                                                0                  46,694
                                                                                       ---------------------   ---------------------
     Net cash provided by financing activities                                                    9,178,983              37,846,115
                                                                                       ---------------------   ---------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                            21,772,459                 375,669
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   29,896,391              12,631,622
                                                                                       ---------------------   ---------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $         51,668,850    $         13,007,291
                                                                                       =====================   =====================
Supplemental Disclosures:
     Cash paid for:
        Interest on deposits, advances, and other borrowings                           $          4,572,535    $          6,111,647
        Income taxes                                                                                425,238                 445,787
     Non-cash investing and financing activities:
        Dividends declared and not paid at quarter end                                              216,953                 167,623
        Non-monetary transfers from loans to real estate acquired
        through foreclosure                                                                               0                 316,949


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------

                                                                   Accumulated                                Total
                            Common shares    Common    Paid-in    comprehensive   Retained     Treasury    Stockholders'
                             outstanding     stock     capital       income       earnings      stock        Equity
-------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998  7,231,767   $ 789,719 $8,216,820    $   (21,793) $37,860,291  $(3,376,372)  $  43,468,665
Net Income                                                                          986,630                      986,630
Other comprehensive income,
  net of tax
  Unrealized gain on securities
available for sale                                                    (122,772)                                 (122,772)
                                                                                                                 -------
 Total comprehensive                                                                                             863,858
income                                                                                                           -------

Dividends declared                                                                 (216,953)                    (216,953)

Exercise of stock options              0           0          0
                                                                                                                       -
Purchase of common stock         (20,801)          0          0                                 (208,010)       (208,010)

                                                                                                                       -
-------------------------------------------------------------------------------------------------------------------------

Balances at March 31, 1999     7,210,966     789,719  8,216,820       (144,565)  38,629,968   (3,584,382)   $  43,907,560
-------------------------------------------------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999.

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

GENERAL

FMS Financial Corporation is the parent company of Farmers & Mechanics Bank ("the Bank"), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's annual report on Form 10K for the year ended December 31, 1998.

FINANCIAL CONDITION -

Total Assets - at March 31, 1999 were $701.5 million as compared with total assets at December 31, 1998 of $691.8 million.

Investment Securities Held to Maturity - increased $16.0 million to $145.4 million at March 31, 1999 from $129.4 million at December 31, 1998 primarily due to the net purchase of $17.2 million in U.S. Agency notes during the three months ended March 31, 1999. Investment securities held to maturity at March 31, 1999 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 1999 and December 31, 1998 follows:

                                                    March 31, 1999                                       December 31, 1998
                         ---------------------------------------------------------------------  ------------------------------------
                                                 Gross           Gross           Estimated                              Estimated
                              Amortized        Unrealized      Unrealized         Market             Amortized           Market
                                Cost             Gains           Losses            Value               Cost               Value
                         ---------------------------------------------------------------------  ------------------------------------
U. S. Gov't Agencies     $      95,455,088  $       69,782 $     (571,947)  $      94,952,923   $      78,291,686  $      78,241,778
CMOs                            46,130,502          27,865       (265,721)         45,892,646          47,302,338         47,297,209
Municipal bonds                  3,823,801             183               0          3,823,984           3,823,802          3,826,635
                         ---------------------------------------------------------------------  ------------------------------------
Total                    $     145,409,391  $       97,830 $     (837,668)  $     144,669,553   $     129,417,826  $     129,365,622
                         =====================================================================  ====================================


Investment Securities Available for Sale - decreased $30.2 million to $79.6 million at March 31, 1999 from $109.8 million at December 31, 1998 as a result of $7.2 million of U.S. Agency notes called, and $23.8 million of principal paydowns on CMOs during the three months ended March 31, 1999. Investment securities available for sale consisted of $74.5 million in fixed rate securities and $5.1 million in adjustable rate securities at March 31, 1999. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 1999 and December 31, 1998 follows:

                                              March 31, 1999                                            December 31, 1998
                  ----------------------------------------------------------------------- -----------------------------------------
                                             Gross            Gross         Estimated                                 Estimated
                         Amortized        Unrealized       Unrealized         Market             Amortized             Market
                           Cost              Gains           Losses           Value                 Cost                Value
                  ----------------------------------------------------------------------- -----------------------------------------
U.S. Gov't Agencies    $   12,289,736     $         130    $   (57,836)    $  12,232,030     $        18,492,035   $    18,500,616

CMOs                       67,496,335           134,641       (305,045)       67,325,931              91,377,435        91,332,517

                  ======================================================================= =========================================
Total                  $   79,786,071     $     134,771    $  (362,881)    $  79,557,961     $       109,869,470   $   109,833,133
                  ======================================================================= =========================================

Loans,  net - decreased  $1.1  million to $297.5  million at March 31, 1999 from
$298.6 million at December 31, 1998. This decrease was the result of approximately $14.3 million of principal collected on loans, partially offset by $13.2 million of loans originated during the three months ended March 31, 1999. The following table shows loans receivable by major categories at the dates indicated.

Table 1                                     March 31,          December 31,
                                               1999                1998
                                      ----------------------------------------

Mortgage loans ( 1-4  dwelling)        $      244,344,195  $      246,071,511
Construction loans                              1,308,738           1,410,456
Commercial construction                           548,844           2,609,315
Consumer loans                                  3,213,479           3,237,176
Commercial real estate                         47,931,907          45,937,998
Commercial business                             4,520,213           4,120,967
                                      ----------------------------------------
Subtotal                                      301,867,376         303,387,423
                                      ----------------------------------------
Less:
    Deferred loan fees                            949,321           1,441,926
    Allowance for possible
     loan losses                                3,422,669           3,342,274
                                      ----------------------------------------
Net Loans Receivable                   $      297,495,386  $      298,603,223
                                      ========================================




As of March 31, 1999 the Bank had outstanding loan commitments of $12.4 million, of which $5.1 million represented variable rate loans and $7.3 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and if necessary the sale of investment securities available for sale.

Mortgage-Backed Securities Held to Maturity - increased $3.4 million to $94.0 million at March 31, 1999 from $90.6 million at December 31, 1998. The increase is the result of the purchase of $10.9 million GNMA and FNMA securities partially offset by principal paydowns of $7.6 million in principal repayments. Mortgage-backed securities at March 31, 1999 consisted of $71.9 million in fixed rate securities and $22.1 million in adjustable rate securities. Mortgage-backed securities held to maturity at March 31, 1999 and December 31, 1998 are summarized below:

                                  March 31, 1999                              December 31, 1998
            ------------------------------------------------------------------------------------------
                                 Gross         Gross
                Amortized     Unrealized    Unrealized    Estimated       Amortized       Estimated
                  Cost           Gains        Losses     Market Value       Cost        Market Value
            ------------------------------------------------------------------------------------------
GNMA         $  34,439,408  $     745,083 $    (50,917)   35,133,574   $  31,716,739  $    32,312,889

FNMA            40,704,656        565,132      (81,603)   41,188,185      37,531,455       38,079,458

FHLMC           18,811,506        535,887       (7,732)   19,339,661      21,255,729       21,779,645

Private             20,932                         (13)       20,919          88,724           90,301

            -----------------------------------------------------------------------------------------
Total        $  93,976,502  $   1,846,102 $   (140,265)   95,682,339   $  90,592,647  $    92,262,293
            =========================================================================================

Asset Classifications - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets increased $561 thousand to $7.4 million during the three months ended March 31, 1999 resulting from an increase in one-to-four family of $424 thousand and a doubtful construction loan of $232 thousand. The following table sets forth information with respect to the Bank's classified assets at the dates indicated:

                                               March 31,              December 31,
                                                 1999                     1998
                                           -----------------       -------------------
Classified Assets:
Substandard Loans:
  One-to-four family                             $2,368,910                $1,945,059
  Commercial real estate                          3,704,629                 3,756,181
  Consumer and other                                239,905                   282,740
                                           -----------------       -------------------
       Total loans                                6,313,444                 5,983,980

Real estate held for development, net               644,488                   644,487
Real Estate Owned, net                              167,541                   167,541
                                           -----------------       -------------------
   Total Substandard                              7,125,473                 6,796,008
                                           -----------------       -------------------

   Doubtful loans                                   232,126                         0
                                           -----------------       -------------------
Total Doubtful                                      232,126                         0
                                           -----------------       -------------------

   Loss - Commercial Real Estate                      8,099                     9,121
                                           -----------------       -------------------
Total Loss                                            8,099                     9,121
                                           -----------------       -------------------

TOTAL CLASSIFIED ASSETS                          $7,365,698                $6,805,129
                                           =================       ===================


Deposits - increased $9.6 million to $545.9 million at March 31, 1999 from $536.3 million at December 31, 1998 as a result of an increase in saving accounts of $5.2 million, interest bearing checking accounts of $1.5 million, non-interest checking accounts of $1.0 million, and certificate accounts of $3.9 million partially offset by a decrease in money market accounts of $2.0 million. Non-interest checking accounts increased due to the promotions of "Free Personal" and "Free Business" checking accounts. Interest credited to depositor's accounts for the three months ended March 31, 1999 amounted to $4.3 million. The following tables set forth certain information concerning deposits at the dates indicated.

                                           March 31, 1999                           December 31, 1998
                             -------------------------------------------------------------------------------------
                                                 Percent     Weighted                       Percent    Weighted
                                                of Total     Average                       of Total     Average
                                  Amount        Deposits       Rate          Amount        Deposits      Rate
                             -------------------------------------------------------------------------------------
Non-interest checking              $70,337,410   12.88%       0.00%           $69,336,887   12.93%       0.00%
Checking accounts                   76,735,565   14.06%       2.07%            75,280,395   14.04%       1.89%
Savings accounts                   100,827,385   18.47%       2.64%            95,591,907   17.82%       2.83%
Money market accounts               65,655,216   12.03%       2.78%            67,690,222   12.62%       2.64%
Certificates                       232,348,575   42.56%       5.05%           228,410,212   42.59%       5.35%
                             -------------------------------------------------------------------------------------
   Total Deposits                 $545,904,151   100.00%      3.25%          $536,309,623   100.00%      3.49%
                             =====================================================================================


There are three (3) standards that a savings institution must satisfy in order to meet its capital requirements under "FDICIA". The requirements include a leverage ratio of tier 1 (core) capital to adjusted total assets of 4.0 percent, a tangible capital standard requirement of
2.0 percent of total adjusted assets,  and a risk-based  capital standard set at
8.0 percent of risk-weighted assets. At March 31, 1999, the Bank exceeded all three regulatory capital levels required under FIRREA. The Bank's regulatory tangible and core capital was $48.9 million or 6.98% of total bank assets and risk-based capital was $52.3 million or 18.46% of risk weighted assets.



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

The Corporation recorded net income for the three months ended March 31, 1999 of $987 thousand, or $.13 diluted earnings per share as compared to $1.2 million, or $.17 diluted earnings per share for the comparable period in 1998.


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

The  following  table  sets  forth  the  Bank's  weighted-average  yields on its
interest-earning   assets,   weighted-average   interest   rates   paid  on  its
interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:
                                                      Three Months Ended
                                                           March 31,
                                                --------------------------------
                                                     1999            1998
                                                --------------------------------
Weighted-Average Yields Earned on:
  Loans, net                                         7.53 %          8.00 %
  Mortgage-Backed Securities                         6.95            7.27
  Investment Securities                              6.22            6.65
                                                ------------------------------
  Total Interest-Earning Assets                      6.93            7.41
                                                ------------------------------
Weighted-Average Interest Rates Paid on:
  Deposits                                           3.25            3.68
  Borrowings                                         5.63            5.72
  Subordinated debentures                           10.56           10.56
                                                ------------------------------
  Total Interest-Bearing Liabilities                 3.72            4.14
                                                ------------------------------
Weighted-Average Interest Rate Spread
                                                ==============================
  for the Period                                     3.21 %          3.27 %
                                                ==============================

Average Balance of Interest-Earning Assets and Interest-Bearing Liabilities

The following table sets forth the Bank's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:

                                                 Three Months Ended
                                                      March 31,
                                        ----------------------------------
                                              1999               1998
                                        ----------------------------------
                                                   (In Thousands)
Average Interest-Earning Assets:
  Loans, net                             $    300,466       $     304,492
  Mortgage-Backed Securities                   86,147              91,173
  Investment Securities                       257,112             221,298
                                        ----------------------------------
  Total                                       643,725             616,963
                                        ----------------------------------

Average Interest-Bearing Liabilities:
  Deposits                                    534,038             489,099
  Borrowings                                   96,572             101,924
  Subordinated debentures                      10,000              10,000
                                        ----------------------------------
  Total                                       640,610             601,023
                                        ----------------------------------
Excess of Interest-Earning Assets
  over Interest-Bearing Liabilities      $      3,115       $      15,940
                                        ==================================


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

                                                  Three Months Ended
                                                       March 31,
                                                 1999 compared to 1998
                                        ---------------------------------------
                                             Increase (Decrease) due to:
                                            Rate        Volume         Total
                                        ---------------------------------------
                                                    (In Thousands)
Interest income:
  Loans receivable                      $   (350)  $     (80)       $    (430)
  Mortgage-backed securities                 (69)        (91)            (160)
  Investment securities                     (276)         595              319
                                        ---------------------------------------

   Total change - interest income           (695)         424            (271)
                                        ---------------------------------------
Interest expense:
  Deposits                                  (507)         407            (100)
  Borrowings                                  (2)        (76)             (78)
  Subordinated debentures                      0           0                0
                                        ---------------------------------------

   Total change - interest expense          (509)         331            (178)
                                        ---------------------------------------

Net change in net interest income       $   (186)  $       93       $     (93)
                                        =======================================

Net Interest Income - the decrease in net interest income for the three months ended March 31, 1999 totaled $93 thousand from the same period in 1998 was primarily due to a decrease in interest income of $271 thousand, partially offset by a decrease in interest expense of $178 thousand.

The decrease in interest income was primarily the result of a decrease in interest income on loans of $430 thousand. The average balance of the loan portfolio decreased $4.0 million to $300.5 million for the three months ended March 31, 1999 from $304.5 million for the same period in 1998, which resulted in a volume decrease in interest income of $80 thousand. The average yield on the loan portfolio decreased 47 basis points to 7.53% for the three months ended March 31, 1999 from 8.00% during the three months ended March 31, 1998, which resulted in a decrease of $350 thousand in interest income due to rate changes.

Interest income increased $319 thousand on the investment portfolio. The Average balance of the portfolio increased $35.8 million to $257.1 million for the three months ended March 31, 1999 from $221.3 million for the same period in 1998, which resulted in a volume increase in interest income of $595 thousand. The average balance increase in investment was due to the net purchase of $37.4 million of CMOs. The average yield on the investment portfolio decreased 43 basis points to 6.22% for the three months ended March 31, 1999 from 6.65% during the three months ended March 31, 1998, which resulted in a decrease in interest income of $276 thousand due to rate changes.

The decrease in interest expense was primarily the result of a decrease in interest expense on deposits of $100 thousand. The average balance of deposits increased $44.9 million. Account balances in savings, money market and checking increased a total of $52.6 million partially offset by declining balances in CD's between March 31, 1999 and 1998, which resulted in a volume increase in interest income of $407 thousand for the three months ended March 31, 1999 and 1998. The weighted average rates paid on deposits decreased 43 basis points to 3.25% for the three months ended March 31, 1999 from 3.68% for the same period in 1998, which resulted in a decrease in interest expense of $507 thousand.


Provision for Loan Losses - for the first quarter of 1999 remained at $60 thousand. At March 31, 1999 the allowance for possible loan losses amounted $3.4 million or 1.13% of the total loans compared to $3.2 million or 1.05% of the total loans at March 31, 1998. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loans losses will not increase or be necessary. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Operating Expenses - for the first quarter of 1999 totaled $4.2 million, as compared to $3.9 million for the same period in 1998.

Salaries and Employee Benefits - for the first quarter of 1999 were $2.4 million, as compared to $2.3 million for the same period in 1998. The increase was due to additional staff in the three new branches opened since the first quarter of 1998. Average full time equivalent employees at March 31 1999 were 378 as compared to 323 at March 31, 1998.

Occupancy  and  Equipment  - for the  first  quarter  of 1999  amounted  to $884 thousand, compared to $720 thousand for the same period in 1998. The $164 thousand increase is the result of additional depreciation and occupation expenses on the new branches opened as well as other facility improvements and new computer equipment additions between the quarters ended March 31, 1999 and March 31, 1998.

Purchased Services - for the first quarter of 1999 amounted to $367 thousand, compared to $302 thousand for the same period of 1998. MAC charges increased $30 thousand, compared to the same time period in 1998. Check processing costs have increased $34 thousand for three months ended March 31, 1999 due to higher transaction volumes from an increase in the number of checking accounts opened.

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

YEAR 2000

The Year 2000 issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed could produce inaccurate or unpredictable results upon the change to January 1, 2000, when current and future dates represent a lower two digit year number than dates in the prior century. The Bank, similar to most financial institutions, is significantly subject to the potential impact of the "Year 2000 issue" due to the nature of financial information. Potential impact to the Bank may arise from software, hardware, and equipment both within the Bank's direct control and outside of the Bank's ownership, yet with which the Bank electronically or operationally interfaces (e.g. vendors providing credit bureau information). Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning an adequate Year 2000 program and the responsibilities of senior management and directors. The Bank has a year 2000 compliance program in place to ensure that all software applications will be year 2000 certified compliant. The program includes Year 2000 committees consisting of directors and executive officers of the Bank. The purposes of the committees are to oversee and manage the year 2000 compliance program providing regular reports to the Board of Directors detailing progress with the Year 2000 issue. The Bank has contacted all significant vendors and suppliers regarding their Year 2000 readiness. These third party vendors have delivered written assurance that they are or expect to be Year 2000 compliant prior to the end of 1999. At the current time management estimates its year 2000 readiness is at 85%. The following table provides a summary of the current status of the five phases involved in our year 2000 readiness plan.



  ------------------------------------------------------------------------
      Project Phase       Percent       Projected Date        Comments
                          Complete      of Completion
  ------------------------------------------------------------------------

  Awareness                100%           Complete
  Assessment                90%           June 1999         On Schedule
  Renovation                85%           June 1999         On Schedule
  Validation                85%           June 1999         On Schedule
  Implementation            80%           June 1999         On Schedule
  Overall Completion        85%           June 1999         On Schedule



At this time management currently estimates Year 2000 compliance cost at between $50,000 and $150,000 of which $24,000 was expensed during the three months ended March 31, 1999. The Bank does not expect that these costs will be material to its financial condition or results of operations. Non-compliance with the year 2000 issue could have an adverse affect on the operations of the business. Successful and timely completion of Year 2000 compliance is based upon management's best estimate derived from various assumptions of future events which are inherently uncertain, including the progress and results of the Bank's testing plans, and all vendors, suppliers and customers readiness. The Bank continues in the process of updating contingency plans for each critical system, in the event one of those systems fail, despite our best efforts. The bank's contingency plans to provide resources during the weekend of December 31, 1999 and for the period of time afterward. It is anticipated that the Bank, and or its vendors will be able to overcome any unforeseen problems associated with the millennium change.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

MARKET RISK
The Bank's financial performance is impacted by, among other factors, interest rate risk. Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Bank's Asset Liability Management Committee ("ALCO"), which includes senior management. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in the interest rate repricing GAP, the net portfolio values ("NPV") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Bank's balance sheet to minimize the impact of sudden and sustained changes in interest rates through GAP, NPV and net interest income scenarios. The Bank's exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and the ALCO. The principal objective of the ALCO is to maximize income within acceptable levels as established by the risk policy. The Board of Directors may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved limits. The Bank has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets and increase the effective maturities of certain liabilities, to reduce the exposure to interest rate fluctuations. These strategies include focusing its investment activities on short and medium-term securities, maintaining and increasing the transaction deposit accounts, as these accounts are considered to be relatively resistant to changes in interest rates and utilizing FHLB borrowings and deposit marketing programs to adjust the term or repricing of its liabilities. There were no significant changes for the three months ended March 31, 1999 from the information presented in the annual report on Form 10-K for the year ended December 31, 1998.

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

                    (a) (27) Financial Data Schedule (Electronic data filing only)

                    (b) On April 29, 1999,the Company filed a form 8-K (item 5) disclosing its intent to repurchase up to 5% of its outstanding shares of common stock in the open market.

                                S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                FMS FINANCIAL CORPORATION




Date: May 12, 1999
                                /s/ Craig W. Yates
                                ------------------------------------------------
                                Craig W. Yates
                                President and Chief Executive Officer
                                (Principal Executive Officer)



Date: May 12, 1999
                                /s/ Channing L. Smith
                                ------------------------------------------------
                                Channing L. Smith
                                Vice President and
                                Chief Financial Officer
                                (Principal Financial Officer)