Form 10-Q
period 1999-06-30
FMS FINANCIAL CORP
filed 1999-08-10
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC 20549
                             ----------------------

                             ----------------------


                                    FORM 10-Q

(Mark One)

X    Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
--   Act of 1934

     For the quarterly period ended June 30, 1999

                                       OR

     Transition  report  pursuant  to  section  13 or  15(d)  of the  Securities
--   Exchange Act of 1934


                         Commission file number 0-17353

                            FMS FINANCIAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                             22-2916440
----------                                             ----------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                         Identification No.)

3 Sunset Road, Burlington, New Jersey                      08016
-------------------------------------                      -----
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

         As of July 30, 1999 there were 7,208,978 shares outstanding of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                                  JUNE 30, 1999
                                  -------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                               Page
                                                                                               ----
PART I - Financial Information
------------------------------
         Item 1 - Financial Statements

               Consolidated Statements of Financial Condition as of
                       June 30, 1999 (unaudited) and December 31, 1998...........................1

               Consolidated  Statements of Income  (unaudited) for the three and six  month  periods  ended  June  30,  1999  and June 30,
                       1998......................................................................2

               Consolidated  Statements  of Cash Flows  (unaudited)  for the six
                       month   periods   ended  June  30,   1999  and  June  30,
                       1998......................................................................3

               Consolidated Statements of Changes in Stockholders' Equity
                       for the six months ended June 30, 1999 (unaudited)........................4

         Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations............................5-16

         Item 3 - Disclosure about Market Risk..................................................16

PART II - Other Information
---------------------------

         Item 1 - Legal Proceedings.............................................................17

         Item 2 - Changes in Securities.........................................................17

         Item 3 - Defaults Upon Senior Securities...............................................17

         Item 4 - Submission of Matters to a Vote of Security Holders...........................17

         Item 5 - Other Information.............................................................17

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           June 30, 1999           December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
ASSETS
------------------------------------------------------------------------------------------------------------------------------------
     Cash and amounts due from depository institutions                                $          15,766,161      $       18,142,316
     Interest-bearing deposits                                                                      104,228                       0
     Short term funds                                                                            29,256,017              11,754,075
                                                                                    ------------------------     -------------------
        Total cash and cash equivalents                                                          45,126,406              29,896,391
     Investment securities held to maturity                                                     181,313,322             129,417,826
     Investment securities available for sale                                                    65,661,289             109,833,133
     Loans, net                                                                                 296,665,788             298,603,223
     Mortgage-backed securities held to maturity                                                 92,041,772              90,592,647
     Accrued interest receivable:
        Loans                                                                                     1,767,397               1,839,217
        Mortgage-backed securities                                                                  630,813                 633,667
        Investments                                                                               2,685,827               2,371,410
     Federal Home Loan Bank stock                                                                 4,861,410               4,861,410
     Real estate held for development, net                                                          644,487                 644,487
     Real estate owned,  net                                                                        167,541                 167,541
     Office properties and equipment, net                                                        19,627,245              19,292,247
     Deferred income taxes                                                                        1,995,005               2,015,772
     Excess cost over fair value of net assets acquired                                              76,460                 164,969
     Prepaid expenses and other assets                                                            1,738,067               1,156,573
     Subordinated debentures issue cost,  net                                                       292,439                 321,113
                                                                                    ------------------------     -------------------
TOTAL ASSETS                                                                          $         715,295,268      $      691,811,626
                                                                                    ========================     ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Liabilities:
     Deposits                                                                         $         558,406,794      $      536,309,623
     Securities sold under agreements to repurchase                                              80,000,000              80,000,000
     Advances from the Federal Home Loan Bank                                                    16,337,031              16,368,321
     10% Subordinated debentures, due 2004                                                       10,000,000              10,000,000
     Advances by borrowers for taxes and insurance                                                2,249,943               2,259,435
     Accrued interest payable                                                                     1,365,051               1,304,742
     Dividends payable                                                                              216,270                 216,953
     Other liabilities                                                                            2,119,093               1,883,887
                                                                                    ------------------------     -------------------
Total liabilities                                                                               670,694,182             648,342,961
                                                                                    ------------------------     -------------------

Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares  authorized;  none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,897,691 and 7,897,191 and shares outstanding 7,208,978 and
        7,231,767 as of June 30, 1999 and December 31, 1998, respectively                           789,769                 789,719
     Paid-in capital in excess of par                                                             8,217,415               8,216,820
     Unrealized loss on securities available for sale - net of deferred income taxes               (605,318)                (21,793)
     Retained earnings                                                                           39,805,994              37,860,291
     Less:  Treasury stock (688,713 and 665,424 shares, at cost,  as of
        June 30, 1999 and December 31, 1998, respectively)                                       (3,606,774)             (3,376,372)
                                                                                    ------------------------     -------------------
Total stockholders' equity                                                                       44,601,086              43,468,665
                                                                                    ------------------------     -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $         715,295,268      $      691,811,626
                                                                                    ========================     ===================

See notes to consolidated financial statements.

MS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------
                                                             Three Months ended               Six Months ended
                                                                   June 30,                       June 30,
                                                     --------------------------------------------------------------------
                                                         1999             1998              1999              1998
--------------------------------------------------------------------------------------  ---------------------------------
INTEREST  INCOME:                                             (Unaudited)                        (Unaudited)
Interest income on:
    Loans                                          $    5,914,577    $   6,041,597    $   11,574,220    $   12,131,301
    Mortgage-backed securities                          1,563,110        1,662,632         3,059,153         3,318,195
    Investments                                         4,221,455        4,100,734         8,219,334         7,779,548
                                                     -------------   --------------     -------------   ---------------
Total interest income                                  11,699,142       11,804,963        22,852,707        23,229,044
                                                     -------------   --------------     -------------   ---------------
INTEREST EXPENSE:
Interest expense on:
    Deposits                                            4,410,701        4,645,628         8,744,607         9,079,866
    Subordinated debentures                               264,337          264,337           528,674           528,674
    Borrowings                                          1,371,151        1,454,958         2,730,773         2,892,014
                                                     -------------   --------------     -------------   ---------------
Total interest expense                                  6,046,189        6,364,923        12,004,054        12,500,554
                                                     -------------   --------------     -------------   ---------------
NET INTEREST INCOME                                     5,652,953        5,440,040        10,848,653        10,728,490
PROVISION FOR LOAN LOSSES                                  60,000           60,000           120,000           120,000
                                                     -------------   --------------     -------------   ---------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                     5,592,953        5,380,040        10,728,653        10,608,490
                                                     -------------   --------------     -------------   ---------------
OTHER INCOME (EXPENSE):
    Loan service charges and other fees                    28,130           34,362            61,275            71,270
    Gain on sale of loans                                   1,220            1,210             1,333             1,355
    Gain on sale of fixed assets                          244,731                0           244,731                 0
    Real estate owned operations, net                      (5,874)         (20,582)          (12,839)          (47,615)
    Service charges on accounts                           644,096          577,576         1,216,604         1,171,441
    Other income (expense)                                 41,115          (56,195)           93,517           (54,831)
                                                     -------------   --------------     -------------   ---------------
Total other income (expense)                              953,418          536,371         1,604,621         1,141,620
                                                     -------------   --------------     -------------   ---------------
OPERATING EXPENSES:
    Salaries and employee benefits                      2,494,568        2,246,500         4,914,489         4,566,297
    Occupancy and equipment                               859,277          712,465         1,743,403         1,432,472
    Purchased services                                    365,773          313,874           732,769           615,456
    Federal deposit insurance premiums                     76,744           73,706           152,132           146,507
    Professional fees                                     200,139           74,583           278,750           177,555
    Advertising                                            55,008           60,046           103,456           100,783
    Other                                                 315,365          338,711           679,780           673,317
                                                     -------------   --------------     -------------   ---------------
Total operating expenses                                4,366,874        3,819,885         8,604,779         7,712,387
                                                     -------------   --------------     -------------   ---------------
INCOME BEFORE INCOME TAXES                              2,179,497        2,096,526         3,728,495         4,037,723

INCOME TAXES:
  Current                                                 530,862          878,599         1,000,859         1,625,186
  Deferred                                                256,342         (117,599)          348,713          (163,870)
                                                     -------------   --------------     -------------   ---------------
Total income taxes                                        787,204          761,000         1,349,572         1,461,316

NET INCOME                                         $    1,392,293    $   1,335,526    $    2,378,923    $    2,576,407
                                                     =============   ==============     =============   ===============
 BASIC EARNINGS PER COMMON SHARE                   $         0.19    $        0.19 *  $         0.33    $         0.36 *
                                                     =============   ==============     =============   ===============
 DILUTED EARNINGS PER COMMON SHARE                 $         0.19    $        0.18 *  $         0.33    $         0.35 *
                                                     =============   ==============     =============   ===============
 Weighted average common shares outstanding             7,210,673        7,194,162         7,220,658         7,185,492

 Potential dilutive effect of the exercise of
   stock options                                           82,098          125,607            82,029           122,673
                                                     -------------   --------------     -------------   ---------------
 Adjusted weighted average common shares outstanding    7,292,771        7,319,769         7,302,687         7,308,165
                                                     =============   ==============     =============     =============

*Basic and diluted earnings per common share, weighted average common shares outstanding and the potential dilutive effect of the exercise of stock options were restated to reflect a three-for-one stock split paid in July 1998.

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six Months ended
                                                                                                          June 30
                                                                                       -------------------------------------------
                                                                                                1999                   1998
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                             $         2,378,923     $        2,576,407
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
   activities:
Provision for loan losses                                                                          120,000                120,000
Depreciation and amortization                                                                    1,024,751                865,184
Provision for real estate owned                                                                          0                 35,659
Realized (gains) and losses on:
     Sale of loans and loans held for sale                                                          (1,333)                (1,355)
     Disposal and sale of fixed assets                                                            (244,731)                     0
Increase in accrued interest receivable                                                           (239,743)              (418,289)
Decrease in prepaid expenses and other assets                                                     (581,494)               (29,350)
Decrease in accrued interest payable                                                                60,309                240,057
Increase in other liabilities                                                                      270,469               (257,654)
Deferred income taxes                                                                              348,713               (167,946)
                                                                                       --------------------    -------------------
     Net cash provided by operating activities                                                   3,135,864              2,962,713
                                                                                       --------------------    -------------------
INVESTING ACTIVITIES:
Proceeds from sale of:
     Education loans                                                                                 1,446                308,467
     Real estate owned                                                                             348,731                228,283
Principal collected and proceeds from maturities of investment securities held to maturity      33,205,167            179,090,586
Proceeds from maturities of investment securities available for sale                            47,233,392             40,623,255
Principal collected on mortgage-backed securities held to maturity                              14,651,267             15,168,480
Principal collected on longer-term loans, net                                                   33,398,033             29,646,907
Longer-term loans originated or acquired, net                                                  (31,533,616)           (28,822,325)
Purchase of investment securities and mortgage-backed securities held to maturity             (101,378,437)          (188,881,218)
Purchase of investment securities and mortgage-backed securities available for sale             (4,056,040)           (91,270,008)
Purchase of Federal Home Loan Bank stock                                                                 0             (1,230,610)
Purchase of office property and equipment                                                       (1,169,204)            (1,403,780)
                                                                                       --------------------    -------------------
     Net cash used in investing activities                                                      (9,299,261)           (46,541,963)
                                                                                       --------------------    -------------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                                            17,318,262             27,100,044
Net increase in time deposits                                                                    4,778,909              2,704,703
Net decrease in FHLB advances                                                                      (31,290)            (6,800,000)
Proceeds from securities sold under agreements to repurchase                                             0             20,000,000
Increase (decrease) in advances from borrowers for taxes and insurance                              (9,492)               251,071
Purchase of treasury stock                                                                        (230,402)              (186,051)
Dividends paid on common stock                                                                    (433,220)              (334,777)
Net proceeds from issuance of common stock                                                             645                 70,972
                                                                                       --------------------    -------------------
     Net cash provided by financing activities                                                  21,393,412             42,805,962
                                                                                       --------------------    -------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                           15,230,015               (773,288)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  29,896,391             12,631,622
                                                                                       --------------------    -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $        45,126,406     $       11,858,334
                                                                                       ====================    ===================
Supplemental Disclosures:
     Cash paid for:
        Interest on deposits, advances, and other borrowings                           $        11,943,745     $       12,260,497
        Income taxes                                                                             1,435,238              1,824,557
     Non-cash investing and financing activities:
        Dividends declared and not paid at quarter end                                             216,270                167,623
        Non-monetary transfers from loans to real estate acquired
        through foreclosure                                                                              0                316,949

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
                                                                             Accumulated
                                                                               other                                       Total
                                      Common shares  Common      Paid-in    comprehensive     Retained      Treasury   Stockholders'
                                       outstanding   stock       capital       income         earnings       stock        Equity
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998            7,231,767  $ 789,719  $ 8,216,820   $ (21,793)    $ 37,860,291  $ (3,376,372) $ 43,468,665
Net Income                                                                                    2,378,923                   2,378,923
Other comprehensive income
  Unrealized loss on securities
    available for sale                                                        (583,525)                                    (583,525)
                                                                                                                      --------------
Total comprehensive income                                                                                                1,795,398
                                                                                                                      --------------

Dividends declared                                                                             (433,220)                   (433,220)
Exercise of stock options                 500              50          595                                                      645
Purchase of common stock              (23,289)                                                               (230,402)     (230,402)
------------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1999         $ 7,208,978       $ 789,769  $ 8,217,415  $ (605,318)    $ 39,805,994  $ (3,606,774) $ 44,601,086
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998.

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

GENERAL
FMS Financial Corporation is the parent company of Farmers & Mechanics Bank ("the Bank"), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

YEAR 2000

The Year 2000 issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for "1999"). Software so developed could produce inaccurate or unpredictable results upon the change to January 1, 2000, when current and future dates represent a lower two digit year number than dates in the prior century. The Bank, similar to most financial institutions, is significantly subject to the potential impact of the "Year 2000 issue" due to the nature of financial information. Potential impact to the Bank may arise from software, hardware, and equipment both within the Bank's direct control and outside of the Bank's ownership, yet with which the Bank electronically or operationally interfaces (e.g. vendors providing credit bureau information). Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning an adequate Year 2000 program and the responsibilities of senior management and directors. The Bank has a Year 2000 compliance program in place to ensure that all software applications will be Year 2000 certified compliant. The program includes Year 2000 committees consisting of directors and executive officers of the Bank. The purposes of the committees are to oversee and manage the Year 2000 compliance program providing regular reports to the Board of Directors detailing progress with the Year 2000 issue. The Bank has contacted all significant vendors and suppliers regarding their Year 2000 readiness. These third party vendors have delivered written assurance that they are or expect to be Year 2000 compliant prior to the end of 1999. At the current time management estimates its Year 2000 readiness is at 95%. The following table provides a summary of the current status of the five phases involved in our Year 2000 readiness plan.


          ----------------------------------------------------------------------
              Project Phase       Percent        Projected Date      Comments
                                  Complete       of Completion
          ----------------------------------------------------------------------

          Awareness                 100%            Complete
          Assessment                100%            Complete
          Renovation                90%          September 1999    On Schedule
          Validation                100%            Complete
          Implementation            90%          September 1999    On Schedule
          Overall Completion        95%          September 1999    On Schedule


 At this time management currently estimates Year 2000 compliance cost at between $50,000 and $150,000 of which $48,000 was expensed during the six months ended June 30, 1999. The Bank does not expect that these costs will be material to its financial condition or results of operations. Non-compliance with the Year 2000 issue could have an adverse affect on the operations of the business. Successful and timely completion of Year 2000 compliance is based upon management's best estimate derived from various assumptions of future events which are inherently uncertain, including the progress and results of the Bank's testing plans, and all vendors, suppliers and customers readiness. The Bank continues in the process of updating contingency plans for each critical system, in the event one of those systems fail, despite our best efforts. The bank's contingency plans to provide resources during the weekend of December 31, 1999 and for the period of time afterward. It is anticipated that the Bank, and or its vendors will be able to overcome any unforeseen problems associated with the millennium change.

FINANCIAL CONDITION -

Total Assets - at June 30, 1999 were $715.3 million as compared with total assets at December 31, 1998 of $691.8 million.

Investment Securities Held to Maturity - increased $51.9 million to $181.3 million at June 30, 1999 from $129.4 million at December 31, 1998 as a result of purchases of $61.5 million of U.S. Government Agencies and $23.1 million of fixed rate CMOs, partially offset by $16.9 million in calls of U.S Government Agencies, paydowns of $14.7 million in the CMO portfolio and $1.6 million in matured municipal bonds. Investment securities held to maturity at June 30, 1999 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of June 30, 1999 and December 31, 1998 follows:

                                                    June 30, 1999                                        December 31, 1998
                         ---------------------------------------------------------------------  ------------------------------------
                                                 Gross           Gross           Estimated                              Estimated
                              Amortized        Unrealized      Unrealized         Market             Amortized           Market
                                Cost             Gains           Losses            Value               Cost               Value
                         ---------------------------------------------------------------------  ------------------------------------
U. S. Gov't Agencies     $     122,857,420  $        2,558 $    (3,344,449) $     119,515,529   $      78,291,686  $      78,241,778
CMOs                            55,795,919               0      (1,186,648)        54,609,271          47,302,338         47,297,209
Municipal bonds                  2,659,983               0               0          2,659,983           3,823,802          3,826,635
                           -------------------------------------------------------------------  ------------------------------------
Total                    $     181,313,322  $        2,558 $    (4,531,097) $     176,784,783   $     129,417,826  $     129,365,622
                         =====================================================================  ====================================

Investment Securities Available for Sale - decreased $44.1 million to $65.7 million at June 30, 1999 from $109.8 million at December 31, 1998 as a result of the net purchase of $3.0 million of GNMAs and $1.0 million of US Agency notes, offset by $38.0 million of principal paydowns on CMOs and $9.2 million called US Agency notes during the six months ended June 30, 1999. Investment securities available for sale consisted of $4.3 million in adjustable rate securities and $61.4 million in fixed rate securities at June 30, 1999. A comparison of cost and approximate market values of investment securities available for sale as of June 30, 1999 and December 31, 1998 follows:

                                                 June 30, 1999                                       December 31, 1998
                        ----------------------------------------------------------------  ---------------------------------
                                              Gross          Gross         Estimated                          Estimated
                            Amortized      Unrealized     Unrealized        Market            Amortized         Market
                               Cost           Gains         Losses           Value              Cost            Value
                        ----------------------------------------------------------------  ---------------------------------
U. S. Gov't Agencies    $     10,290,373 $           0 $     (236,401)$      10,053,972   $    18,492,035 $     18,500,616
CMOs                          53,262,717        26,403       (757,352)       52,531,768        91,377,435       91,332,517
GNMAs                          3,056,012        19,536              0         3,075,548                 0                0

                        ================================================================  =================================
Total                   $     66,609,102 $      45,939 $     (993,753)$      65,661,289   $   109,869,470 $    109,833,133
                        ================================================================  =================================

Loans Receivable and Loans Held for Sale - decreased $1.9 million to $296.7 million at June 30, 1999 from $298.6 million at December 31, 1998. This decrease was the result of approximately $33.4 million of principal collected on loans, partially offset by $31.1 million of loans originated during the six months ended June 30, 1999. The following table sets forth certain information concerning the loan portfolio by major categories at the dates indicated.

Table 1                                      June 30,          December 31,
                                               1999                1998
                                      ----------------------------------------

Mortgage loans ( 1-4  dwelling)        $      240,269,642  $      246,071,511
Construction loans                                979,971           1,410,456
Commercial construction                         1,692,315           2,609,315
Consumer loans                                  3,154,318           3,237,176
Commercial real estate                         50,216,776          45,937,998
Commercial business                             4,827,699           4,120,967
                                      ----------------------------------------
Subtotal                                      301,140,721         303,387,423
                                      ----------------------------------------
Less:
    Deferred loan fees                            994,645           1,441,926
    Allowance for possible
     loan losses                                3,480,288           3,342,274
                                      ----------------------------------------
Net Loans Receivable                   $      296,665,788  $      298,603,223
                                      ========================================

At June 30, 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.9 million of which $1.8 million related to loans that were individually measured for impairment with a valuation allowance of $388 thousand and $2.1 million of loans that were collectively measured for impairment with a valuation allowance of $106 thousand. For the six months ended June 30, 1999, the average recorded investment in impaired loans was approximately $3.1 million. The Bank recognized $13 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $3.5 million in total reserves for possible loan losses at June 30, 1999, representing approximately 89% of non-accrual loans and 1.2% of total loans.

As of June 30, 1999 the Bank had outstanding loan commitments of $31.3 million, of which $19.4 million represented variable rate loans and $11.9 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and if necessary the sale of investment securities available for sale.

Mortgage-Backed Securities Held to Maturity - increased $1.4 million to $92.0 million at June 30, 1999 from $90.6 million at December 31, 1998. The increase is the result of the purchase of $16.0 million in GNMA and FNMA fixed rate securities offset by $14.7 million in principal repayments. Mortgage-backed securities at June 30, 1999 consisted of $71.9 million in fixed rate securities and $20.1 million in adjustable rate securities. Mortgage-backed securities held to maturity at June 30, 1999 and December 31, 1998 are summarized below:

                                  June 30, 1999                              December 31, 1998
            ---------------------------------------------------------  ----------------------------
                                Gross         Gross
                Amortized     Unrealized    Unrealized    Estimated       Amortized     Estimated
                  Cost          Gains        Losses      Market Value       Cost       Market Value
            ---------------------------------------------------------  ----------------------------

GNMA         $  33,263,444  $    355,873  $   662,607  $  32,956,710   $  31,716,739  $ 32,312,889

FNMA            42,249,756       216,342      551,125     41,914,973      37,531,455    38,079,458

FHLMC           16,528,572       336,513       42,150     16,822,935      21,255,729    21,779,645

Private                  0             0            0              0          88,724        90,301

            ---------------------------------------------------------  ----------------------------
Total        $  92,041,772  $    908,728  $ 1,255,882  $  91,694,618   $  90,592,647  $ 92,262,293
            =========================================================  ============================

Asset Classifications - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets increased $395 thousand during the six months ended June 30, 1999 resulting from an increase in classified one-to-four family loans of $324 thousand and doubtful loans of $242 thousand, partially offset by a decrease in classified commercial real estate of $98 thousand and consumer loans of $64 thousand. The following table sets forth information with respect to the Bank's classified assets at the dates indicated:

                                               June 30,          December 31,
                                                1999                 1998
                                         --------------------   ---------------

Classified Assets:
Substandard Loans:
  One-to-four family                              $2,269,123        $1,945,059
  Commercial real estate                           3,658,094         3,756,181
  Consumer and other                                 218,775           282,740
                                         --------------------   ---------------
     Total loans                                   6,145,992         5,983,980

Real estate held for development, net                644,487           644,487
Real Estate Owned, net                               167,541           167,541
                                         --------------------   ---------------
   Total Substandard                               6,958,020         6,796,008
                                         --------------------   ---------------

   Doubtful loans                                    242,152                 0
                                         --------------------   ---------------
Total Doubtful                                       242,152                 0
                                         --------------------   ---------------

   Loss - Commercial Real Estate                           0             9,121
                                         --------------------   ---------------
Total Loss                                                 0             9,121
                                         --------------------   ---------------

TOTAL CLASSIFIED ASSETS                           $7,200,172        $6,805,129
                                         ====================   ===============

Deposits - increased $22.1 million to $558.4 million at June 30, 1999 from $536.3 million at December 31, 1998 as a result of an increase in savings accounts of $11.3 million and $6.5 million in interest bearing checking accounts. Non-interest checking accounts increased $3.4 million and certificates of deposit increased $4.8 million offsetting a $3.8 million decrease in money market accounts. Non-interest checking accounts increased due to the promotion of "Free Business" checking accounts. Interest credited to depositors accounts for the six months ended June 30, 1999 amounted to $8.7 million. The following table set forth certain information concerning deposits at the dates indicated:

                                  Amount       Deposits      Rate          Amount        Deposits       Rate
                             -------------------------------------------------------------------------------------
Non-interest checking             $72,702,988   13.02%      0.00%           $69,336,887   12.93%        0.00%
Checking accounts                  81,760,049   14.64%      2.07%            75,280,395   14.04%        1.89%
Savings accounts                  106,843,862   19.13%      2.64%            95,591,907   17.82%        2.83%
Money market accounts              63,910,774   11.45%      2.78%            67,690,222   12.62%        2.64%
Certificates                      233,189,121   41.76%      5.05%           228,410,212   42.59%        5.35%
                             -------------------------------------------------------------------------------------
   Total Deposits                $558,406,794  100.00%      3.25%          $536,309,623  100.00%        3.49%
                             =====================================================================================


Borrowings - at June 30, 1999 amounted to $106.3 million. Borrowings included $10.0 million of 10% subordinated debentures, $80.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.57% and $16.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.00%. At December 31, 1998 borrowings consisted of $10.0 million of 10% subordinated debentures, $80.0 million in securities sold under agreements to repurchase with a weighted average rate of 5.57%, and $16.4 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.08%.

There are three (3) standards that a savings institution must satisfy in order to meet its capital requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991 "FDICIA". The requirements include a leverage ratio of tier 1 (core) capital to adjusted total assets of 4.0 percent, a tangible capital standard requirement of 2.0 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. If a savings institution is not in compliance with applicable capital standards, the Office of Thrift Supervision (OTS) can restrict the institution's asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS. At June 30, 1999 the Bank exceeds all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 7.07%, 7.07%, and 18.75%, respectively.


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

The Corporation recorded net income for the three months ended June 30, 1999 of $1.4 million, or $.19 diluted earnings per share as compared to $1.3 million, or $.18 diluted earnings per share for the comparable period in 1998. Earnings for the six months ended June 30, 1999 were $2.4 million, or $.33 diluted earnings per share as compared to $2.6 million, or $.35 diluted earnings per share for the comparable period in 1998.

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

The  following  table  sets  forth  the  Bank's  weighted-average  yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:

                                               Three Months Ended                     Six Months Ended
                                                    June 30,                              June 30,
                                        ----------------------------------    --------------------------------
                                              1999               1998               1999            1998
                                        ----------------------------------    --------------------------------
Weighted-Average Yields Earned on:
  Loans, net                                  7.84%              7.95%              7.69%           7.97%
  Mortgage-Backed Securities                  6.83               7.08               6.89            7.17
  Investment Securities                       6.11               6.61               6.16            6.63
                                        ----------------------------------    --------------------------------
  Total Interest-Earning Assets               6.99               7.31               6.96            7.35
                                        ----------------------------------    --------------------------------

Weighted-Average Interest Rates Paid on:
  Deposits                                    3.18               3.59               3.21            3.61
  Borrowings                                  5.69               5.70               5.66            5.67
  Subordinated Debentures                    10.56              10.56              10.58           10.58
                                        ----------------------------------    --------------------------------
  Total Interest-Bearing Liabilities          3.65               4.04               3.69            4.06
                                        ----------------------------------    --------------------------------
Weighted-Average Interest Rate Spread
  for the Period                              3.34%              3.27%        $     3.27%           3.29%
                                        ==================================    ================================

Average Balance of Interest-Earning Assets and Interest-Bearing Liabilities

The following table sets forth the Bank's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:

                                               Three Months Ended                     Six Months Ended
                                                    June 30,                              June 30,
                                        ----------------------------------    --------------------------------
                                              1999               1998               1999            1998
                                        ----------------------------------    --------------------------------
                                                 (In Thousands)                       (In Thousands)
Average Interest-Earning Assets:
  Loans, net                             $    301,611       $     304,082     $      301,039  $       304,287
  Mortgage-Backed Securities                   91,559              94,006             88,853           92,601
  Investment Securities                       276,545             248,031            266,829          234,768
                                        ----------------------------------    --------------------------------
  Total                                       669,715             646,119            656,721          631,656
                                        ----------------------------------    --------------------------------

Average Interest-Bearing Liabilities:
  Deposits                                    555,372             517,939            544,705          503,586
  Borrowings                                   96,340             102,118             96,456          102,021
  Subordinated Debentures                      10,000              10,000             10,000           10,000
                                        ----------------------------------    --------------------------------
  Total                                       661,712             630,057            651,161          615,607
                                        ----------------------------------    --------------------------------
Excess of Interest-Earning Assets
  over Interest-Bearing Liabilities      $      8,003       $      16,062     $        5,560  $        16,049
                                        ==================================    ================================

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

                                                                 Three Months Ended                          Six Months Ended
                                                                      June 30,                                  June 30,
                                                               1999 compared to 1998                       1999 compared to 1998
                                                   ----------------------------------------   --------------------------------------
                                                           Increase (Decrease) due to:
                                                       Rate          Volume       Total             Rate        Volume        Total
                                                   ----------------------------------------   --------------------------------------
                                                                 (In Thousands)                           (In Thousands)
          Interest income:
            Loans receivable                        $     (78)    $   (49)      $     (127)    $   (428)  $      (129) $       (557)
            Mortgage-backed securities                    (57)        (43)            (100)        (125)         (134)         (259)
            Investment securities                        (351)        471              120         (623)        1,062           439
                                                   ----------------------------------------   --------------------------------------

             Total change - interest income              (486)        379             (107)      (1,176)          799          (377)
                                                   ----------------------------------------   --------------------------------------
          Interest expense:
            Deposits                                     (571)        336             (235)      (1,076)          741          (335)
            Borrowings                                     (2)        (82)             (84)         (10)         (158)         (168)
            Subordinated Debentures                         0           0                0            0             0             0
                                                   ----------------------------------------   --------------------------------------

             Total change - interest expense             (573)        254             (319)      (1,086)          583          (503)
                                                   ----------------------------------------   --------------------------------------

          Net change in net interest income         $      87     $   125       $      212     $    (90)  $       216  $        126
                                                   ========================================   ======================================

Net Interest Income - for the three and six months ended June 30, 1999 totaled $5.7 million and $10.8 million, respectively. Net interest income for the three months ended June 30, 1999 increased $213 thousand as compared to the same period in 1998 due primarily to an increase in interest income on investment securities of $121 thousand, and a decrease in interest expense on deposits of $235 thousand, partially offset by decrease in interest income on MBS's of $100 thousand.

The increase in interest income on investment securities was due to an increase in the average balance of the portfolio of $28.5 million to $276.5 million for the three months ended June 30, 1999 from $248.0 million for the same period in 1998, which resulted in an increase in interest income of $471 thousand. The average balance increase was due to the net purchase of $4.1 million of CMOs and $30.4 million of US Agency notes. The average yield on the investment portfolio decreased 50 basis points to 6.11% for the three months ended June 30, 1999 from 6.61% for the three months ended June 30, 1998, which resulted in a decrease in interest income of $351 thousand due to rate changes.

The $235 thousand decrease in interest expense on deposits for the three months ended June 30, 1999 compared to the same period in 1998 was caused by lower average rates paid on deposits, principally lower CD rates coupled with higher relative balances in our non-interest "Free checking" and "Free Business" checking products. Overall deposit rates declines 41 basis points to 3.18% which decreased interest expense $571 thousand between the three month periods. Higher overall average deposit balances increased interest expense $336 thousand.

The decrease in interest expense on borrowings of $84 thousand for the three months ended June 30, 1999 compared to the same period in 1998 was due to a decrease in the average balance of borrowings of $5.8 million to $96.3 million at June 30, 1999 from $102.1 million at June 30, 1998.

Net interest income for the six months ended June 30, 1999 increased $120 thousand primarily due to an increase in interest income on investment securities of $440 thousand and a decrease in interest expense on deposits of $335 thousand partially offset by a decrease in interest income on loans of $557 thousand as compared to the same period in 1998.

The increase in interest income on investment securities was due to an increase in the average balance of the portfolio of $32 million to $266.8 million for the six months ended June 30, 1999 from $234.8 million for the same period in 1998, which resulted in an increase in interest income of $1.1 million. The average yield on the investment portfolio decreased 47 basis points to 6.16% for the six months ended June 30, 1999 from 6.63% for the six months ended June 30, 1998, which resulted in a decrease in interest income of $623 thousand due to rate changes.

Interest expense on deposits decreased $335 thousand for the six months ended June 30, 1999 compared to the first six months of 1998. Average interest rates on deposits decreased 40 basis points to 3.21% resulting in a decrease in interest expense of $1.1 million. The average balance on deposits increased
$41.1 million increasing interest expense $741 thousand between the first six months of 1999 and 1998.

The decrease in interest expense on borrowings of $161 thousand for the six months ended June 30, 1999 compared to the same period in 1998 was due to a decrease in the average balance of borrowings of $5.5 million to $96.5 million for the six months ended June 30, 1999 from $102.0 million for the six months ended June 30, 1998, which resulted in a decrease in interest expense of $158 thousand. The weighted average rate on borrowings decreased 1 basis points to 5.66% for the six months ended June 30, 1999 from 5.67% for the six months ended June 30, 1998, which resulted in a decrease in interest expense of $10 thousand.

Provision for Loan Losses - for the three months ended June 30, 1999 remained constant at $60 thousand from 1998 to 1999. The total provision for potential loan losses remained constant at $120 thousand from June 1998 to 1999. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loan losses will not increase or be necessary. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and six months ended June 30, 1999 totaled $953 thousand and $1.6 million respectively increasing $417 thousand in the three month period and $463 thousand in the first six months of 1999 when compared to the same periods in 1998. The May 1999 sale of a two acre parcel of land for a $245 thousand gain along with the increased volume of service charges on accounts between 1999 and 1998 periods were the principal reasons for the increases.

Operating Expenses - for the three and six month periods ended June 30, 1999 amounted to $4.4 million and $8.6 million, respectively as compared to $3.8 million and $7.7 million for the same periods in 1998.

Salaries and Employee Benefits - for the three and six month periods ended June 30, 1999 were $2.5 million and $4.9 million, respectively, as compared to $2.2 million and $4.6 million for the same periods in 1999. The increase was due to additional staff in the three new branches opened since the second quarter of 1998. Average full time equivalent employees at June 30, 1999 were 391 as compared to 333 at June 30, 1998.

Occupancy and Equipment - for the three and six month periods ended June 30, 1999 amounted to $859 thousand and $1.7 million, respectively, as compared to $712 thousand and $1.4 million for the same periods in 1998. The increase is the result of additional depreciation and occupation expenses on the new branches opened as well as other facility improvements and equipment additions since June 30, 1998.

Purchased Services - for the three and six month periods ended June 30, 1999 amounted to $366 thousand and $733 thousand, respectively, as compared to $314 thousand and $615 thousand for the same periods in 1998. MAC charges increased $54 thousand for the first six months of 1999 compared to the same time period 1998. Check processing costs have increased $51 thousand for the six months ended June 30, 1999 due to higher transaction volumes from an increase in the number of checking accounts opened.

Federal Insurance Premium - for the three and six month periods ended June 30, 1999 amounted to $77 thousand and $152 thousand, respectively, as compared to $74 thousand and $147 thousand for the same periods in 1998. The increase in the six months ended June 30, 1999 was due to an increase in deposits between June 30, 1999 and 1998.

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

The Bank is required under applicable federal regulations to maintain specified levels of "liquid assets", which include obligations of the United States government and federal agencies and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. The Bank has generally maintained liquidity in excess of required levels. The Bank's regulatory liquidity was 50.22% at June 30, 1999 and 31.35% at December 31, 1998.


ITEM 3:  DISCLOSURE ABOUT MARKET RISK

MARKET RISK
The Bank's financial performance is impacted by, among other factors, interest rate risk. Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Bank's Asset Liability Management Committee ("ALCO"), which includes senior management. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in the interest rate repricing GAP, the net portfolio values ("NPV") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Bank's balance sheet to minimize the impact of sudden and sustained changes in interest rates through GAP, NPV and net interest income scenarios. The Bank's exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and the ALCO. The principal objective of the ALCO is to maximize income within acceptable levels as established by the risk policy. The Board of Directors may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved limits. The Bank has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets and increase the effective maturities of certain liabilities, to reduce the exposure to interest rate fluctuations. These strategies include focusing its investment activities on short and medium-term securities, maintaining and increasing the transaction deposit accounts, as these accounts are considered to be relatively resistant to changes in interest rates and utilizing FHLB borrowings and deposit marketing programs to adjust the term or repricing of its liabilities. There were no significant changes for the six months ended June 30, 1999 from the information presented in the annual report on Form 10-K for the year ended December 31, 1998.

PART II.       OTHER INFORMATION
               -----------------

         Item 1:       Legal Proceedings
         -------       -----------------

                       None


         Item 2:       Changes in Securities
         -------       ---------------------

                       None


         Item 3:       Defaults Upon Senior Securities
         -------       -------------------------------

                       None


         Item 4:       Submission of Matters to a Vote of Security of Holders
         -------       ------------------------------------------------------

                       The annual meeting of shareholders of the corporation was held on April 29,1999 and the following matters were voted upon:

                       Proposal I - Election of directors with terms to expire in 2002.
                                                      For              Against
                                                      ---              -------
                       Rupert A. Hall Jr.           6,633,075           7,606
                       Edward J. Staats, Jr.        6,625,467          18,214
                       Mary Wells                   6,633,273           7,408
                       Craig W. Yates               6,629,601          11,074

                       Proposal  II  -  Ratification   of  the   appointment  of
                       PricewaterhouseCoopers   LLP,   as   auditors   for   the
                       corporation for the 1999 fiscal year.

                       For:  6,633,599;    Against:  1,750;     Abstain:  5,332.
                             ---------               -----                -----


         Item 5:       Other Information
         -------       -----------------

                       None


         Item 6:       Exhibits and Reports on Form 8-K
         -------       --------------------------------

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





FMS FINANCIAL CORPORATION




Date: August 10 , 1999                 /s/ Craig W. Yates
                                          --------------------------------------
                                          Craig W. Yates
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: August 10, 1999                 /s/ Channing L. Smith
                                          --------------------------------------
                                          Channing L. Smith
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)