Form 10-Q
period 1999-09-30
FMS FINANCIAL CORP
filed 1999-11-12
CIK 839845

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1999

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


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

         As of November 5, 1999 there were 7,190,978 shares outstanding of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                               SEPTEMBER 30, 1999
                               ------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I - Financial Information
------------------------------

         Item 1 - Financial Statements

               Consolidated Statements of Financial Condition as of
                       September 30, 1999 (unaudited) and December 31, 1998....1

               Consolidated Statements of Income (unaudited)
                       for the three and nine month periods ended
                       September 30, 1999 and September 30, 1998...............2

               Consolidated  Statements of Cash Flows (unaudited)
                       for the nine month periods ended September 30, 1999
                       and September 30, 1998..................................3

               Consolidated Statements of Changes in Stockholders' Equity
                       for the nine months ended September 30, 1999
                       (unaudited).............................................4


         Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations........5 - 16

         Item 3 - Disclosure about Market Risk................................17

PART II - Other Information
---------------------------

         Item 1 - Legal Proceedings...........................................18

         Item 2 - Changes in Securities.......................................18

         Item 3 - Defaults Upon Senior Securities.............................18

         Item 4 - Submission of Matters to a Vote of Security Holders.........18

         Item 5 - Other Information...........................................18

         Item 6 - Exhibits and Reports on Form 8-K............................18

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------------------------------------------------

                                                                                    September 30,    December 31,
                                                                                       1999              1998
--------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
ASSETS
--------------------------------------------------------------------------------------------------------------------
     Cash and amounts due from depository institutions                             $  13,539,038    $  18,142,316
     Interest-bearing deposits                                                           165,086                0
     Short term funds                                                                 19,505,243       11,754,075
                                                                                   -------------    -------------
         Total cash and cash equivalents                                              33,209,367       29,896,391
     Investment securities held to maturity                                          217,765,525      129,417,826
     Investment securities and mortgage-backed securities available for sale          54,193,207      109,833,133
     Loans receivable  - net                                                         296,250,428      298,603,223
     Mortgage-backed securities held to maturity                                     104,805,335       90,592,647
     Accrued interest receivable:
         Loans                                                                         1,648,280        1,839,217
         Mortgage-backed securities                                                      703,630          633,667
         Investments                                                                   2,922,554        2,371,410
     Federal Home Loan Bank stock                                                      4,861,410        4,861,410
     Real estate held for development - net                                              644,487          644,487
     Real estate owned - net                                                             313,541          167,541
     Office properties and equipment - net                                            19,647,090       19,292,247
     Deferred income taxes                                                             2,329,210        2,015,772
     Excess cost over fair value of net assets acquired                                   64,069          164,969
     Prepaid expenses and other assets                                                   923,629        1,156,573
     Subordinated debentures issue cost - net                                            278,102          321,113
                                                                                   =============    =============
TOTAL ASSETS                                                                       $ 740,559,864    $ 691,811,626
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
     Deposits                                                                      $ 582,447,822    $ 536,309,623
     Advances from the Federal Home Loan Bank                                         16,337,031       16,368,321
     Securities sold under agreements to repurchase                                   80,000,000       80,000,000
     10% Subordinated debentures, due 2004                                            10,000,000       10,000,000
     Advances by borrowers for taxes and insurance                                     2,125,555        2,259,435
     Accrued interest payable                                                          1,133,164        1,304,742
     Dividends payable                                                                   216,104          216,953
     Other liabilities                                                                 2,685,577        1,883,887
                                                                                   -------------    -------------
Total liabilities                                                                    694,945,253      648,342,961
                                                                                   -------------    -------------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares  authorized;  none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,897,691 and 7,897,191 and shares outstanding 7,203,478 and
         7,231,767 as of September 30, 1999 and December 31, 1998, respectively          789,769          789,719
     Paid-in capital in excess of par                                                  8,217,415        8,216,820
     Accumulated other comprehensive loss                                               (630,061)         (21,793)
     Retained earnings                                                                40,898,197       37,860,291
     Less:  Treasury stock (694,213 and 665,424 shares, at cost,  as of
         September 30, 1999 and December 31, 1998, respectively)                      (3,660,709)      (3,376,372)
                                                                                   -------------    -------------
Total stockholders' equity                                                            45,614,611       43,468,665
                                                                                   -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 740,559,864    $ 691,811,626
                                                                                   =============    =============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------
                                                          Three Months ended               Nine Months ended
                                                            September 30,                    September 30,
                                                     -----------------------------  ---------------------------------
                                                        1999              1998          1999                1998
----------------------------------------------------------------------------------  ---------------------------------
INTEREST  INCOME:                                            (Unaudited)                      (Unaudited)
Interest income on:
    Loans                                             $  5,658,203    $  6,084,380    $ 17,232,423    $ 18,215,681
    Mortgage-backed securities                           1,628,239       1,558,480       4,687,392       4,876,675
    Investments                                          4,684,824       4,104,943      12,904,158      11,884,491
                                                      ------------    ------------    ------------    ------------
Total interest income                                   11,971,266      11,747,803      34,823,973      34,976,847
                                                      ------------    ------------    ------------    ------------
INTEREST EXPENSE:
Interest expense on:
    Deposits                                             4,581,534       4,620,432      13,326,141      13,700,298
    Subordinated debentures                                264,337         264,337         793,011         793,011
    Borrowings                                           1,388,165       1,405,058       4,118,938       4,297,072
                                                      ------------    ------------    ------------    ------------
Total interest expense                                   6,234,036       6,289,827      18,238,090      18,790,381
                                                      ------------    ------------    ------------    ------------

NET INTEREST INCOME                                      5,737,230       5,457,976      16,585,883      16,186,466
PROVISION FOR LOAN LOSSES                                   60,000          60,000         180,000         180,000
                                                      ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                      5,677,230       5,397,976      16,405,883      16,006,466
                                                      ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
    Loan service charges and other fees                     65,023          35,415         126,298         106,685
    Gain on sale of loans                                    2,235           4,065           3,568           5,420
    Gain on disposal of fixed assets                             0               0         244,731               0
    Real estate owned operations, net                       (3,823)        (11,634)        (16,662)        (59,249)
    Service charges on accounts                            647,401         619,751       1,864,005       1,791,192
    Other income (expense)                                  42,891         (57,111)        136,408        (111,942)
                                                      ------------    ------------    ------------    ------------
Total other income (expense)                               753,727         590,486       2,358,348       1,732,106
                                                      ------------    ------------    ------------    ------------
OPERATING EXPENSES:
    Salaries and employee benefits                       2,581,629       2,142,833       7,496,118       6,709,130
    Occupancy and equipment                                872,138         740,620       2,615,541       2,173,092
    Purchased services                                     387,286         333,648       1,120,055         949,104
    Federal deposit insurance premiums                      77,108          75,291         229,240         221,798
    Professional fees                                       81,413          95,965         360,163         273,520
    Advertising                                             57,885          51,798         161,341         152,581
    Other                                                  329,467         374,332       1,009,247       1,047,649
                                                      ------------    ------------    ------------    ------------
Total operating expenses                                 4,386,926       3,814,487      12,991,705      11,526,874
                                                      ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                               2,044,031       2,173,975       5,772,526       6,211,698

INCOME TAXES:
Current                                                    896,267         873,851       1,897,126       2,499,037
Deferred                                                  (160,543)        (89,332)        188,170        (253,202)
                                                      ------------    ------------    ------------    ------------
Total income taxes                                         735,724         784,519       2,085,296       2,245,835

NET INCOME                                            $  1,308,307    $  1,389,456    $  3,687,230    $  3,965,863
                                                      ============    ============    ============    ============
BASIC EARNINGS PER COMMON SHARE                       $       0.18    $       0.19    $       0.51    $       0.55
                                                      ============    ============    ============    ============
 DILUTED EARNINGS PER COMMON SHARE                    $       0.18    $       0.19    $       0.51    $       0.54
                                                      ============    ============    ============    ============

Weighted average common shares outstanding               7,206,340       7,216,619       7,215,877       7,195,890

Potential dilutive effect of the exercise of stock
options                                                     83,100         104,696          82,393         105,186
                                                      ------------    ------------    ------------    ------------
Adjusted weighted average common shares outstanding      7,289,440       7,321,315       7,298,270       7,301,076
                                                      ============    ============    ============    ============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                     -----------------------------------
                                                                                           1999              1998
------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                            $   3,687,230    $   3,965,863
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                                   180,000          180,000
Depreciation and amortization                                                             1,547,985        1,425,869
Provision for real estate owned                                                                   0          110,298
Realized (gains) and losses on:
     Sale of loans and loans held for sale                                                   (3,568)          (5,419)
     Disposal of fixed assets                                                              (244,731)               0
     Sale of real estate owned                                                                    0         (103,544)
Increase in accrued interest receivable                                                    (430,170)        (529,447)
Decrease (Increase) in prepaid expenses and other assets                                    232,945          (80,287)
Decrease in accrued interest payable                                                       (171,578)         (64,879)
Increase in other liabilities                                                               815,471        1,535,142
Deferred income taxes                                                                        28,416         (410,138)
                                                                                      -------------    -------------
     Net cash provided by operating activities                                            5,642,000        6,023,458
                                                                                      -------------    -------------
INVESTING ACTIVITIES:
Proceeds from sale of:
     Education loans                                                                        707,172        1,658,696
     Real estate owned                                                                            0          529,461
     Office property and equipment                                                          348,731            1,010
Proceeds from maturities of investment securities held to maturity                       78,984,657      239,685,761
Proceeds from maturities of investment securities available for sale                     58,642,554       57,315,458
Principal collected on mortgage-backed securities                                        20,911,988       23,633,601
Principal collected on longer-term loans, net                                            41,822,212       44,520,089
Longer-term loans originated or acquired, net                                           (40,431,102)     (42,581,714)
Purchase of investment securities and mortgage-backed securities held to maturity      (202,705,135)    (250,358,332)
Purchase of investment securities and mortgage-backed securities available for sale      (4,056,040)    (112,472,554)
Purchase of Federal Home Loan Bank stock                                                          0       (1,230,610)
Purchase of office property and equipment                                                (1,593,223)      (3,352,173)
                                                                                      -------------    -------------
     Net cash used by investing activities                                              (47,368,186)     (42,651,307)
                                                                                      -------------    -------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                                     34,025,274       32,756,138
Net increase (decrease) in time deposits                                                 12,112,925      (10,976,303)
Net decrease in FHLB advances                                                               (31,290)      (7,878,155)
Increase in securities sold under agreement to repurchase                                         0       20,000,000
(Decrease) Increase in advances from borrowers for taxes and insurance                     (133,880)         102,482
Purchase of treasury stock                                                                 (284,337)        (186,051)
Dividends paid on common stock                                                             (650,175)        (550,856)
Net proceeds from issuance of common stock                                                      645           93,643
                                                                                      -------------    -------------
     Net cash provided by financing activities                                           45,039,162       33,360,898
                                                                                      -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          3,312,976       (3,266,951)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           29,896,391       12,631,622
                                                                                      -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $  33,209,367    $   9,364,671
                                                                                      =============    =============
Supplemental Disclosures:
     Cash paid for:
        Interest on deposits, advances, and other borrowings                          $  18,409,668    $  18,855,260
        Income taxes                                                                      1,985,238        2,300,558
     Non cash investing and financing activities:
        Dividends declared and not paid at quarter end                                      216,104          216,606
        Non-monetary transfers from loans to real estate acquired
        through foreclosure                                                                 146,000          331,028


See notes to consolidated financial statements

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------------------
                                                                        Accumulated
                                                                           other                                       Total
                                Common shares  Common    Paid-in     comprehensive      Retained      Treasury   Stockholders'
                                 outstanding   stock     capital          loss          earnings        stock       Equity
--------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1998      7,231,767  $ 789,719   $8,216,820   $   (21,793)   $ 37,860,291  $(3,376,372)    $43,468,665

Net Income                                                                               3,687,230                    3,687,230
Other comprehensive income
  Unrealized loss on securities
    available for  sale                                                   (608,268)                                    (608,268)
                                                                                                                    ------------
Total comprehensive income                                                                                            3,078,962
                                                                                                                    ------------
Dividends declared                                                                        (649,324)                    (649,324)
Exercise of stock options                500         50          595                                                        645
Purchase of common stock             (28,789)                                                          (284,337)       (284,337)
--------------------------------------------------------------------------------------------------------------------------------

Balances at September 30, 1999     7,203,478  $ 789,769   $8,217,415   $  (630,061)   $ 40,898,197  $(3,660,709)    $45,614,611

--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998.

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

General

FMS Financial Corporation ("the Corporation") is the parent company of Farmers & Mechanics Bank ("the Bank"), its only subsidiary.

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations and cash flows for the periods and dates indicated. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's annual report on Form 10-K for the year ended December 31, 1998.

YEAR 2000

The Year 2000 issue concerns the potential impact of historic computer software code that only utilizes two digits to represent the calendar year (e.g. "99" for "1999"). Software so developed could produce inaccurate or unpredictable results upon the change to January 1, 2000, when current and future dates represent a lower two digit year number than dates in the prior century. The Bank, similar to most financial institutions, is significantly subject to the potential impact of the "Year 2000 issue" due to the nature of financial information. Potential impact to the Bank may arise from software, hardware, and equipment both within the Bank's direct control and outside of the Bank's ownership, yet with which the Bank electronically or operationally interfaces (e.g. vendors providing credit bureau information). Financial institution regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning an adequate Year 2000 program and the responsibilities of senior management and directors. The Bank has a Year 2000 compliance program in place to ensure that all software applications will be Year 2000 certified compliant. The program includes Year 2000 committees consisting of directors and executive officers of the Bank. The purposes of the committees are to oversee and manage the Year 2000 compliance program providing regular reports to the Board of Directors detailing progress with the Year 2000 issue. The Bank has contacted all significant vendors and suppliers regarding their Year 2000 readiness. These third party vendors have delivered written assurance that they are or expect to be Year 2000 compliant prior to the end of 1999. At the current time management estimates its Year 2000 readiness is at 97%. The following table provides a summary of the current status of the five phases involved in our Year 2000 readiness plan.

          ----------------------------------------------------------------------

              Project Phase      Percent          Projected Date      Comments
                                 Complete         of Completion
          ----------------------------------------------------------------------

          Awareness                100%              Complete
          Assessment               100%              Complete
          Renovation               100%              Complete
          Validation               100%              Complete
          Implementation            95%            October 1999     On Schedule
          Overall Completion        97%           November 1999     On Schedule


 At this time management currently estimates Year 2000 compliance cost at between $50,000 and $150,000 of which $72,000 was expensed during the nine months ended September 30, 1999. The Bank does not expect that these costs will be material to its financial condition or results of operations. Non-compliance with the Year 2000 issue could have an adverse affect on the operations of the business. Successful and timely completion of Year 2000 compliance is based upon management's best estimate derived from various assumptions of future events which are inherently uncertain, including the progress and results of the Bank's testing plans, and all vendors, suppliers and customers readiness. The Bank continues in the process of updating contingency plans for each critical system, in the event one of those systems fail, despite our best efforts. The Bank's contingency plan is to provide resources during the weekend of December 31, 1999 and for the period of time afterward. It is anticipated that the Bank, and its vendors will be able to overcome any unforeseen problems associated with the millennium change.

Despite management's best efforts to address the Year 2000 issue, the vast number of external entities that have direct and indirect business relationships with the Bank, such as, customers, vendors, payments system providers, utility companies, and other financial institutions, make it impossible to assure that a failure to achieve compliance by one or more of these entities would not have a material adverse impact on the Bank's business or on the Company's consolidated statements.

FINANCIAL CONDITION -

Total Assets - at September 30, 1999 were $740.6 million as compared with total assets at December 31, 1998 of $691.8 million.

Investment Securities Held to Maturity - increased $88.4 million to $217.8 million at September 30, 1999 from $129.4 million at December 31, 1998 as a result of the purchase of $103.1 million of U.S. Agency notes and $23.1 million of CMOs, partially offset by $16.9 of U.S. Agency notes maturities and calls and $17.3 million of principal paydowns on CMOs, during the nine months ended September 30, 1999. Investments held to maturity consisted entirely of fixed rate securities at September 30, 1999. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 1999 and December 31, 1998 follows:

                                           September 30, 1999                              December 31, 1998
                       ------------------------------------------------------------  -------------------------------
                                           Gross          Gross        Estimated                        Estimated
                          Amortized     Unrealized     Unrealized       Market          Amortized        Market
                             Cost          Gains         Losses          Value             Cost           Value
                       ------------------------------------------------------------  -------------------------------
U. S. Gov't Agencies   $  164,358,478 $      71,809 $  (5,417,835) $   159,012,452   $   78,291,686 $    78,241,778
CMOs                       50,832,261             0    (1,141,880)      49,690,381       47,302,338      47,297,209
Municipal bonds             2,574,786             0        (1,157)       2,573,629        3,823,802       3,826,635
                         ----------------------------------------------------------    -----------------------------
Total                  $  217,765,525 $      71,809 $  (6,560,872) $   211,276,462   $  129,417,826 $   129,365,622
                       ============================================================  ===============================

Investment Securities and Mortgage-Backed Securities Available for Sale - decreased $55.6 million to $54.2 million at September 30, 1999 from $109.8 million at December 31, 1998 as a result $49.4 million of principal paydowns on CMOs and MBSs and $9.2 million of maturities and calls on U.S. Treasury and U.S. Agency notes, partially offsetting the purchase of $3.0 million of MBSs and $1.0 million of U.S. Agency notes during the nine months ended September 30, 1999. Investments available for sale consisted of $4.1 million in adjustable rate securities and $50.1 million in fixed rate securities at September 30, 1999. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 1999 and December 31, 1998 follows:

                                          September 30, 1999                                December 31, 1998
                       ----------------------------------------------------------  -------------------------------
                                           Gross          Gross       Estimated                       Estimated
                          Amortized     Unrealized     Unrealized      Market         Amortized        Market
                             Cost          Gains         Losses         Value            Cost           Value
                       ----------------------------------------------------------  -------------------------------
U. S. Gov't Agencies   $   10,291,009 $           0 $    (317,053) $   9,973,956   $   18,492,035 $    18,500,616
CMOs                       41,972,355        19,579      (681,595)    41,310,339       91,377,435      91,332,517
GNMAs                       2,916,303             0        (7,391)     2,908,912                0               0
                       ----------------------------------------------------------  -------------------------------
Total                  $   55,179,667 $      19,579 $  (1,006,039) $  54,193,207   $  109,869,470 $   109,833,133
                       ==========================================================  ===============================

Loans Receivable and Loans Held for Sale - decreased $2.3 million to $296.3 million at September 30, 1999 from $298.6 million at December 31, 1998. This decrease was the result of approximately $41.8 million of principal collected on loans, partially offset by $40.4 million of loans originated during the nine months ended September 30, 1999. The following table sets forth certain information concerning the loan portfolio at the dates indicated.


Table 1                                 September 30,    December 31,
                                           1999              1998
                                   ------------------------------------

Mortgage loans ( 1-4  dwelling)     $    238,991,699  $    246,071,511
Construction loans                           397,345         1,410,456
Commercial construction                    2,975,028         2,609,315
Consumer loans                             3,098,868         3,237,176
Commercial real estate                    51,010,794        45,937,998
Commercial business                        4,560,500         4,120,967
                                   ------------------------------------
Subtotal                                 301,034,234       303,387,423
                                   ------------------------------------
Less:
    Deferred loan fees                       979,333         1,441,926
    Allowance for possible
     loan losses                           3,804,473         3,342,274
                                   ------------------------------------
Net Loans Receivable                $    296,250,428  $    298,603,223
                                   ====================================


At September 30, 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.5 million of which $1.7 million related to loans that were individually measured for impairment with a valuation allowance of $686 thousand and $1.8 million of loans that were collectively measured for impairment with a valuation allowance of $83 thousand. For the nine months ended September 30, 1999, the average recorded investment in impaired loans was approximately $3.8 million. The Bank recognized $113 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $3.8 million in total reserves for possible loan losses at September 30, 1999, representing approximately 108% of non-accrual loans and 1% of total loans.

As of September 30, 1999 the Bank had outstanding loan commitments of $26.1 million, of which $19.3 million represented variable rate loans and $6.8 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and if necessary the sale of investment securities available for sale.

Mortgage-Backed Securities Held to Maturity - increased $14.2 million to $104.8 million at September 30, 1999 from $90.6 million at December 31, 1998. The increase is the result of the purchase of $35.1 million in FHLMC, GNMA and FNMA securities, partially offset by $20.9 million in principal repayments. Mortgage-backed securities at September 30, 1999 consisted of $75.7 in fixed rate securities and $29.1 adjustable rate securities. Mortgage-backed securities held to maturity at September 30, 1999 and December 31, 1998 are summarized below:

                                 September 30, 1999                            December 31, 1998
             ----------------------------------------------------------  -----------------------------
                                  Gross       Gross
                 Amortized      Unrealized  Unrealized      Estimated       Amortized      Estimated
                   Cost           Gains       Losses         Market            Cost         Market
                                                              Value                          Value
             ----------------------------------------------------------  -----------------------------

GNMA          $  36,756,981   $   394,951 $  (702,481)   $  36,449,451   $   31,716,739 $  32,312,889

FNMA             49,711,858       197,255    (610,069)      49,299,044       37,531,455    38,079,458

FHLMC            18,336,496       319,063     (61,263)      18,594,296       21,255,729    21,779,645

Private                   0             0            0               0           88,724        90,301

             ----------------------------------------------------------  -----------------------------
Total         $ 104,805,335   $   911,269 $ (1,373,813)  $ 104,342,791   $   90,592,647 $  92,262,293
             ==========================================================  =============================

Asset Classifications - are monitored by management on a regular basis. Classified assets generally consist of assets which have possible credit risk and/or have a sufficient degree of risk or potential weakness to warrant management's close attention. Total classified assets decreased $226 thousand during the nine months ended September 30, 1999 resulting from a decrease in commercial real estate of $165 thousand, one-to-four family loans of $140 thousand, consumer loans of $83 thousand and $9 thousand of loans classified as loss, partially offset by an increase in real estate owned of $146 thousand and doubtful loans of $25 thousand. The following table sets forth information with respect to the Bank's classified assets at the dates indicated:

                                          September 30,    December 31,
                                           1999                1998
                                       --------------      --------------
Classified Assets:
Substandard Loans:
  One-to-four family                      $1,804,945          $1,945,059
  Commercial real estate                   3,591,484           3,756,181
  Consumer and other                         200,000             282,740
                                       --------------      --------------
      Total loans                          5,596,429           5,983,980

Real estate held for development, net        644,487             644,487
Real Estate Owned, net                       313,541             167,541
                                       --------------      --------------
   Total Substandard                       6,554,457           6,796,008
                                       --------------      --------------

   Doubtful loans                             25,000                   0
                                       --------------      --------------
Total Doubtful                                25,000                   0
                                       --------------      --------------

   Loss - Commercial Real Estate                   0               9,121
                                       --------------      --------------
Total Loss                                         0               9,121
                                       --------------      --------------

TOTAL CLASSIFIED ASSETS                   $6,579,457          $6,805,129
                                       ==============      ==============

Deposits - increased $46.1 million to $582.4 million at September 30, 1999 from $536.3 million at December 31, 1998 as a result of an increase in interest bearing checking accounts of $21.0 million, certificate of deposits of $12.1 million, savings accounts of $10.1 million, non-interest bearing checking accounts of $4.9 million, partially offset by a decrease in money market accounts of $2.0 million. Non-interest checking accounts increased due to the promotion of "Free Personal" and "Free Business" checking accounts. Interest credited to depositor's accounts for the nine months ended September 30, 1999 amounted to $13.0 million. The following table set forth certain information concerning deposits at the dates indicated:

                                        September 30, 1999                         December 31, 1998
                             -------------------------------------------------------------------------------------
                                               Percent     Weighted                       Percent     Weighted
                                               of Total    Average                       of Total      Average
                                  Amount       Deposits      Rate          Amount        Deposits       Rate
                             -------------------------------------------------------------------------------------
Non-interest checking             $74,287,944   12.75%      0.00%           $69,336,887   12.93%        0.00%
Checking accounts                  96,250,960   16.53%      2.11%            75,280,395   14.04%        1.89%
Savings accounts                  105,717,003   18.15%      2.67%            95,591,907   17.82%        2.83%
Money market accounts              65,668,778   11.27%      2.76%            67,690,222   12.62%        2.64%
Certificates                      240,523,137   41.30%      4.94%           228,410,212   42.59%        5.35%
                             -------------------------------------------------------------------------------------
   Total Deposits                $582,447,822  100.00%      3.19%          $536,309,623   100.00%       3.49%
                             =====================================================================================


Borrowings - at September 30, 1999 amounted to $26.3 million. Borrowings included $10.0 million of 10% subordinated debentures, $16.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.00%.

Securities Sold Under the Agreements to Repurchase - totaled $80.0 million with an average interest rate of 5.57%, an average term of 5.7 years and an average call of 1.7 years.


There are three (3) standards that a savings institution must satisfy in order to meet its capital requirements under the Federal Deposit Insurance Corporation Improvement Act of 1991 "FDICIA". The requirements include a leverage ratio of tier 1 (core) capital to adjusted total assets of 4.0 percent, a tangible capital standard requirement of 2.0 percent of total adjusted assets, and a risk-based capital standard set at 8.0 percent of risk-weighted assets. If a savings institution is not in compliance with applicable capital standards, the Office of Thrift Supervision (OTS) can restrict the institutions asset growth, require the submission of a capital plan, and require compliance with a capital directive, which may include restrictions on the payment of dividends and compensation, and other restrictions determined to be appropriate by the OTS. At September 30, 1999 the Bank exceeds all three current capital requirements as the Bank's core, tangible, and risk-based capital ratios were 6.95%, 6.95%, and 18.72%, respectively.

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

The Corporation recorded net income for the three months ended September 30, 1999 of $1.3 million, or $.18 diluted earnings per share as compared to $1.4 million, or $.19 diluted earnings per share for the comparable three month period in 1998. Earnings for the nine months ended September 30, 1999 were $3.7 million, or $.51 diluted earnings per share as compared to $4.0 million, or $.54 diluted earnings per share for the comparable period in 1998.

Interest Rate Spread

The Bank's interest income is affected by the difference or "interest rate spread" between yields earned by the Bank on its interest-earning assets and the interest rates paid by the Bank on its interest-bearing liabilities including non-interest checking accounts. Net interest income is affected by (i) the spread between the yield earned on interest-earning assets and the interest rates paid on interest-bearing savings deposits including non-interest checking accounts and borrowings (liabilities), and (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities. The Bank's interest rate spread varies over time because money fund accounts and other flexible rate accounts have become significant sources of savings deposits. Income from investment securities and mortgage-backed securities depends upon the amount invested during the period and the yields earned on such securities. The yield on loans receivable changes principally as a result of existing mortgage loan repayments, adjustable rate loan adjustments, sales and the interest rates and volume of new mortgage loans.

The  following  table  sets  forth  the  Bank's  weighted-average  yields on its interest-earning assets, weighted-average interest rates paid on its interest-bearing liabilities and weighted-average interest rate spreads for the periods indicated:


                                              Three Months Ended            Nine Months Ended
                                                September 30,                 September 30,
                                          ---------------------------   ---------------------------
                                               1999         1998           1999          1998
                                          ---------------------------   ---------------------------
Weighted-Average Yields Earned on:
  Loans, net                                  7.51 %         8.02 %            7.63 %       7.99 %
  Mortgage-Backed Securities                  6.73           6.97              6.83         7.10
  Investment Securities                       6.37           6.60              5.95         6.61
                                          ---------------------------   ---------------------------
  Total Interest-Earning Assets               6.92           7.32              6.81         7.34
                                          ---------------------------   ---------------------------

Weighted-Average Interest Rates Paid on:
  Deposits                                    3.15           3.57              3.19         3.59
  Borrowings                                  5.76           5.76              5.69         5.70
  Subordinated Debentures                    10.56          10.56             10.57        10.57
                                          ---------------------------   ---------------------------
  Total Interest-Bearing Liabilities          3.63           4.02              3.67         4.05
                                          ---------------------------   ---------------------------

Weighted-Average Interest Rate Spread
                                          ===========================   ===========================
  for the Period                              3.29 %         3.31 %            3.14 %       3.30 %
                                          ===========================   ===========================

Average Balance of Interest-Earning Assets and Interest-Bearing Liabilities

The following table sets forth the Bank's average balance of interest-earning assets in comparison to its average balance of interest-bearing liabilities during the periods indicated:

                                          Three Months Ended               Nine Months Ended
                                            September 30,                    September 30,
                                     -----------------------------   -----------------------------
                                          1999            1998            1999           1998
                                     -----------------------------   -----------------------------
                                            (In Thousands)                  (In Thousands)
Average Interest-Earning Assets:
  Loans, net                          $  301,303      $   303,449    $     301,127  $     304,079
  Mortgage-Backed Securities              96,719           89,381           91,468         91,522
  Investment Securities                  294,038          248,701          289,058        239,523
                                     -----------------------------   -----------------------------
  Total                                  692,060          641,531          681,653        635,124
                                     -----------------------------   -----------------------------

Average Interest-Bearing
Liabilities:
  Deposits                               581,169          518,300          556,860        508,550
  Borrowings                              96,434           97,579           96,448        100,527
  Subordinated Debentures                 10,000           10,000           10,000         10,000
                                     -----------------------------   -----------------------------
  Total                                  687,603          625,879          663,308        619,077
                                     -----------------------------   -----------------------------
Excess of Interest-Earning Assets
  over Interest-Bearing Liabilities   $    4,457      $    15,652    $      18,345  $      16,047
                                     =============================   =============================

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

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                       September 30,
                                                       1999 compared to 1998               1999 compared to 1998
                                               ------------------------------------  -----------------------------------
                                                    Increase (Decrease) due to:         Increase (Decrease) due to:
                                                   Rate         Volume      Total       Rate      Volume       Total
                                               ------------------------------------  -----------------------------------
                                                          (In Thousands)                        (In Thousands)
         Interest income:
           Loans receivable                    $   (383)     $    (43)    $   (426)   $   (807) $     (177) $      (984)
           Mortgage-backed securities               (58)          128           70        (187)         (3)        (190)
           Investment securities                   (168)          748          580      (1,438)      2,458        1,020
                                               ------------------------------------  -----------------------------------

            Total change - interest income         (609)          833          224      (2,432)      2,278         (154)
                                               ------------------------------------  -----------------------------------
         Interest expense:
           Deposits                                (598)          560          (38)     (1,675)      1,301         (374)
           Borrowings                                (1)          (16)         (17)         (4)       (174)        (178)
           Subordinated Debentures                    0             0            0           0           0            0
                                               ------------------------------------  -----------------------------------

            Total change - interest expense        (599)          544          (55)     (1,679)      1,127         (552)
                                               ------------------------------------  -----------------------------------

         Net change in net interest income     $    (10)     $    289     $    279   $    (753) $    1,151 $        398
                                               ====================================  ===================================

Net Interest Income - for the three and nine months ended September 30, 1999 totaled $5.7 million and $16.6 million, respectively. Net interest income for the three months ended September 30, 1999 increased $279 thousand as compared to the same period in 1998 due primarily to an increase in interest income on investment securities of $580 thousand, an increase in mortgage backed securities of $70 thousand and a decrease in interest expense on deposits of $38 thousand, partially offset by a decrease in interest income on loans of $426 thousand.

The increase in interest income on investment securities was due to an increase in the average balance of the portfolio of $45.3 million to $294.0 million for the three months ended September 30, 1999 from $248.7 million for the same period in 1998, which resulted in a volume increase in interest income of $748 thousand. The average balance increase in investments was primarily due to the net purchase of $41.5 million of U.S. Agency notes. The average yield on the investment portfolio decreased 23 basis points to 6.37% for the three months ended September 30, 1999 from 6.60% for the three months ended September 30, 1998, which resulted in a decrease in interest income of $168 thousand.

Interest income on loans decreased a total of $426 thousand to $5.7 million for the three months ended September 30, 1999 from $6.1 million for the same period in 1998 principally due to a 51 basis points decrease in the loan portfolio's average rate to 7.51% for the three months ended September 30, 1999 from 8.02% for the three months ended September 30, 1998, which resulted in a decrease in interest income of $383 thousand. The average balance of the loan portfolio decreased $2.1 million to $301.3 million for the three months ended September 30, 1999 from $303.4 million for the same period in 1998, which resulted in a decrease in interest income of $43 thousand.

Interest income on mortgage backed securities increased $70 thousand to $1.6 million for the three months ended September 30, 1999 as compared to the same period in 1998, which was primarily due to a $7.3 million increase in the average balance of the portfolio to $96.7 million for the three months ended September 30, 1999. This resulted in a volume increase in interest income of $128 thousand. The average yield of the portfolio decreased 24 basis points to 6.73% for the three months ended September 30, 1999 from 6.97% for the same period in 1998, which resulted in a decrease in interest income of $58 thousand.

Interest expense on deposits decreased $38 thousand for the three months ended September 30, 1999 compared to the same period in 1998 which was due to a lower average rate paid on deposits, principally lower CD rates coupled with higher relative balances in our non-interest "Free Checking" and "Free Business Checking" products. Overall deposit rates decline 42 basis points to 3.15% which decreased interest expense $598 thousand for the three months ended September 30, 1999 from the comparable period in 1998. Higher overall average deposit balances increased interest expense $560 thousand.

Net interest income for the nine months ended September 30, 1999 increased $398 thousand to $16.6 million from $16.2 million for the same period in 1998 due primarily to an increase in interest income on investment securities of $1.0 million and a decrease in interest expense on deposits of $374 thousand and borrowings of $178 thousand, partially offset by a $984 thousand decrease in interest income on loans.

The increase in interest income on investment securities for the nine months ended September 30, 1999 as compared to the same period in 1998 was due to an increase in the average balance of the investment portfolio of $49.6 million to $289.1 million for the nine months ended September 30, 1999 from $239.5 million for the same period in 1998, which resulted in an increase in interest income of $2.5 million. The average yield on the investment portfolio decreased 66 basis points to 5.95% for the nine months ended September 30, 1999 from 6.61% for the same period in 1998, which resulted in a decrease in interest income of $1.4 million.

Interest income on loans decreased a total of $984 thousand to $17.2 million for the nine months ended September 30, 1999 from $18.2 million for the same period in 1998. This was principally due to a 36 basis point decline in the loan portfolio's average yield to 7.63% for the nine months ended September 30, 1999 from 7.99% for the same period in 1998 which resulted in a decrease in interest income of $807 thousand. The average balance of loans decreased $3.0 million to $301.1 million for the month ended September 30, 1999 from $304.1 million for the same period in 1998, which resulted in a volume decrease in interest income of $177 thousand.

Interest expense on deposits decreased $374 thousand to $13.3 million for the nine months ended September 30, 1999 compared to $13.7 million for the same period in 1998. Average interest rates on deposits decreased 40 basis points to 3.19% for the nine months ended September 30, 1999 from 3.59% for the same period in 1998 which resulted in a decrease in interest expense of $1.7 million. The average balance on deposits increased $48.3 million to $556.9 million for the nine months ended September 30, 1999 from $508.6 million for the nine months ended September 30, 1998 which resulted in an increase in interest expense of $1.3 million.

The decrease in interest expense on borrowings of $178 thousand for the nine months ended September 30, 1999 compared to the same period in 1998 was primarily due to a decrease in the average balance of borrowings of $4.1 million to $96.4 million for the nine months ended September 30, 1999 from $100.5 million for the same period in 1998, which resulted in a decrease in interest expense of $174 thousand.

Provision for Loan Losses - for the three and nine months ended September 30, 1999 remained constant at $60 thousand and $180 thousand, respectively compared to 1998. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. Accordingly, there can be no assurance that future provisions for loan losses will not increase or be necessary. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and nine months ended September 30, 1999 totaled $754 thousand and $2.4 million, respectively, increasing $163 thousand during the three month period and $626 thousand in the first nine month period of 1999 when compared to the same periods in 1998.

Operating Expenses - for the three month and nine months ended September 30, 1999 amounted to $4.4 million and $13.0 million, respectively as compared to $3.8 million and $11.5 million for the same periods in 1998.

Salaries and Employee Benefits - for the three and nine month periods ended September 30, 1999 were $2.6 million and $7.5 million, respectively, as compared to $2.1 million and $6.7 million for the same periods in 1998. The increase was due to additional staff in the 3 new branches opened since the third quarter of 1998, as well as an increase in branch staff for additional hours, principally additional "Sunday Banking" hours from 9:00 a.m. to 3:00 p.m. Average full time equivalent employees at September 30, 1999 were 374 as compared to 331 at September 30, 1998.

Occupancy and Equipment - for the three and nine month periods ended September 30, 1999 amounted to $872 thousand and $2.6 million, respectively, as compared to $741 thousand and $2.2 million for the same periods in 1998. The increase is the result of additional depreciation and occupancy expenses on the new branches opened, as well as other facility improvements and equipment additions since September 30, 1998.

Purchased Services - for the three and nine month periods ended September 30, 1999 amounted to $387 thousand and $1.1 million, respectively, as compared to $334 thousand and $949 thousand for the same periods in 1998. MAC charges increased $77 thousand and check processing costs have increased $73 thousand for the nine months ended September 30, 1999 due to higher transaction volume from an increase in the number of checking accounts.

Liquidity and Capital Resources

The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits, and other cash outflows in a cost effective manner. The Bank's primary sources of funds are deposits and scheduled amortization and prepayments of loan principal. To a lesser extent, the Bank obtains funds from sales and maturities of mortgage-backed securities, investment securities, and short-term investments and borrowings. During the past several years, the Bank has used such funds primarily to meet ongoing commitments to fund maturing time deposits and saving withdrawals, fund existing and continuing loan commitments and to maintain liquidity. While loan payments, maturing investments and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity is also influenced by the level of demand for funding loan organizations.

The Bank is required under applicable federal regulations to maintain specified levels of "liquid assets", which include obligations of the United States government and federal agencies and other approved investments. Regulations currently in effect require the Bank to maintain liquid assets of not less than 4% of its net withdrawable accounts plus short-term borrowings. The Bank has generally maintained liquidity in excess of required levels. The Bank's regulatory liquidity was 53.27% at September 30, 1999 and 31.35% at December 31, 1998.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

MARKET RISK

The Bank's financial performance is impacted by, among other factors, interest rate risk. Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Bank's Asset Liability Management Committee ("ALCO"), which includes senior management. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in the interest rate repricing GAP, the net portfolio values ("NPV") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Bank's balance sheet to minimize the impact of sudden and sustained changes in interest rates through GAP, NPV and net interest income scenarios. The Bank's exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and the ALCO. The principal objective of the ALCO is to maximize income within acceptable levels as established by the risk policy. The Board of Directors may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved limits. The Bank has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets and increase the effective maturities of certain liabilities, to reduce the exposure to interest rate fluctuations. These strategies include focusing its investment activities on short and medium-term securities, maintaining and increasing the transaction deposit accounts, as these accounts are considered to be relatively resistant to changes in interest rates and utilizing FHLB borrowings and deposit marketing programs to adjust the term or repricing of its liabilities. There were no significant changes for the nine months ended September 30, 1999 from the information presented in the annual report on Form 10-K for the year ended December 31, 1998.

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





                                         FMS FINANCIAL CORPORATION





Date: November 12, 1999                  /s/ Craig W. Yates
                                         ---------------------------------------
                                         Craig W. Yates
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Date: November 12, 1999                  /s/ Channing L. Smith
                                         ---------------------------------------
                                         Channing L. Smith
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)