Form 10-K405
period 1999-12-31
FMS FINANCIAL CORP
filed 2000-03-24
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   ----------------
Commission File Number: 0-17353

                            FMS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    New Jersey                                   22-2916440
-----------------------------------------------------      --------------------
     (State or other jurisdiction of incorporation              (I.R.S. Employer
      or organization)                                       Identification No.)

        3 Sunset Road, Burlington, New Jersey                      08016
-----------------------------------------------------      ---------------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (609) 386-2400
                                                     ----------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

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
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         Based on the closing sales price of $8.00 per share of the registrant's common stock on March 1, 2000, as reported on the Nasdaq National Market System the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $57.0 million.

         DOCUMENTS INCORPORATED BY REFERENCE

         1.   Portions of 1999 Annual Report to Stockholders (Parts II and IV)

         2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                     PART I

Forward-Looking Statements

         FMS Financial Corporation (the "Corporation" or "Registrant") may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-K and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the private securities litigation reform act of 1995.

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

Item 1.  Business
-------  --------

General

         FMS Financial Corporation, a New Jersey corporation, headquartered in Burlington, New Jersey, is the holding company for Farmers and Mechanics Bank (the "Bank"). The Corporation conducts no significant business or operations of its own other than holding all of the outstanding common stock of the Bank. As a result, references to the Corporation or Registrant generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Registrant principally operates through its twenty-six branch offices located throughout Burlington County, New Jersey. The Registrant is primarily engaged in the business of attracting deposits from the general public and originating loans which are secured by residential real estate. To a lesser extent, the Registrant also originates consumer, commercial business loans and construction loans and invests in U.S. government securities and mortgage-related securities.

Competition

         The Registrant's primary market area consists of Burlington County, New Jersey, and is one of many financial institutions serving this market area. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Registrant's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

Analysis of Loan Portfolio

         The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                    December 31,
                          ----------------------------------------------------------------------------------------------------
                                1999                 1998               1997                1996                   1995
                          ----------------- ------------------ ------------------  -------------------   ---------------------
                          Carrying Percent   Carrying  Percent  Carrying   Percent  Carrying    Percent    Carrying    Percent
                           Value   of Total    Value  of Total    Value   of Total    Value    of Total      Value    of Total
                          -------  -------- --------- -------- ---------  -------- ---------   --------   ---------   --------
                                            (In thousands)
Mortgage loans:
  One-to-four family..... $236,912    77.82% $245,415    81.07% $253,001     82.43% $257,451      82.89%   $249,278      85.30%
  Commercial real estate.   52,544    17.26    45,938    15.18    42,974     14.00    39,177      12.61      34,721      11.88
  Commercial construction    3,935     1.29     2,609      .86     2,385       .78     4,395       1.42          --         --
  Construction...........      973      .32     1,390      .46     3,258      1.06     3,712       1.20       2,116        .73
                           -------   ------   -------   ------   -------     -----   -------      -----     -------     ------
     Total Mortgage Loans  294,364    96.69   295,352    97.57   301,618     98.27   304,735      98.12     286,115      97.91
                           -------   ------   -------   ------   -------     -----   -------      -----     -------     ------
Consumer and other loans:
  Consumer..............     3,274     1.08     3,237     1.07     3,609      1.17     4,015       1.29       4,337       1.48
  Commercial business...     6,790     2.23     4,121     1.36     1,712       .56     1,830        .59       1,779        .61
                           -------   ------   -------   ------     -----    ------     -----     ------     -------     ------
   Total consumer and
    other loans.........    10,064     3.31     7,358     2.43     5,321      1.73     5,845       1.88       6,116       2.09
                           -------   ------   -------   ------   -------    ------   -------     ------     -------     ------
     Total Loans........  $304,428   100.00% $302,710   100.00%  306,939    100.00%  310,580     100.00%    292,231     100.00%
                           =======   ======   =======   ======   =======    ======   =======     ======     ========    ======

         One-to-Four Family Loans. The Registrant's primary lending activity consists of the origination of one-to-four family residential mortgage loans ("residential loans") secured by the property in the Registrant's market area. The Registrant's residential loan portfolio also includes second mortgage loans and home equity loans (including home equity lines of credit loans). The Registrant generally originates mortgage loans with terms of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Typically, residential loans remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Registrant presently offers residential loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate indexed higher than the corresponding U.S. Treasury security index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and presently not to exceed a rate of 11.5% over the life of the loan. At December 31, 1999, adjustable-rate residential first mortgage loans amounted to $54.2 million or 17.81% of the total residential loan portfolio. These loans are generally not originated under terms, conditions and documentation which permit their sale in the secondary mortgage market to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA").

         Fixed-rate mortgage loans are generally underwritten according to FHLMC and FNMA guidelines. The Registrant periodically sells selected fixed-rate residential loans, without recourse, to provide additional funds for lending and to restructure the loan portfolio to improve interest rate risk. Generally, if the property is not owner-occupied, a higher rate of interest is charged on such loans. At December 31, 1999, $167.2 million, or 54.93%, of the total residential loan portfolio, consisted of long-term fixed-rate first mortgage loans, of which none were classified as held for sale.

         The Registrant's lending policies generally limit the maximum loan-to-value ratio on owner-occupied residential first mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. Mortgage loans on investment properties are made at loan-to-value ratios up to 70%. The loan-to-value ratio, maturity and other provisions of the loans made by the Registrant have generally reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Registrant. The Registrant requires fire and casualty insurance on all properties securing real estate loans and also performs title searches to ensure its lien position.

         The Registrant actively solicits and originates home equity loans and home equity lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 1999, the Registrant had home equity loans in the amount of $15.5 million, or 6.4%, of its residential loan portfolio and has also approved $21.8 million in home equity lines of credit, of which $8.2 million was outstanding.

         Commercial Real Estate Loans. Commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), in the Registrant's market area. Commercial real estate loans and multi-family residential loans have been made in amounts up to $3.8 million, with most of such loans ranging in size from $100,000 to $1.0 million. Loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust above the prime interest rate (generally 1% to 2%) or a specified treasury index or are balloon loans with fixed interest rates which mature in three to five years with principal amortization for a period of up to 25 years. At December 31, 1999, the Registrant's commercial real estate loan portfolio consisted of $48.8 million of commercial real estate and $3.7 million of multi-family loans.

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

         Construction Loans. The Registrant originates loans to finance the construction of one-to-four family dwellings and/or commercial real estate. Construction loans to builders are generally made only if the Registrant makes the permanent mortgage loan or if the builder has a contract for sale and the purchaser has received a permanent mortgage commitment. Interim construction loans to builders generally have terms of up to nine months and interest rates which adjust above the prime interest rate (generally 1% to 2%).

         Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Registrant may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Registrant may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Consumer Loans. Regulations permit federally chartered thrift institutions to make secured and unsecured consumer loans up to 35% of the institution's assets. The Registrant makes various types of secured and unsecured consumer loans including education loans, lines of credit, automobile loans (new and used) and loans secured by deposit accounts. Consumer loans generally have terms of six months to five years, some of which are at fixed rates and some of which have rates that adjust periodically.

         Consumer loans may entail greater risk than residential loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly. Repossessed collateral for a defaulted consumer loan may not be sufficient for repayment of the outstanding loan, and the remaining deficiency may not be collectible.

         Commercial Business Loans. Commercial business loans are underwritten on the basis of the borrower's ability to service such debt from income and are generally made to small and mid-sized companies located within the Registrant's primary lending area. Generally, the Registrant requires additional collateral of equipment, chattel or other assets before making a commercial business loan.

         Loan Commitments. The Registrant issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases, the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. Generally, the commitment requires acceptance within 15 days of the date of issuance. At December 31, 1999, the Registrant had $5.8 million of commitments to cover originations and $18.9 million in undisbursed funds on outstanding lines of credit. Management believes that virtually all of the Registrant's commitment will be funded.

Origination of Loans

         Commercial loan origination comes from a variety of sources, including the Registrant's existing customer base, referrals from real estate offices, accountants, financial advisers, attorneys, builders and walk in business as well as solicitations by the Registrant's business development officers. Residential mortgage loan customers are derived in a similar manner. Consumer loans are directly obtained through the Registrant's network of branch offices and advertising.

         All applications are processed in accordance with established policies of the Registrant, including the review of credit references, verification of information provided and, where real estate is involved, the review of an appraisal completed by an independent third party appraiser from a list of approved appraisers that the Registrant maintains.

         Loan approvals may be approved by loan officers up to their individually assigned lending limit, which are established and modified periodically to reflect the officer's expertise and experience. Certain officers have joint lending authorities that exceed their individual authorities. The Board of Directors approves loans above the individual and joint authorities of the officers. The Board reviews on an annual basis the loan approval authorities.

Non-Performing and Problems Assets

         When a loan is more than 30 days delinquent, the borrower will be contacted by mail or phone and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Registrant may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 90 days or more, the Registrant generally will initiate foreclosure proceedings.

         Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income by the establishment of a reserve on uncollected interest. Such interest, when ultimately collected, is credited to the income in the period received.

         Non-Performing Assets. The following table sets forth information regarding impaired loans, troubled debt restructured and real estate owned assets by the Registrant at the dates indicated.

                                                            At December 31,

                                                    1999         1998         1997         1996         1995
                                                 ---------    ---------    ---------    ---------    ----------
                                                                    (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One-to-four family..........................     $1,386       $1,733       $2,394       $2,413        $2,502
  Commercial real estate......................      1,510        1,205        1,163        1,663         1,604
  Consumer and other..........................        237          282           80           15             6
                                                    -----        -----        -----        -----         -----
    Total mortgage non-accrual loans..........     $3,133       $3,220       $3,637       $4,091        $4,112
                                                    -----        -----        -----        -----         -----

Other non-accrual loans.......................         --           --           --           --         $ 354
Troubled debt restructuring...................      $ 462         $477         $684       $  560(1)        634(1)
Real estate owned, net........................        449          168          446          622           669
Other non-performing assets...................         88          644          644        1,228         1,228
                                                    -----        -----        -----        -----         -----
Total non-performing assets...................     $4,132       $4,509       $5,411       $6,501        $6,997
                                                    =====        =====        =====        =====         =====

Total non-accrual loans to net loans..........       1.05%        1.08%        1.20%        1.33%         1.43%
                                                     ====         ====         ====         ====          ====
Total non-accrual loans to total assets.......        .41%         .47%         .58%         .76%         0.82%
                                                     ====         ====         ====         ====          ====
Total non-performing assets to total assets...        .53%         .65%         .86%        1.20%         1.39%
                                                     ====         ====         ====         ====          ====

--------------------
(1) Loans restructured prior to SFAS Nos. 114 and 118 effective date and performing in accordance with the terms of the restructuring agreement.

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

         Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

         The following table sets forth the Registrant's classified assets in accordance with its classification system.

                                         At
                                      December 31,
                                         1999
                                   ---------------
                                     (In thousands)

Special mention..............          $3,148
Substandard..................           3,968
Doubtful.....................              25
Loss.........................              --
                                        -----
     Total                             $7,141
                                        =====

         Allowances for Loan Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Registrant's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth an analysis of the Registrant's allowance for loan losses for the periods indicated.

                                                                    For the Year Ended December 31,
                                                  --------------------------------------------------------------------
                                                   1999          1998            1997           1996           1995
                                                  -------       ------         --------       -------        ---------
                                                                     (Dollars in Thousands)

Balance at beginning of period..............       $3,342       $3,138         $2,782         $2,767         $2,622
Loans charged-off:
  One-to-four family........................          (77)         (37)            (8)          (114)           (13)
  Commercial real estate....................           --           --             --             --             --
  Construction..............................         (128)          --             --             --             --
  Consumer..................................           --           (1)           (40)            (1)            (6)
  Commercial business.......................          (28)          --             (1)            --             --
                                                    -----        -----          -----           ----          -----
    Total charge-offs.......................         (233)         (38)           (49)          (115)           (19)
Recoveries..................................           78            2              5             10             44
                                                    -----        -----          -----          -----          -----
Net loans charged-off.......................         (155)         (36)           (44)          (105)            25
                                                    -----        -----          -----          -----          -----
Provision for possible loan losses..........          654          240            400            120            120
                                                    -----        -----          -----          -----          -----
Balance at end of period....................       $3,841       $3,342         $3,138         $2,782         $2,767
                                                    =====        =====          =====          =====          =====
Ratio of net charge-offs to average loans
  outstanding during the period.............         .051%        .012%          .014%          .035%         (.009%)
                                                     ====         ====           ====           ====           =====

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

                                                                               At December 31,
                                ----------------------------------------------------------------------------------------------------
                                       1999                1998                     1997                  1996          1995
                                ------------------  -------------------    -----------------   ------------------ ------------------
                                        Percent of            Percent of          Percent of          Percent          Percent of
                                         Loans to              Loans to            Loans to          of Loans to        Loans to
                                Amount Total Loans   Amount  Total Loans   Amount Total Loans  Amount Total Loans Amount Total Loans
                                ------ -----------   ------  -----------   ------ -----------  ------ ----------- ----- ------------
                                                                          (Dollars in Thousands)
Loans:
  One-to-four family.........   $2,506     77.82%   $1,929       81.11%    $2,016    82.43%    $1,716   82.89%   $1,718    85.30%
  Commercial real estate.....    1,063     17.26     1,232       15.14        954    14.00        877   12.61       819    11.88
  Commercial construction....       39      1.29        26         .86         24      .78         44    1.42        --       --
  Construction...............       10       .32        14         .46         32     1.06         37    1.20        21      .73
  Consumer and other.........       65      1.08        65        1.07         62     1.17         76    1.29        68     1.48
  Commercial business........      158      2.23        76        1.36         50      .56         32     .59       141      .61
                                 -----    ------     -----      ------      -----   ------      -----  ------     -----   ------
      Total allowance for loan  $3,841    100.00%   $3,342      100.00%    $3,138   100.00%    $2,782  100.00%   $2,767   100.00%
                                 =====    ======     =====      ======      =====   ======      =====  ======     =====   ======


Investment Activities

         The Registrant is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available for sale. Debt securities acquired with the intent and ability to hold to maturity are classified as held to maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available for sale to serve principally as a source of liquidity.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 1999, Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $341.7 million and $49.3 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 1999, the Registrant's securities available for sale had an amortized cost of $51.1 million and market value of $49.3 million (unrealized loss of $1.8 million, net of deferred income taxes). The changes in market value in the Registrant's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Corporation's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At December 31, 1999, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass-through certificates market.

         The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GNMA, FNMA, FHLMC, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk
associated  with   conventional   mortgage-backed   securities   resulting  from
unexpected prepayment activity. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         The following table sets forth the carrying value of the Registrant's investment securities held to maturity, securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.

                                                         At December 31,
                                                   ---------------------------
                                                   1999       1998        1997
                                                   ----       ----        ----
Investment securities held to maturity:                     (In Thousands)
  U.S. government and agency securities........  $170,611  $ 78,292    $ 79,347
  Reverse repurchase agreements................        --        --      30,185
  Municipal bonds..............................     1,509     3,824       2,802
  U.S. treasuries..............................        --        --          15
  CMO's........................................    48,187    47,302          --
 Mortgage-backed securities....................   121,424    90,593      92,021
Investment securities available for sale:
  U.S. government and agency securities........     9,725    18,501       7,871
  CMO's........................................    36,817    91,332      72,468
 Mortgage-backed securities....................     2,766        --          --
                                                  -------   -------     -------
      Total investment securities..............   391,039   329,844     284,709
 FHLB stock....................................     4,861     4,861       3,631
  Interest bearing deposits and overnight
    investments................................    25,786        --         827
                                                  -------   -------     -------
      Total investments........................  $421,686  $334,705    $289,167
                                                  =======   =======     =======

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Registrant's investment securities at December 31, 1999. The following table does not take into consideration the effects of scheduled repayments or the effects of possible repayments.

                                                                              Five to         More than              Total
                                   One Year or Less    One to Five Years      Ten Years       Ten Years      Investment Securities
                                -------------------    ----------------- ---------------- ----------------- ------------------------
                                  Carrying     Average Carrying Average  Carrying Average Carrying  Average Carrying Market  Average
                                    Value       Yield   Value    Yield    Value    Yield   Value     Yield   Value   Value    Yield
                                -----------    ------- ------  --------  ------- -------  --------  ------- -------- ------   ------
                                                                               (Dollars in Thousands)
Investment securities held to
maturity:
 U.S. government and
 agency obligations...............    $    --      --% $19,140    6.45% $100,274    6.63% $51,197   7.58%  $170,611 $161,851   6.89%
 Municipal bonds..................      1,279    3.88       --      --        --      --      230   5.60      1,509    1,510   4.14
 CMO's............................         --      --       --      --     3,641    6.55   44,546   6.68     48,187   46,481   6.65
 Mortgage-backed securities               644    6.35    1,887    7.62    10,633    9.90  108,260   6.77    121,424  119,815   7.05
Investment securities available for sale:
 U.S. government and
   agency obligations.............         --      --    5,088    6.06     2,815    6.57    1,822   6.94      9,725    9,725   6.38
 CMO's............................         --      --      483    6.64     4,672    6.30   31,662   6.73     36,817   36,817   6.68
 Mortgage-backed securities.......         --      --       --      --        --      --    2,766   7.50      2,766    2,766   7.50
 FHLB stock.......................         --      --       --      --        --      --    4,861   6.85      4,861    4,861   6.85
 Interest-bearing deposits
and overnight investments.........     25,786    5.70       --      --        --      --       --     --     25,786   25,786   5.70
                                       ------           ------           -------          -------           -------  -------
   Total..........................    $27,709    5.63% $26,598    6.46% $122,035    6.90%$245,344   6.93%  $421,686 $409,612   6.80%
                                       ======    ====   ======   =====   =======    ====  =======   ====    =======  =======   ====

Sources of Funds

         General. Deposits are the major external source of the Registrant's funds for lending and other investment purposes. Funds are derived from amortization and prepayment of loans and, to a lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Deposits are attracted from within the Registrant's primary market area of Burlington County, New Jersey, through the offering of a broad selection of deposit instruments including regular checking accounts, non-interest checking accounts, money market accounts, regular passbook accounts, certificates of deposit and IRA accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Registrant regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Registrant's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Registrant does not have any brokered deposits and has no present intention to accept or solicit such deposits.

         Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1999.

Maturity Period of Deposits        Certificates of
---------------------------        ---------------
                                       Deposit
                                       -------
                                   (In Thousands)

Three months or less .......          $20,719
Three through six months....            4,692
Six through twelve months...            6,894
Over twelve months .........            6,073
                                       ------
     Total .................          $38,378
                                       ======

         Deposit Rate. The following table sets forth the distribution of the Registrant's average balance of deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                               At December 31,
                                        ----------------------------------------------------------------------------------------
                                                     1999                          1998                         1997
                                        -----------------------------   ---------------------------   --------------------------
                                                              Weighted                      Weighted                     Weighted
                                                  Percent of  Average            Percent of  Average         Percent of  Average
                                        Average      Total     Nominal  Average    Total    Nominal  Average   Total     Nominal
                                        Balance    Deposits     Rate    Balance  Deposits     Rate   Balance  Deposits    Rate
                                        -------    --------   --------  -------  --------   -------  -------- --------   -------
                                                                          (Dollars In Thousands)

Passbook and regular savings ..........  $ 95,370     16.82%   2.43%  $ 84,480    16.31%   2.53%  $ 73,802     15.6%      2.56%
Checking accounts .....................   162,484     28.66    1.25    128,259    24.76     .99     89,418     18.8        .92
Money market deposit accounts .........    65,964     11.63    2.76     62,099    11.99    2.64     59,797     12.6       2.72
Certificates of deposit ...............   234,367     41.33    4.92    234,471    45.26    5.35    243,381     51.3       5.32
Surrogate statement ...................     8,816      1.56    5.33      8,714     1.68    5.80      7,860      1.7       5.80
                                         --------    ------    ----    -------   ------    ----    -------   ------       ----
  Total Deposits ......................  $567,001    100.00%   3.20%  $518,023   100.00%   3.49%  $474,258   100.00%      3.74%
                                         ========    ======    ====    =======   ======    ====    =======   ======       ====



Personnel

         As of December 31, 1999 the Registrant had 261 full-time employees and 172 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

Regulation

         Set forth below is a brief description of certain laws which related to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Legislation

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which will, effective March 11, 2000, permit qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         Despite its sweeping reform of the nation's banking industry, however, the Act will have few direct effects on the operations or powers of most savings associations or savings and loan holding companies. The Act terminates the "unitary thrift holding company exemption on a prospective basis and generally prohibits new savings and loan holding companies from engaging in nonfinancial activities or affiliating with a nonfinancial entity. However, as a grandfathered unitary thrift holding company, the Corporation will retain its authority to engage in nonfinancial activities.

         The Act also imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties. The Act requires the federal financial regulators to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

Regulation of the Corporation

         General. The Corporation is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Corporation is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Corporation and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Corporation.

         As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Corporation is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Corporation were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Corporation were in the future to sell control of the Bank to any other company, such company would not succeed to the Corporation's grandfathered status under the Act and would be subject to the same business activity restrictions.
See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

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

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statute, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At December 31, 1999, the Bank was in compliance with its QTL requirement, with 80.49% of its assets invested in Qualified Thrift Investments.

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

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1999, the Bank's liquid asset ratio was 54.02%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Properties
-------------------

         The Registrant conducts its business through its two administrative offices located in Burlington, New Jersey and its 26 branch locations in Burlington County, New Jersey. All of the Registrant's office and branch facilities are owned by the Registrant, except for two branch office locations in Lumberton and Medford, New Jersey. Management of the Registrant considers the physical condition of each of the Registrant's administrative and branch offices to be good and adequate for the conduct of the Registrant's business.

Item 3.  Legal Proceedings
--------------------------

         The Registrant is periodically involved as a plaintiff or defendant in various legal actions, such as actions to enforce liens, condemnation proceedings on properties in which the Registrant holds mortgage interests, matters involving the making and servicing of mortgage loans and other matters incident to the

Registrant's business. In the opinion of management, none of these actions individually or in the aggregate is believed to be material to the financial condition or results of operations of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

         The information contained under the section captioned "Stock Market Information" in the Corporation's 1999 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data
-----------------------------------------------------

         The Registrant's financial statements listed in Item 14 herein are incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominee for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and "- Biographical Information" in the 2000 Proxy Statement are incorporated herein by reference.


Executive Officers of the Corporation Who Are Not Directors

Name and Title                          Age as of December 31, 1999
--------------                          ---------------------------

Channing L. Smith                                    56
Vice President and
Chief Financial Officer

James E. Igo                                         43
Senior Vice President and
Chief Lending Officer

Thomas M. Topley                                     39
Senior Vice President and
Corporate Secretary


       Channing L. Smith has served as Vice President and Chief Financial Officer of the Corporation and the Bank since October 1994. In this capacity, he is responsible for the management of the accounting, treasury, and investments of the Corporation and the Bank. From April 1994 to October 1994, Mr. Smith served as controller of the Corporation and the Bank.

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

Item 11.  Executive Compensation
---------------------------------

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

                                     Part IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1. The consolidated statements of financial condition of FMS Financial Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1999, together with the related notes and the independent auditors' report of PricewaterhouseCoopers, LLP, independent accountants.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

          The  following Exhibits are filed as part of this report:

               3.1  Certificate of Incorporation*
               3.2  Bylaws*
               4    Agreement  to  furnish  copy  to  Securities   and  Exchange
                    Commission  upon request of  Indenture  dated July 28, 1994,
                    relating  to  10%   Subordinated   Debentures  due  2004  in
                    aggregate principal amount of $10 million**
               10.1 Stock Option and Incentive Plan***
               13   Portions of the 1999 Annual Report to Stockholders
               21   Subsidiaries of the Registrant
               23   Consent of Independent Accountants
               27   Financial Data Schedule (electronic filing only)

          -----------------------------
          *    Incorporate   by   reference   to  the   Registrant's   Form  S-1
               Registration Statement No. 33-24340.
          ** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

          ***  Incorporated   by   reference  to  the   Registrant's   Form  S-8
               Registration Statement No. 33-24340.

     (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 24, 2000.



                                             FMS FINANCIAL CORPORATION

                                             /s/Craig W. Yates
                                       By:   -------------------------------
                                             Craig W. Yates, President and
                                             Chief Executive Officer
                                             (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2000, by the following persons on behalf of the registrant and in the capacities indicated.

/s/Charles B. Yates                     /s/Craig W. Yates
------------------------------          ---------------------------------------
Charles B. Yates                        Craig W. Yates
Chairman of the Board                   President, Chief Executive Officer and Director
                                       (Principal Executive Officer)


/s/George J. Barber                     /s/Channing L. Smith
------------------------------          --------------------------------------
George J. Barber, Director              Channing L. Smith
                                        Vice President and Chief Financial Officer
                                        (Principal Financial and Accounting Officer)

/s/Edward J. Staats                     /s/Wayne H. Page
------------------------------          --------------------------------------
Edward J. Staats, Jr., Director         Wayne H. Page, Director


/s/James C. Lignana
------------------------------          --------------------------------------
James C. Lignana, Director              Dominic W. Flamini, Director


/s/Vincent R. Farias                    /s/Ruppert A. Hall
------------------------------          --------------------------------------
Vincent R. Farias, Director             Ruppert A. Hall, Jr., Director


/s/Mary Wells
------------------------------
Mary Wells, Director