Form 10-Q
period 2000-03-31
FMS FINANCIAL CORP
filed 2000-05-11
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC 20549
                              --------------------

                             ----------------------


                                    FORM 10-Q

(Mark One)

  X               Quarterly report pursuant to section 13 or 15(d) of the
-----             Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2000

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

     As of May 5, 2000 there were issued and outstanding 7,063,026 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                                 MARCH 31, 2000
                                 --------------

                                TABLE OF CONTENTS
                                -----------------

                                                                       Page
                                                                       ----
PART I - Financial Information
------------------------------

    Item 1 - Financial Statements

       Consolidated Statements of Financial Condition as of
             March 31, 2000 (unaudited) and December 31, 1999............1

       Consolidated Statements of Income (unaudited)
             for the three months ended
             March 31, 2000 and March 31, 1999...........................2

       Consolidated Statements of Cash Flows (unaudited)
            for the three months ended March 31, 2000
            and March 31, 1999...........................................3

       Consolidated Statements of Changes in Stockholders' Equity
            for the three months ended March 31, 2000 (unaudited)........4

    Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............5 - 15

    Item 3 - Disclosure about Market Risk................................15

PART II - Other Information
---------------------------

    Item 1 - Legal Proceedings...........................................16

    Item 2 - Changes in Securities.......................................16

    Item 3 - Defaults Upon Senior Securities.............................16

    Item 4 - Submission of Matters to a Vote of Security Holders.........16

    Item 5 - Other Information...........................................16

    Item 6 - Exhibits and Reports on Form 8-K............................16

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-----------------------------------------------------------------------------------------
                                                       March 31, 2000   December 31, 1999
-----------------------------------------------------------------------------------------
                                                         (Unaudited)
ASSETS
-----------------------------------------------------------------------------------------
Cash and amounts due from depository institutions      $  20,970,552      $  20,489,516
  Interest-bearing deposits                                  133,308             82,493
  Short term funds                                        17,855,733         25,703,862
                                                       --------------     --------------
     Total cash and cash equivalents                      38,959,593         46,275,871
  Investment securities held to maturity                 251,114,313        220,307,242
  Investment securities available for sale                46,111,438         49,307,116
  Loans, net                                             297,196,979        299,694,517
  Mortgage-backed securities held to maturity            119,468,807        121,424,419
  Accrued interest receivable:
     Loans                                                 1,500,442          1,398,470
     Mortgage-backed securities                              844,877            836,699
     Investments                                           3,179,706          3,628,622
  Federal Home Loan Bank stock                             4,861,410          4,861,410
  Real estate held for development, net                       87,926             87,926
  Real estate owned,  net                                    531,541            448,541
  Office properties and equipment, net                    22,980,888         20,686,272
  Deferred income taxes                                    2,339,289          2,264,587
  Excess cost over fair value of net assets acquired          48,412             55,328
  Prepaid expenses and other assets                        1,109,425            959,819
  Subordinated debentures issue cost,  net                   249,428            263,765
                                                       --------------     --------------
TOTAL ASSETS                                           $ 790,584,474      $ 772,500,604
                                                       ==============     ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------

Liabilities:
  Deposits                                             $ 631,974,715      $ 603,892,117
  Securities sold under agreements to repurchase          80,000,000         90,000,000
  Advances from the Federal Home Loan Bank                16,337,031         16,337,031
  10% Subordinated debentures, due 2004                   10,000,000         10,000,000
  Advances by borrowers for taxes and insurance            2,242,859          2,204,704
  Accrued interest payable                                 1,213,029          1,437,348
  Dividends payable                                          211,888            215,519
  Other liabilities                                        2,564,215          2,316,882
                                                       --------------     --------------
Total liabilities                                        744,543,737        726,403,601
                                                       --------------     --------------
Commitments and contingencies
Stockholders' Equity:
  Preferred stock - $.10 par value 5,000,000 shares
     authorized;  none issued
  Common stock - $.10 par value 10,000,000 shares
     authorized; shares issued 7,897,791 and
     7,897,791 and shares outstanding 7,062,926
     and 7,183,978 as of March 31, 2000 and
     December 31, 1999, respectively                         789,779            789,779
  Paid-in capital in excess of par                         8,217,535          8,217,535
  Accumulated comprehensive loss - net of deferred
     income taxes                                         (1,263,768)        (1,167,810)
  Retained earnings                                       43,222,256         42,108,955
  Less:  Treasury stock (834,865 and 713,813 shares,
     at cost, as of March 31, 2000 and December 31,
     1999, respectively)                                  (4,925,065)        (3,851,456)
                                                       --------------     --------------
Total stockholders' equity                                46,040,737         46,097,003
                                                       --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 790,584,474      $ 772,500,604
                                                       ==============     ==============

See notes to consolidated financial statements

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                                                    Three Months ended
                                                         March 31,
                                            ------------------------------------
                                                2000                   1999
--------------------------------------------------------------------------------
INTEREST  INCOME:                                        (Unaudited)
Interest income on:
   Loans                                  $     5,755,540       $     5,659,643
   Mortgage-backed securities                   2,043,851             1,496,043
   Investments                                  4,977,229             3,997,879
                                            --------------      ----------------
Total interest income                          12,776,620            11,153,565
                                            --------------      ----------------
INTEREST EXPENSE:
Interest expense on:
   Deposits                                     4,941,263             4,333,906
   Subordinated debentures                        264,337               264,337
   Borrowings                                   1,410,220             1,359,622
                                            --------------      ----------------
Total interest expense                          6,615,820             5,957,865
                                            --------------      ----------------
NET INTEREST INCOME                             6,160,800             5,195,700
PROVISION FOR LOAN LOSSES                          60,000                60,000
                                            --------------      ----------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               6,100,800             5,135,700
                                            --------------      ----------------
OTHER INCOME (EXPENSE):
   Loan service charges and other fees             35,744                33,145
   Gain on sale of loans                              258                   113
   Loss on disposal of fixed assets                  (122)                    0
   Real estate owned operations, net               13,201                (6,965)
   Service charges on accounts                    616,582               572,508
   Other income                                    49,037                52,402
                                            --------------      ----------------
Total other income                                714,700               651,203
                                            --------------      ----------------
OPERATING EXPENSES:
   Salaries and employee benefits               2,809,787             2,419,921
   Occupancy and equipment                        973,123               884,126
   Purchased services                             428,945               366,996
   Federal deposit insurance premiums              30,128                75,388
   Professional fees                              117,723                78,611
   Advertising                                     55,869                48,448
   Other                                          333,881               364,415
                                            --------------      ----------------
Total operating expenses                        4,749,456             4,237,905
                                            --------------      ----------------
INCOME BEFORE INCOME TAXES                      2,066,044             1,548,998

INCOME TAXES:
  Current                                         761,626               469,997
  Deferred                                        (20,771)               92,371
                                            --------------      ----------------
Total income taxes                                740,855               562,368

NET INCOME                                $     1,325,189       $       986,630
                                            ==============      ================
BASIC EARNINGS PER COMMON SHARE           $          0.19       $          0.14
                                            ==============      ================
DILUTED EARNINGS PER COMMON SHARE         $          0.18       $          0.13
                                            ==============      ================
Weighted average common shares
  outstanding                                   7,150,644             7,231,767
Potential dilutive effect of the
 exercise of stock options                         76,853                82,409
                                            --------------      ----------------
Adjusted weighted average
  common shares outstanding                     7,227,497             7,314,176
                                            ==============      ================

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months ended
                                                                                  March 31
                                                                       -------------------------------
                                                                            2000           1999
------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
OPERATING ACTIVITIES:
Net income                                                             $  1,325,189    $    986,630
Adjustments to reconcile net income to net
   cash provided by operating activities:
Provision for loan losses                                                    60,000          60,000
Depreciation and amortization                                               487,432         638,767
Realized (gains) and losses on:
     Sale of loans and loans held for sale                                     (258)            (13)
     Disposal and sale of fixed assets                                          525          11,756
     Sale of real estate owned                                              (26,633)              0
Decrease in accrued interest receivable                                     338,766         288,596
(Increase) Decrease in prepaid expenses and other assets                   (149,606)        150,360
Decrease in accrued interest payable                                       (224,319)       (238,629)
Increase (Decrease) in other liabilities                                    247,333        (133,080)
Deferred income taxes                                                       (20,772)         16,556
                                                                       ------------    ------------
     Net cash provided by operating activities                            2,037,657       1,780,943
                                                                       ------------    ------------
INVESTING ACTIVITIES:
Proceeds from sale of:
     Education loans                                                         74,614             126
     Real estate owned                                                      157,633               0
Principal collected and proceeds from maturities of investment
  securities held to maturity                                             1,176,300      21,961,317
Proceeds from maturities of investment securities available for sale      3,041,603      31,033,583
Principal collected on mortgage-backed securities held to maturity        5,148,569       7,684,565
Principal collected on loans, net                                        14,389,009      14,310,843
Loans originated or acquired                                            (12,239,936)    (13,231,290)
Purchase of investment securities and mortgage-backed
  securities held to maturity                                           (35,246,579)    (49,165,133)
Purchase of investment securities and mortgage-backed
  securities available for sale                                                   0      (1,000,000)
Purchase of office property and equipment                                (2,686,773)       (781,478)
                                                                       ------------    ------------
     Net cash (used) provided by investing activities                   (26,185,560)     10,812,533
                                                                       ------------    ------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                     13,812,961       5,656,165
Net increase in time deposits                                            14,269,637       3,938,363
Net decrease in FHLB advances                                                     0         (31,290)
Proceeds from securities sold under agreements to repurchase            (10,000,000)              0
Increase in advances from borrowers for taxes and insurance                  38,155          40,708
Purchase of treasury stock                                               (1,073,609)       (208,010)
Dividends paid on common stock                                             (215,519)       (216,953)
                                                                       ------------    ------------
     Net cash provided by financing activities                           16,831,625       9,178,983
                                                                       ------------    ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (7,316,278)     21,772,459
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           46,275,871      29,896,391
                                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 38,959,593    $ 51,668,850
                                                                       ============    ============
Supplemental Disclosures:
     Cash paid for:
        Interest on deposits, advances, and other borrowings           $  6,840,139    $  6,196,494
        Income taxes                                                        159,143         425,238
     Non-cash investing and financing activities:
        Dividends declared and not paid at quarter end                      211,888         216,953
        Non-monetary transfers from loans to real estate acquired
        through foreclosure                                                 214,000               0

See notes to consolidated financial statements

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated                                  Total
                                Common shares     Common     Paid-in     comprehensive    Retained     Treasury    Stockholders'
                                 outstanding      stock      capital         income       earnings       stock        Equity
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1999      7,183,978     $789,779   $8,217,535   $ (1,167,810)  $42,108,955  $(3,851,456)   $46,097,003
Net Income                                                                                1,325,189                   1,325,189
Other comprehensive income
  Unrealized loss on securities
    available for sale                                                        (95,958)                                  (95,958)
                                                                                                                    ------------
Total comprehensive income                                                                                            1,229,231
                                                                                                                    ------------
Dividends declared                                                                         (211,888)                   (211,888)
Purchase of common stock            (121,052)                                                         (1,073,609)    (1,073,609)

--------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2000         7,062,926     $789,779   $8,217,535   $ (1,263,768)  $43,222,256  $(4,925,065)   $46,040,737
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Corporation's control). The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; year 2000 issues and the success of the Corporation at managing the risks involved in the foregoing.

The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's annual report on FORM 10-K for the year ended December 31, 1999. The consolidated financial statements include the Corporation's sole subsidiary, Farmers & Mechanics Bank ("the Bank").

FINANCIAL CONDITION -

Total Assets - at March 31, 2000 were $790.6 million as compared with total assets at December 31, 1999 of $772.5 million.

Investment Securities Held to Maturity - increased $30.8 million to $251.1 million at March 31, 2000 from $220.3 million at December 31, 1999 primarily due to the net purchase of $30.0 million of reverse repurchase agreements and $2.0 million in U.S. Agency notes, partially offset by $1.2 million in CMO paydowns during the three months ended March 31, 2000. Investment securities held to maturity at March 31, 2000 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 2000 and December 31, 1999 follows:

                                                March 31, 2000                                    December 31, 1999
                       -----------------------------------------------------------------  ----------------------------------
                                              Gross          Gross         Estimated                           Estimated
                           Amortized       Unrealized      Unrealized        Market           Amortized          Market
                              Cost            Gains          Losses          Value               Cost            Value
                       -----------------------------------------------------------------  ----------------------------------
U. S. Gov't Agencies   $172,612,764      $       0     $  (8,374,429)   $ 164,238,335      $ 170,610,811      $ 161,851,452
CMOs                     46,992,238              0        (1,919,718)      45,072,520         48,187,121         46,481,467
Reverse Repurchase       30,000,000              0                 0       30,000,000                  0                  0
Municipal bonds           1,509,311          2,268                 0        1,511,579          1,509,310          1,509,954
                        --------------------------------------------------------------     ---------------------------------

Total                  $251,114,313      $   2,268     $  (10,294,147)  $ 240,822,434      $ 220,307,242      $ 209,842,873
                       ===============================================================     =================================


Investment Securities Available for Sale - decreased $3.2 million to $46.1 million at March 31, 2000 from $49.3 million at December 31, 1999 as a result of $3.0 million of principal paydowns on CMOs during the three months ended March 31, 2000. Investment securities available for sale consisted of $42.4 million in fixed rate securities and $3.7 million in adjustable rate securities at March 31, 2000. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 2000 and December 31, 1999 follows:

                                            March 31, 2000                                  December 31, 1999
                      -----------------------------------------------------------  -------------------------------
                                         Gross          Gross        Estimated                        Estimated
                         Amortized     Unrealized    Unrealized       Market          Amortized        Market
                            Cost         Gains         Losses          Value             Cost           Value
                      -----------------------------------------------------------  -------------------------------
U. S. Gov't Agencies  $   10,292,101 $          0 $    (511,084) $     9,781,017   $   10,291,646 $     9,725,031
CMOs                      35,063,413       11,201    (1,409,223)      33,665,391       38,024,766      36,816,550
MBSs                       2,732,240            0       (67,210)       2,665,030        2,817,131       2,765,535
                      -----------------------------------------------------------  -------------------------------
Total                 $   48,087,754 $     11,201 $  (1,987,517) $    46,111,438   $   51,133,543 $    49,307,116
                      ===========================================================  ===============================


Loans,  net - decreased  $2.5  million to $297.2  million at March 31, 2000 from
$299.7 million at December 31, 1999. This decrease was the result of approximately $14.4 million of principal collected on loans, partially offset by $12.2 million of loans originated during the three months ended March 31, 2000. The following table shows loans receivable by major categories at the dates indicated.

                                        March 31,        December 31,
                                           2000              1999
                                   -------------------------------------

Mortgage loans (1-4  dwelling)      $    234,585,317  $     236,912,182
Construction loans                           251,355            972,533
Commercial construction                    3,975,726          3,934,937
Consumer loans                             3,160,182          3,273,792
Commercial real estate                    53,218,751         52,543,711
Commercial business                        6,646,852          6,790,348
                                   -------------------------------------
Subtotal                                 301,838,183        304,427,503
                                   -------------------------------------
Less:
    Deferred loan fees                       838,506            892,019
    Allowance for possible
     loan losses                           3,802,698          3,840,967
                                   -------------------------------------
Net Loans Receivable                $    297,196,979  $     299,694,517
                                   =====================================

At March 31, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.2 million of which $1.1 million related to loans that were individually measured for impairment with a valuation allowance of $425 thousand and $2.1 million of loans that were collectively measured for impairment with a valuation allowance of $75 thousand. For the three months ended March 31, 2000, the average recorded investment in impaired loans was approximately $3.2 million. The Bank recognized $33 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $3.8 million in total reserves for possible loan losses at March 31, 2000, representing approximately 119% of non-accrual loans and 1.26% of total loans.

As of March 31, 2000 the Bank had outstanding loan commitments of $5.7 million, of which $2.8 million represented variable rate loans and $2.9 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and if necessary the sale of investment securities available for sale.

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.


Non-Performing Assets:
                                                       March 31,    December 31,
                                                         2000           1999
--------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
     One-to-four family                                  $1,257         $1,386
     Commercial real estate                               1,895          1,510
     Consumer and other                                       1            237
                                                         ------         ------
         Total mortgage non-accrual loans                $3,153         $3,133
                                                         ------         ------
     Troubled debt restructuring                           $406           $462
     Real estate owned, net                                 532            449
     Other non-performing assets                             88             88
                                                         ------         ------
     Total non-performing assets                         $4,179         $4,132
                                                         ------         ------

     Total non-accrual loans to net loans                  1.06%          1.05%
                                                         ======         ======
     Total non-accrual loans to total assets               0.40%          0.41%
                                                         ======         ======
     Total non-performing assets to total assets           0.53%          0.53%
                                                         ======         ======

Mortgage-Backed Securities Held to Maturity - decreased $1.9 million to $119.5 million at March 31, 2000 from $121.4 million at December 31, 1999. The decrease is the result of principal paydowns of $5.1 million, partially offset by the purchase of $3.2 million FNMA adjustable rate securities. Mortgage-backed securities at March 31, 2000 consisted of $72.5 million in fixed rate securities and $47.0 million in adjustable rate securities. Mortgage-backed securities held to maturity at March 31, 2000 and December 31, 1999 are summarized below:


                              March 31, 2000                            December 31, 1999
        ---------------------------------------------------------  ----------------------------
                            Gross        Gross
           Amortized      Unrealized   Unrealized     Estimated      Amortized      Estimated
              Cost          Gains       Losses      Market Value       Cost        Market Value
        ---------------------------------------------------------  ----------------------------
GNMA    $ 36,734,283   $    208,682   $ (1,074,570) $ 35,868,395   $ 37,742,389    $ 36,940,635

FNMA      51,177,968        199,590     (1,210,945)   50,166,613     50,801,575      49,845,090

FHLMC     31,556,556        324,401       (132,438)   31,748,519     32,880,455      33,029,307
        --------------------------------------------------------   ----------------------------

Total   $119,468,807   $    732,673   $ (2,417,953) $117,783,527   $121,424,419    $119,815,032
        ========================================================   ============================

Office Properties and Equipment - increased $2.3 million to $23.0 million at March 31, 2000 from $20.7 million at December 31, 1999. The increase was due to the purchase of a 24,000 square foot building in Burlington, NJ, which is to be renovated into a new larger operations center and a bank branch. The Bank also purchased a bank building in Mount Laurel, NJ, which will be opened as a branch in May 2000.


Deposits - increased $28.1 million to $632.0 million at March 31, 2000 from $603.9 million at December 31, 1999 as a result of an increase in certificates of deposit of $14.3 million, non-interest bearing checking accounts of $12.4 million, savings accounts of $5.4 million, and money market accounts of $804 thousand partially offset by a decrease in checking accounts of $4.8 million. Non-interest checking accounts increased due to the promotions of "Free Personal" and "Free Business" checking accounts. Interest credited to depositors accounts for the three months ended March 31, 2000 amounted to $4.9 million. The following tables set forth certain information concerning deposits at the dates indicated.

                                       March 31, 2000                    December 31, 1999
                           -------------------------------------------------------------------------
                                          Percent    Weighted                  Percent    Weighted
                                          of Total   Average                   of Total    Average
                               Amount     Deposits     Rate         Amount     Deposits     Rate
                           -------------------------------------------------------------------------
Non-interest checking       $94,940,821   15.02%      0.00%      $ 82,504,184    13.66%     0.00%
Checking accounts           101,740,105   16.10%      2.88%       106,541,028    17.64%     2.26%
Savings accounts            112,580,406   17.81%      2.68%       107,207,225    17.75%     2.67%
Money market accounts        66,387,770   10.50%      2.74%        65,583,704    10.86%     2.76%
Certificates                256,325,613   40.57%      4.92%       242,055,976    40.09%     4.92%
                       -----------------------------------------------------------------------------
   Total Deposits          $631,974,715  100.00%      3.27%      $603,892,117   100.00%     3.20%
                       =============================================================================





Borrowings - at March 31, 2000 amounted to $106.3 million. Borrowings consisted of $10.0 million of 10% Subordinated Debentures, $80.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.57% and $16.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.0%. At December 31, 1999 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $90.0 million securities sold under agreements to repurchase with a weighted average rate of 5.62% and $16.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.00%.

RESULTS OF OPERATIONS -

General

The earnings of the Corporation depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits including non-interest checking accounts and borrowings. Net interest income is a function of the interest rate spread, which is the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as
well  as  the  average  balance  of  interest-earning   assets  as  compared  to
interest-bearing liabilities. Net income is also affected by non-interest income, such as gains (losses) on the sale of loans and investments, provision for loan losses and real estate owned, service charges and other fees, and operating expenses: such as salaries and employee benefits, deposit insurance premiums, depreciation, occupancy and equipment expense and purchased services expense.

The Corporation recorded net income for the three months ended March 31, 2000 of $1.3 million, or $.18 diluted earnings per share as compared to $987 thousand, or $.13 diluted earnings per share for the comparable period in 1999.

Interest Rate Spread

The Bank's interest income is affected by the difference or "interest rate spread" between yields received by the Bank on its interest-earning assets and the interest rates paid by the Bank on its interest-bearing liabilities including non-interest checking accounts. Net interest income is affected by (i) the spread between the yield earned on interest-earning assets and the interest rates paid on interest-bearing savings deposits including non-interest checking accounts and borrowings (liabilities) and (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities. The Bank's interest rate spread varies over time because money fund accounts and other flexible rate accounts have become significant sources of savings deposits. Income from investment securities and mortgage-backed securities depends upon the amount invested during the period and the yields earned on such securities. The yield on loans receivable changes principally as a result of existing mortgage loan repayments, adjustable rate loan adjustments, sales and the interest rates and volume of new mortgage loans.

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                        Year-to-Date-Ended March 31,
                                 ---------------------------------------------------------------------------
                                                2000                                    1999
                                 -----------------------------------    ------------------------------------
                                  Average                  Average        Average                  Average
                                  Balance     Interest   Yield/Rate       Balance    Interest    Yield/Rate
                                 ---------   ----------  -----------    ---------   ------------  ----------
                                                           (Dollars in Thousands)
Interest-earning assets:
     Loans receivable             $302,777   $  5,756       7.60%        $300,466    $  5,659       7.53%
     Mortgage-backed securities    122,551      2,044       6.67%          86,147       1,496       6.95%
     Investment securities         305,142      4,977       6.52%         257,112       3,998       6.22%
                                  --------   --------     -------        --------    --------     -------
Total interest-earning
        assets                     730,470     12,777       7.00%         643,725      11,153       6.93%
                                  --------   --------     -------        --------    --------     -------
Interest-bearing liabilities:
     Deposits                      605,920      4,941       3.26%         534,038       4,334       3.25%
     Borrowings                     99,678      1,410       5.66%          96,572       1,360       5.63%
     Subordinated debentures        10,000        264      10.56%          10,000         264      10.56%
                                  --------   --------     -------        --------    --------     -------
Total interest-bearing
        liabilities               $715,598      6,615       3.70%        $640,610       5,958       3.72%
                                  ========   ========     =======        ========    ========     =======
Net interest income                          $  6,162                                $  5,195
                                             =========                               ========
Interest rate spread                                        3.30%                                   3.21%
                                                          =======                                 =======
Net yield on average
  interest-earning assets                                   3.37%                                   3.23%
                                                          =======                                 =======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                            102.08%                                 100.49%
                                                          =======                                 =======

Rate/Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate, (ii) changes in volume and (iii) total changes in rate and volume (the combined effect of changes in both volume and rate, not separately identified, has been allocated to rate). Due to the fact that average balances on loans include non-performing loans which reduce the computed yield, a higher level of non-performing loans affects both the changes due to volume and rate.

                                               Three Months Ended
                                                     March 31,
                                               2000 compared to 1999
                                        ----------------------------------
                                            Increase (Decrease) due to:
                                           Rate         Total      Volume
                                        ----------------------------------
                                                 (In Thousands)
Interest income:
  Loans receivable                      $    53        $   44      $   97
  Mortgage-backed securities                (84)          632         548
  Investment securities                     232           747         979
                                        ----------------------------------

   Total change - interest income           201         1,423       1,624
                                        ----------------------------------
Interest expense:
  Deposits                                   24           583         607
  Borrowings                                  6            44          50
  Subordinated debentures                     0             0           0
                                        ----------------------------------

   Total change - interest expense           30           627         657
                                        ----------------------------------

Net change in net interest income       $   171        $  796      $  967
                                        ==================================

Net Interest Income - the increase in net interest income for the three months ended March 31, 2000 totaled $967 thousand was primarily due to an increase in interest income of $1.6 million, partially offset by an increase in interest expense of $657 thousand.

The increase in interest income was primarily the result of an increase in investment securities interest income of $979 thousand. The average balance of investment securities increased $48.0 million to $305.1 million for the three months ended March 31, 2000 from $257.1 million for the same period in 1999, which resulted in a volume increase of $747 thousand. The average yield of the investment portfolio increased 30 basis points to 6.52% for the quarter ended March 31, 2000 from 6.22% for the same period in 1999, which resulted in an interest income increase of $232 thousand due to rate changes. The increase in average balance during these periods was primarily due to $74.7 million of purchases of U.S. Agency Notes, partially offset by $32.8 million of CMO principal paydowns.

The average balance of the MBSs increased $36.5 million to $122.6 million for the three months ended March 31, 2000 from $86.1 million for the same period in 1999, which resulted in a volume increase in interest income of $632 thousand, partially offset by a decrease in the average yield of 28 basis point to 6.67% for the three months ended March 31, 2000 from 6.95% during the same period in 1999, which resulted in a $84 thousand decrease in interest income from lower rates. The increase in the average volume during these periods was primarily due to $49.5 million of purchase of mortgage backed securities, partially offset by principal paydowns of $23.9 million.

The increase in interest expense was primarily the result of an increase in interest expense on deposits of $607 thousand. The average balance of deposits increased $71.9 million, which resulted in a volume increase in interest expense of $583 thousand for the three months ended March 31, 2000 compared to the same period in 1999. The weighted average rates paid on deposits increased 1 basis point to 3.26% for the three months ended March 31, 2000 from 3.25% for the same period in 1999, which resulted in an increase in interest expense of $24 thousand.

Provision for Loan Losses - for the first quarter of 2000 remained constant at $60 thousand. At March 31, 2000 the allowance for possible loan losses amounted to $3.8 million compared to $3.4 million at March 31, 1999. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. The Corporation will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as economic conditions dictate. Management continues to offer a wider variety of loan products coupled with the continued change in the mix of the products offered in the loan portfolio from lower yielding loans (i.e., one to four family loans) to higher yielding loans (i.e., commercial real estate mortgage, commercial construction, consumer, and commercial business) which have a higher degree of risk than one to four family loans. Although the Corporation maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Operating Expenses - for the first quarter of 2000 totaled $4.7 million, as compared to $4.2 million for the same period in 1999.

Salaries and Employee Benefits - for the first quarter of 2000 were $2.8 million, as compared to $2.4 million for the same period in 1999. The increase was due to additional staff in three new branches opened since the first quarter of 1999. Average full time equivalent employees at March 31, 2000 were 413 as compared to 378 at March 31, 1999.

Occupancy  and  Equipment  - for the  first  quarter  of 2000  amounted  to $973 thousand, compared to $884 thousand for the same period in 1999. The $89 thousand increase is the result of additional depreciation and occupation expenses on the new branches opened as well as other facility improvements and new computer equipment additions between the quarters ended March 31, 2000 and March 31, 1999.

Purchased Services - for the first quarter of 2000 amounted to $429 thousand, compared to $367 thousand for the same period of 1999. ATM charges increased $27 thousand, compared to the same period in 1999 and check processing costs have increased $26 thousand for three months ended March 31, 2000 due to higher transaction volumes.

Federal Deposit Insurance Premiums - for the first quarter amounted to $30 thousand compared to $75 thousand for the same period in 1999. Beginning in January 2000, the FDIC reduced deposit insurance premiums assessments from an annual rate of .061% to an annual rate of .021 % on total deposits.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the three months ended March 31, 2000 from the information presented in the annual report on Form 10-K for the year ended December 31, 1999.

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





FMS FINANCIAL CORPORATION




Date: May 11, 2000                        /s/ Craig W. Yates
          --                              -------------------------------------
                                          Craig W. Yates
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: May 11, 2000                        /s/ Channing L. Smith
          --                              -------------------------------------
                                          Channing L. Smith
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)