Form 10-Q
period 2000-06-30
FMS FINANCIAL CORP
filed 2000-08-23
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC 20549
                              --------------------


                             ----------------------


                                    FORM 10-Q

(Mark One)

------
  X          Quarterly  report pursuant to section 13 or 15(d) of the Securities
------       Exchange Act of 1934


             For the quarterly period ended June 30, 2000

                                       OR

------       Transition report pursuant to section 13 or 15(d) of the Securities
------       Exchange Act of 1934


                         Commission file number 0-17353

                            FMS FINANCIAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                  22-2916440
----------                                                 -------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

3 Sunset Road, Burlington, New Jersey                           08016
--------------------------------------------                   -------
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

     As of July 31, 2000 there were issued and outstanding 6,762,268 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                                  JUNE 30, 2000
                                  -------------

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
PART I - Financial Information
------------------------------

         Item 1 - Financial Statements

               Consolidated  Statements  of  Financial  Condition as of
                   June 30, 2000 (unaudited) and December 31, 1999............1

               Consolidated  Statements of Income (unaudited)
                   for the three and six months ended June 30, 2000
                   and June 30, 1999..........................................2

               Consolidated  Statements  of Cash Flows  (unaudited)
                   for the six months ended June 30, 2000 and June 30,
                   1999.......................................................3

               Consolidated Statement of Changes in Stockholders'
                   Equity for the six months ended June 30, 2000
                   (unaudited)................................................4

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............5-15

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

         Item 5 - Other Information...........................................16

         Item 6 - Exhibits and Reports on Form 8-K............................16

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------------

                                                                                          June 30, 2000          December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
ASSETS
------------------------------------------------------------------------------------------------------------------------------------

     Cash and amounts due from depository institutions                                $        25,378,978     $         20,489,516
     Interest-bearing deposits                                                                      2,317                   82,493
     Short term funds                                                                          11,883,435               25,703,862
                                                                                    ----------------------   ----------------------
        Total cash and cash equivalents                                                        37,264,730               46,275,871
     Investment securities held to maturity                                                   230,165,806              220,307,242
     Investment securities available for sale                                                  43,650,749               49,307,116
     Loans, net                                                                               297,703,594              299,694,517
     Mortgage-backed securities held to maturity                                              113,847,027              121,424,419
     Accrued interest receivable:
        Loans                                                                                   1,509,558                1,398,470
        Mortgage-backed securities                                                                806,433                  836,699
        Investments                                                                             3,664,768                3,628,622
     Federal Home Loan Bank stock                                                               4,861,410                4,861,410
     Real estate held for development, net                                                         87,926                   87,926
     Real estate owned,  net                                                                      436,060                  448,541
     Office properties and equipment, net                                                      23,449,392               20,686,272
     Deferred income taxes                                                                      2,372,865                2,264,587
     Excess cost over fair value of net assets acquired                                            41,496                   55,328
     Prepaid expenses and other assets                                                          1,147,084                  959,819
     Subordinated debentures issue cost,  net                                                     235,091                  263,765
                                                                                    ----------------------   ----------------------
TOTAL ASSETS                                                                          $       761,243,989     $        772,500,604
                                                                                    ======================   ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Liabilities:
     Deposits                                                                         $       614,436,675     $        603,892,117
     Securities sold under agreements to repurchase                                            80,000,000               90,000,000
     Advances from the Federal Home Loan Bank                                                   6,305,644               16,337,031
     10% Subordinated debentures, due 2004                                                     10,000,000               10,000,000
     Advances by borrowers for taxes and insurance                                              2,260,589                2,204,704
     Accrued interest payable                                                                   1,365,515                1,437,348
     Dividends payable                                                                            202,868                  215,519
     Other liabilities                                                                          2,006,875                2,316,882
                                                                                    ----------------------   ----------------------
Total liabilities                                                                             716,578,166              726,403,601
                                                                                    ----------------------   ----------------------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares  authorized;  none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,897,891 and 7,897,791 and shares outstanding 6,762,268 and
        7,183,978 as of June 30, 2000 and December 31, 1999, respectively                         789,789                  789,779
     Paid-in capital in excess of par                                                           8,217,654                8,217,535
     Accumulated comprehensive loss - net of deferred income taxes                             (1,347,896)              (1,167,810)
     Retained earnings                                                                         44,343,242               42,108,955
     Less:  Treasury stock (1,135,623 and 713,813 shares, at cost, as of
       June 30, 2000 and December 31, 1999, respectively)                                      (7,336,966)              (3,851,456)
                                                                                     --------------------     --------------------
Total stockholders' equity                                                                     44,665,823               46,097,003
                                                                                     --------------------     --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $        761,243,989     $        772,500,604
                                                                                     ====================     ====================

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------
                                                               Three Months ended                    Six Months ended
                                                                    June 30,                             June 30,
                                                        ----------------------------------   ---------------------------------
                                                           2000                1999             2000               1999
-----------------------------------------------------------------------------------------    ---------------------------------
INTEREST  INCOME:                                                (Unaudited)                         (Unaudited)
Interest income on:
    Loans                                            $    5,889,175    $       5,914,577  $   11,644,715    $      11,574,220
    Mortgage-backed securities                            1,974,460            1,563,110       4,018,311            3,059,153
    Investments                                           5,128,211            4,221,455      10,105,440            8,219,334
                                                     ---------------   ------------------ ---------------   ------------------
Total interest income                                    12,991,846           11,699,142      25,768,466           22,852,707
                                                     ---------------   ------------------ ---------------   ------------------
INTEREST EXPENSE:
Interest expense on:
    Deposits                                              5,059,084            4,410,701      10,000,347            8,744,607
    Subordinated debentures                                 264,337              264,337         528,674              528,674
    Borrowings                                            1,326,777            1,371,151       2,736,997            2,730,773
                                                     ---------------   ------------------ ---------------   ------------------
Total interest expense                                    6,650,198            6,046,189      13,266,018           12,004,054
                                                     ---------------   ------------------ ---------------   ------------------
NET INTEREST INCOME                                       6,341,648            5,652,953      12,502,448           10,848,653
PROVISION FOR LOAN LOSSES                                    60,000               60,000         120,000              120,000
                                                     ---------------   ------------------ ---------------   ------------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                       6,281,648            5,592,953      12,382,448           10,728,653
                                                     ---------------   ------------------ ---------------   ------------------
OTHER INCOME (EXPENSE):
    Loan service charges and other fees                      25,919               28,130          61,663               61,275
    Gain on sale of loans                                       547                1,220             805                1,333
    Gain (Loss) on disposal of fixed assets                       0              244,731           (122)              244,731
    Real estate owned operations, net                       (14,368)              (5,874)         (1,167)             (12,839)
    Service charges on accounts                             650,633              644,096       1,267,215            1,216,604
    Other income                                             44,680               41,115          93,717               93,517
                                                     ---------------   ------------------ ---------------   ------------------
Total other income                                          707,411              953,418       1,422,111            1,604,621
                                                     ---------------   ------------------ ---------------   ------------------
OPERATING EXPENSES:
    Salaries and employee benefits                        2,928,504            2,494,568       5,738,291            4,914,489
    Occupancy and equipment                                 979,910              859,277       1,953,033            1,743,403
    Purchased services                                      447,317              365,773         876,262              732,769
    Federal deposit insurance premiums                       30,589               76,744          60,717              152,132
    Professional fees                                       116,539              200,139         234,262              278,750
    Advertising                                              55,366               55,008         111,235              103,456
    Other                                                   363,345              315,365         697,226              679,780
                                                     ---------------   ------------------ ---------------   ------------------
Total operating expenses                                  4,921,570            4,366,874       9,671,026            8,604,779
                                                     ---------------   ------------------ ---------------   ------------------
INCOME BEFORE INCOME TAXES                                2,067,489            2,179,497       4,133,533            3,728,495

INCOME TAXES:
Current                                                     729,931              530,862       1,491,557            1,000,859
Deferred                                                     13,703              256,342          (7,068)             348,713
                                                     ---------------   ------------------ ---------------   ------------------
Total income taxes                                          743,634              787,204       1,484,489            1,349,572

NET INCOME                                           $    1,323,855    $       1,392,293  $    2,649,044    $       2,378,923
                                                     ===============   ================== ===============   ==================
BASIC EARNINGS PER COMMON SHARE                      $         0.19    $            0.19  $         0.38    $            0.33
                                                     ===============   ================== ===============   ==================
DILUTED EARNINGS PER COMMON SHARE                    $         0.19    $            0.19  $         0.37    $            0.33
                                                     ===============   ================== ===============   ==================

Weighted average common shares outstanding                6,894,205            7,210,673       7,022,678            7,220,658

Potential dilutive effect of the exercise of stock
options                                                      67,933               82,098          70,377               82,029
                                                     ---------------   ------------------ ---------------   ------------------
Adjusted weighted average common shares outstanding       6,962,138            7,292,771       7,093,055            7,302,687
                                                     ===============   ================== ===============   ==================

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      Six Months ended
                                                                                                          June 30
                                                                                       -------------------------------------------
                                                                                                2000                   1999
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                             $         2,649,044     $        2,378,923
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                                          120,000                120,000
Depreciation and amortization                                                                    1,003,199              1,024,751
Realized (gains) and losses on:
     Sale of loans and loans held for sale                                                            (805)                (1,333)
     Disposal and sale of fixed assets                                                                 122               (244,731)
     Sale of real estate owned                                                                     (26,260)                     0
Increase in accrued interest receivable                                                           (116,968)              (239,743)
Increase in prepaid expenses and other assets                                                     (187,265)              (581,494)
(Decrease) Increase in accrued interest payable                                                    (71,833)                60,309
(Decrease) Increase in other liabilities                                                          (310,007)               270,469
(Decrease) Increase in deferred income taxes                                                        (7,067)               348,713
Other                                                                                               28,049                      0
                                                                                       --------------------    -------------------
     Net cash provided by operating activities                                                   3,080,209              3,135,864
                                                                                       --------------------    -------------------
INVESTING ACTIVITIES:
Proceeds from sale of:
     Education loans                                                                               180,041                  1,446
     Real estate owned                                                                             335,349                348,731
     Office property and equipment                                                                     403                      0
Principal collected and proceeds from maturities of investment securities held to maturity      62,875,873             33,205,167
Proceeds from maturities of investment securities available for sale                             5,367,035             47,233,392
Principal collected on mortgage-backed securities held to maturity                              10,714,226             14,651,267
Principal collected on loans, net                                                               25,899,642             33,398,033
Loans originated or acquired                                                                   (24,517,726)           (31,533,616)
Purchase of investment securities and mortgage-backed securities held to maturity              (76,013,447)          (101,378,437)
Purchase of investment securities and mortgage-backed securities available for sale                      0             (4,056,040)
Purchase of office property and equipment                                                       (3,589,013)            (1,169,204)
                                                                                       --------------------    -------------------
     Net cash provided (used) by investing activities                                            1,252,383             (9,299,261)
                                                                                       --------------------    -------------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                                            15,408,288             17,318,262
Net (decrease) increase in time deposits                                                        (4,863,730)             4,778,909
Net decrease in FHLB advances                                                                  (10,031,387)               (31,290)
Repayment of securities sold under agreements to repurchase                                    (10,000,000)                     0
Increase (Decrease) in advances from borrowers for taxes and insurance                              55,885                 (9,492)
Purchase of treasury stock                                                                      (3,485,510)              (230,402)
Dividends paid on common stock                                                                    (427,408)              (433,220)
Net proceeds from issuance of common stock                                                             129                    645
                                                                                       --------------------    -------------------
     Net cash (used) provided by financing activities                                          (13,343,733)            21,393,412
                                                                                       --------------------    -------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (9,011,141)            15,230,015
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  46,275,871             29,896,391
                                                                                       --------------------    -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $        37,264,730     $       45,126,406
                                                                                       ====================    ===================
Supplemental Disclosures:
     Cash paid for:
         Interest on deposits, advances, and other borrowings                          $        13,337,851     $       11,943,745
         Income taxes                                                                            1,559,143              1,435,238
     Non-cash investing and financing activities:
         Dividends declared and not paid at quarter end                                            202,868                216,270
         Non-monetary transfers from loans to real estate acquired
            through foreclosure                                                                    324,657                      0



See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY   (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 Accumulated                             Total
                                           Common shares  Common     Paid-in    comprehensive    Retained     Treasury Stockholders'
                                           outstanding    stock      capital       income       earnings       stock     Equity
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1999               7,183,978     $789,779  $8,217,535  $(1,167,810)  $42,108,955  $(3,851,456) $46,097,003
Net Income                                                                                      2,649,044                 2,649,044
Other comprehensive income
  Unrealized loss on
    securities available for sale                                                  (180,086)                               (180,086)
                                                                                                                        ------------
Total comprehensive income                                                                                                2,468,958
                                                                                                                        ------------
Dividends declared                                                                               (414,757)                 (414,757)

Exercise of stock options                         100           10         119                                                  129
Purchase of common stock                     (421,810)                                                      (3,485,510)  (3,485,510)

------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2000                   6,762,268     $789,789  $8,217,654  $(1,347,896)   $44,343,242 $(7,336,966) $44,665,823
------------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999.

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

GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results for the full fiscal year or any other future interim period.

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

FINANCIAL CONDITION -

Total Assets - at June 30, 2000 were $761.2 million as compared with total assets at December 31, 1999 of $772.5 million.

Investment Securities Held to Maturity - increased $9.9 million to $230.2 million at June 30, 2000 from $220.3 million at December 31, 1999 primarily due to the net purchases of $10.0 million of reverse repurchase agreements and $2.0 million in U.S. Agency notes, partially offset by $2.2 million in CMO principal paydowns during the six months ended June 30, 2000. Investment securities held to maturity at June 30, 2000 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of June 30, 2000 and December 31, 1999 follows:

                                                 June 30, 2000                                     December 31, 1999
                       ------------------------------------------------------------------  ----------------------------------
                                              Gross           Gross         Estimated                           Estimated
                           Amortized       Unrealized      Unrealized         Market           Amortized          Market
                              Cost            Gains          Losses           Value               Cost            Value
                       ------------------------------------------------------------------  ----------------------------------
U. S. Gov't Agencies   $    172,615,610  $           0 $    (8,220,865) $    164,394,745   $    170,610,811 $    161,851,452
CMO's                        45,906,959              0      (2,179,290)       43,727,669         48,187,121       46,481,467
Reverse Repurchase           10,074,932              0                0       10,074,932                  0                0
Municipal bonds               1,568,305          2,461                0        1,570,766          1,509,310        1,509,954
                       ------------------------------------------------------------------  ----------------------------------
Total                  $    230,165,806  $       2,461 $   (10,400,155) $    219,768,112   $    220,307,242 $    209,842,873
                       ==================================================================  ==================================

Investment Securities Available for Sale - decreased $5.6 million to $43.7 million at June 30, 2000 from $49.3 million at December 31, 1999 as a result of $5.4 million of principal paydowns on CMOs and MBSs during the six months ended June 30, 2000. Investment securities available for sale consisted of $40.2 million in fixed rate securities and $3.5 million in adjustable rate securities at June 30, 2000. A comparison of cost and approximate market values of investment securities available for sale as of June 30, 2000 and December 31, 1999 follows:


                                             June 30, 2000                                   December 31, 1999
                      ------------------------------------------------------------  -------------------------------
                                         Gross          Gross         Estimated                        Estimated
                         Amortized     Unrealized     Unrealized       Market          Amortized        Market
                            Cost         Gains          Losses          Value             Cost           Value
                      ------------------------------------------------------------  -------------------------------
U. S. Gov't Agencies  $   10,292,191 $          0 $     (491,888) $     9,800,303   $   10,291,646 $     9,725,031
CMO's                     32,805,871        2,340     (1,574,553)      31,233,658       38,024,766      36,816,550
MBS's                      2,660,411            0        (43,623)       2,616,788        2,817,131       2,765,535
                      ------------------------------------------------------------  -------------------------------
Total                 $   45,758,473 $      2,340 $   (2,110,064) $    43,650,749   $   51,133,543 $    49,307,116
                      ============================================================  ===============================

Loans, net - decreased $2.0 million to $297.7 million at June 30, 2000 from $299.7 million at December 31, 1999. This decrease was the result of approximately $25.9 million of principal collected on loans, partially offset by $24.5 million of loans originated during the six months ended June 30, 2000. The following table shows loans receivable by major categories at the dates indicated.

                                         June 30,        December 31,
                                           2000              1999
                                   -------------------------------------

Mortgage loans (1-4  dwelling)      $    233,199,755  $     236,912,182
Construction loans                           123,171            972,533
Commercial construction                      342,179          3,934,937
Consumer loans                             3,374,240          3,273,792
Commercial real estate                    56,964,983         52,543,711
Commercial business                        8,342,006          6,790,348
                                   -------------------------------------
Subtotal                                 302,346,334        304,427,503
                                   -------------------------------------
Less:
    Deferred loan fees                       774,939            892,019
    Allowance for possible
     loan losses                           3,867,801          3,840,967
                                   -------------------------------------
Net Loans Receivable                $    297,703,594  $     299,694,517
                                   =====================================


At June 30, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $2.8 million of which $1.1 million related to loans that were individually measured for impairment with a valuation allowance of $425 thousand and $1.7 million of loans that were collectively measured for impairment with a valuation allowance of $77 thousand. For the six months ended June 30, 2000, the average recorded investment in impaired loans was approximately $3.0 million. The Bank recognized $96 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $3.9 million in total reserves for possible loan losses at June 30, 2000, representing approximately 141% of non-accrual loans and 1.28% of total loans.

As of June 30, 2000 the Bank had outstanding loan commitments of $5.8 million, of which $2.6 million represented variable rate loans and $3.2 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and if necessary the sale of investment securities available for sale.

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

Non-Performing Assets:
                                                              June 30,         December 31,
                                                                2000               1999
                                                            ----------          ----------
                                                                    (In Dollars)
Loans accounted for on a non-accrual basis:
Mortgage loans:
     One-to-four family                                       $923,417           $1,386,096
     Commercial real estate                                  1,822,706            1,510,167
     Consumer and other                                          5,459              236,781
                                                            ----------           ----------
         Total mortgage non-accrual loans                   $2,751,582           $3,133,044
                                                            ----------           ----------

     Troubled debt restructuring                              $444,177             $462,250
     Real estate owned, net                                    436,060              448,541
     Other non-performing assets                                87,926               87,926
                                                            ----------           ----------
     Total non-performing assets, net                       $3,719,745           $4,131,761
                                                            ==========           ==========

     Total non-accrual loans to net loans                        0.92%                1.05%
                                                            ==========           ==========
     Total non-accrual loans to total assets                     0.36%                0.41%
                                                            ==========           ==========
     Total non-performing assets to total assets                 0.49%                0.53%
                                                            ==========           ==========

Mortgage-Backed Securities Held to Maturity - decreased $7.6 million to $113.8 million at June 30, 2000 from $121.4 million at December 31, 1999. The decrease is the result of principal paydowns of $10.7 million, partially offset by the purchase of $3.2 million FNMA adjustable rate securities. Mortgage-backed securities at June 30, 2000 consisted of $69.4 million in fixed rate securities and $44.4 million in adjustable rate securities. Mortgage-backed securities held to maturity at June 30, 2000 and December 31, 1999 are summarized below:

                                      June 30, 2000                                    December 31, 1999
            ----------------------------------------------------------------------------------------------------
                                  Gross         Gross
                 Amortized      Unrealized    Unrealized       Estimated          Amortized        Estimated
                   Cost           Gains         Losses        Market Value          Cost         Market Value
            ----------------------------------------------------------------  ----------------------------------

GNMA         $    35,716,311  $    173,845 $    (906,962)  $     34,983,194   $    37,742,389 $      36,940,635

FNMA              48,706,738       405,435    (1,046,306)        48,065,867        50,801,575        49,845,090

FHLMC             29,423,978       333,496       (70,266)        29,687,208        32,880,455        33,029,307
            ----------------------------------------------------------------  ----------------------------------
Total        $   113,847,027  $    912,776 $  (2,023,534)  $    112,736,269   $   121,424,419 $     119,815,032
            ================================================================  ==================================



Deposits - increased $10.5 million to $614.4 million at June 30, 2000 from $603.9 million at December 31, 1999 as a result of an increase in non-interest bearing checking accounts of $12.7 million, savings accounts of $8.8 million, and money market accounts of $382 thousand, partially offset by a decrease in checking accounts of $6.5 million, and certificates of deposit of $4.9 million. Non-interest checking accounts increased due to the promotions of "Free Personal" and "Free Business" checking accounts. Interest credited to depositors accounts for the six months ended June 30, 2000 amounted to $10.0 million. The following tables set forth certain information concerning deposits at the dates indicated.


                                            June 30, 2000                            December 31, 1999
                             -------------------------------------------------------------------------------------
                                               Percent     Weighted                       Percent     Weighted
                                               of Total    Average                       of Total      Average
                                     Amount    Deposits      Rate              Amount    Deposits       Rate
                             -------------------------------------------------------------------------------------
Non-interest checking             $95,173,937   15.49%      0.00%           $82,504,184   13.66%        0.00%
Checking accounts                 100,087,185   16.29%      2.95%           106,541,028   17.64%        2.26%
Savings accounts                  116,017,215   18.88%      2.68%           107,207,225   17.75%        2.67%
Money market accounts              65,966,090   10.74%      2.74%            65,583,704   10.86%        2.76%
Certificates                      237,192,248   38.60%      4.98%           242,055,976   40.09%        4.92%
                             -------------------------------------------------------------------------------------
   Total Deposits                $614,436,675  100.00%      3.28%          $603,892,117   100.00%       3.20%
                             =====================================================================================

Borrowings - at June 30, 2000 amounted to $96.3 million. Borrowings consisted of $10.0 million of 10% Subordinated Debentures, $80.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.57% and $6.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.49%. At December 31, 1999 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $90.0 million securities sold under agreements to repurchase with a weighted average rate of 5.62% and $16.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.00%.


RESULTS OF OPERATIONS -

General

The earnings of the Corporation depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits including non-interest checking accounts and borrowings. Net interest income is a function of the interest rate spread, which is the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as
well  as  the  average  balance  of  interest-earning   assets  as  compared  to
interest-bearing liabilities. Net income is also affected by non-interest income, such as gains (losses) on the sale of loans and investments, provision for loan losses and real estate owned, service charges and other fees, and operating expenses: such as salaries and employee benefits, deposit insurance premiums, depreciation, occupancy and equipment expense, and purchased services expense.

The Corporation recorded net income for the three months ended June 30, 2000 of $1.3 million, or $.19 diluted earnings per share as compared to $1.4 million, or $.19 diluted earnings per share for the comparable period in 1999. Earnings for the six months ended June 30, 2000 were $2.6 million, or $.37 diluted earnings per share as compared to $2.4 million, or $.33 diluted earnings per share for the comparable period in 1999.

Interest Rate Spread

The Bank's interest income is affected by the difference or "interest rate spread" between yields received by the Bank on its interest-earning assets and the interest rates paid by the Bank on its interest-bearing liabilities including non-interest checking accounts. Net interest income is affected by (i) the spread between the yield earned on interest-earning assets and the interest rates paid on interest-bearing deposits including non-interest checking accounts and borrowings (liabilities) and (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities. The Bank's interest rate spread varies over time because income from investment securities and mortgage-backed securities depends upon the amount invested during the period and the yields earned on such securities. The yield on loans receivable changes principally as a result of existing mortgage loan repayments, adjustable rate loan adjustments, sales and the interest rates and volume of new mortgage loans. Interest expense on certificates of deposit changes, due to their periodic maturity and the prevailing current market interest rates.

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

Average Balances, Interest and Yields/Rates

                                                               Three Months Ended June 30,
                                    --------------------------------------------------------------------------------
                                                         2000                                1999
                                    ---------------------------------------  ---------------------------------------
                                          Average                Average        Average                   Average
                                          Balance     Interest  Yield/Rate      Balance    Interest      Yield/Rate
                                    ---------------  ---------  ----------   ----------- -----------    ------------
                                                                 (Dollars in Thousands)
Interest-earning assets:
     Loans receivable            $         302,691   $  5,889       7.78%     $  301,611  $   5,915        7.84%
     Mortgage-backed securities            117,653      1,975       6.71%         91,559      1,563        6.83%
     Investment securities                 304,911      5,128       6.73%        276,545      4,221        6.11%
                                 ------------------  ---------   ---------    ----------- ----------   ----------
Total interest-earning
        assets                             725,255     12,992       7.17%        669,715     11,699        6.99%
                                 ------------------  ---------   ---------    ----------- ----------   ----------
Interest-bearing
liabilities:
     Deposits                              618,582      5,059       3.27%        555,372      4,411        3.18%
     Borrowings                             93,551      1,327       5.67%         96,340      1,371        5.69%
     Subordinated debentures                10,000        264      10.56%         10,000        264       10.56%
                                 ------------------  ---------   ---------    ----------- ----------   ----------
Total interest-bearing
        liabilities              $         722,133      6,650       3.68%     $  661,712      6,046        3.65%
                                 ==================  ---------   ---------    =========== ----------   ----------
Net interest income                                  $  6,342                             $   5,653
                                                     =========                            ==========
Interest rate spread                                                3.48%                                  3.33%
                                                                 =========                             ==========
Net yield on average interest-earning assets                        3.50%                                  3.38%
                                                                 =========                             ==========
Ratio of average interest-
     earning assets to average interest-bearing
     liabilities                                                  100.43%                                101.21%
                                                                 =========                             ==========

                                                                   Six Months Ended June 30,
                                   -----------------------------------------------------------------------------------
                                                        2000                                   1999
                                   ------------------------------------------    -------------------------------------
                                          Average                  Average         Average                 Average
                                          Balance    Interest     Yield/Rate       Balance    Interest    Yield/Rate
                                   ---------------  ---------     -----------    ----------  ----------  -------------
                                                                    (Dollars in Thousands)
Interest-earning assets:
     Loans receivable           $         302,734   $  11,645          7.69%     $ 301,039   $  11,574        7.69%
     Mortgage-backed securities           120,102       4,018          6.69%        88,853       3,059        6.89%
     Investment securities                307,756      10,105          6.57%       266,829       8,219        6.16%
                                ------------------  ----------    -----------    ----------  ----------  -----------
Total interest-earning
        assets                            730,592      25,768          7.05%       656,721      22,852        6.96%
                                ------------------  ----------    -----------    ----------  ----------  -----------
Interest-bearing liabilities:
     Deposits                             612,251      10,000          3.27%       544,705       8,745        3.21%
     Borrowings                            96,615       2,737          5.67%        96,456       2,730        5.66%
     Subordinated debentures               10,000         529         10.58%        10,000         529       10.58%
                                ------------------  ----------    -----------    ----------  ----------  -----------
Total interest-bearing
        liabilities             $         718,866      13,266          3.69%     $ 651,161      12,004        3.69%
                                ==================  ----------    -----------    ==========  ----------  -----------
Net interest income                                 $  12,502                                $  10,848
                                                    ==========                               ==========
Interest rate spread                                                   3.36%                                  3.27%
                                                                  ===========                            ===========
Net yield on average interest-earning assets                           3.42%                                  3.30%
                                                                  ===========                            ===========
Ratio of average interest-
     earning assets to average interest-bearing
     liabilities                                                     101.63%                                100.85%
                                                                  ===========                            ===========

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

                                           Three Months Ended               Six Months Ended
                                                June 30,                        June 30,
                                          2000 compared to 1999            2000 compared to 1999
                                    -------------------------------- -------------------------------
                                        Increase (Decrease) due to:     Increase (Decrease) due to:
                                        Rate      Volume      Total      Rate     Volume     Total
                                    -------------------------------- -------------------------------
                                                              (In Thousands)
Interest income:
  Loans receivable                   $   (47)        21    $   (26)   $     6         65   $    71
  Mortgage-backed securities             (33)       445        412       (117)     1,076       959
  Investment securities                  474        433        907        625      1,261     1,886
                                     -----------------------------    ----------------------------
   Total change - interest income        394        899      1,293        514      2,402     2,916
                                     -----------------------------    ----------------------------
Interest expense:
  Deposits                               146        502        648        171      1,084     1,255
  Borrowings                              (4)       (40)       (44)         2          5         7
  Subordinated debentures                  0          0          0          0          0         0
                                     -----------------------------    ----------------------------
   Total change - interest expense       142        462        604        173      1,089     1,262
                                     -----------------------------    ----------------------------
Net change in net interest income    $   252    $   437    $   689    $   341    $ 1,313   $ 1,654
                                     =============================    ============================


Net Interest Income - for the three and six months ended June 30, 2000 totaled $6.3 million and $12.5 million, respectively. Net interest income for the three months ended June 30, 2000 increased $689 thousand as compared to the same period in 1999 due primarily to an increase in interest income on investment securities of $907 thousand and mortgage-backed securities of $412 thousand, partially offset by an increase in interest expense on deposits of $648 thousand.

The increase in interest income on investment securities was due to an increase in the average balance of the portfolio of $28.4 million to $304.9 million for the three months ended June 30, 2000 from $276.5 million for the same period in 1999, which resulted in a volume increase of $433 thousand. The average yield of the investment portfolio increased 62 basis points to 6.73% for the three months ended June 30, 2000 from 6.11% for the same period in 1999, which resulted in an interest income increase of $474 thousand due to rate changes.

The average balance of the MBSs increased $26.1 million to $117.7 million for the three months ended June 30, 2000 from $91.6 million for the same period in 1999, which resulted in a volume increase in interest income of $445 thousand. The average yield of the portfolio decreased 12 basis points to 6.71% for the three months ended June 30, 2000 from 6.83% during the same period in 1999, which resulted in a $33 thousand decrease in interest income due to rate changes.

Interest expense on deposits increased $648 thousand for the three months ended June 30, 2000 compared to the same period in 1999. The average balance of deposits increased $63.2 million to $618.6 million for the three months ended June 30, 2000 from $555.4 million for the same period in 1999, which resulted in a volume increase in interest expense of $502 thousand. The weighted average rates paid on deposits increased 9 basis points to 3.27% for the three months ended June 30, 2000 from 3.18% for the same period in 1999, which resulted in an increase in interest expense of $146 thousand due to rate changes.

Net interest income for the six months ended June 30, 2000 increased $1.7 million primarily due to an increase in interest income on investment securities of $1.9 million and mortgage-backed securities of $959 thousand, partially offset by an increase in interest expense on deposits of $1.3 million as compared to the same period in 1999.

The increase in interest income on investment securities was due to an increase in the average balance of the portfolio of $41.0 million to $307.8 million for the six months ended June 30, 2000 from $266.8 million for the same period in 1999, which resulted in a volume increase in interest income of $1.3 million. The average yield on the investment portfolio increased 41 basis points to 6.57% for the six months ended June 30, 2000 from 6.16% for the same period in 1999, which resulted in an increase in interest income of $625 thousand due to rate changes. The increase in the average balance from June 1999 through June 2000 was primarily due to purchases during this period of $66.2 million of U.S. Agency Notes and $10.1 million of Reverse Repurchase Agreement, partially offset by $30.6 million of CMO principal paydowns.

The increase in interest income on mortgage-backed securities was due to an increase in the average balance of the portfolio of $31.2 million to $120.1 million for the six months ended June 30, 2000 from $88.9 million for the six months ended June 30, 1999. The increase in the average balance of the portfolio resulted in a $1.1 million increase in interest income. The average yield on the portfolio decreased 20 basis points to 6.69% for the six months ended June 30, 2000 from 6.89% for the same period in 1999, which resulted in a decrease in interest income of $117 thousand due to rate changes. The increase in the average balance was due to $44.6 million of purchases, partially offset by $22.6 of principal paydowns from June 1999 through June 2000.

The increase in interest expense on deposits was the result of an increase in the average balance of deposits of $67.6 million to $612.3 million for the six months ended June 30, 2000 from $544.7 million for the same period in 1999, which resulted in a volume increase in interest expense of $1.1 million. The average yield on deposits increased 6 basis points to 3.27% for the six months ended June 30, 2000 from 3.21% for the same period in 1999, which resulted in an increase in interest expense of $171 thousand due to rate changes.

Provision for Loan Losses - for the three months ended June 30, 2000 remained constant at $60 thousand from 1999 to 2000. The total provision for potential loan losses remained constant at $120 thousand for the six months ended June 30, 2000 and 1999. At June 30, 2000 the allowance for possible loan losses amounted to $3.9 million compared to $3.5 million at June 30, 1999. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. The Corporation will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as economic conditions dictate. Management continues to offer a wider variety of loan products coupled with the continued change in the mix of the products offered in the loan portfolio from lower yielding loans (i.e., one to four family loans) to higher yielding loans (i.e., commercial real estate mortgage, commercial construction, consumer, and commercial business) which have a higher degree of risk than one to four family loans. Although the Corporation maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and six month periods ended June 30, 2000 totaled $707 thousand and $1.4 million, respectively. Other income decreased $246 thousand in the three month period and $183 thousand in the first six months of 2000 when compared to the same period in 1999. Gain on disposal of fixed assets decreased $245 thousand for the three and six month periods ended June 30, 2000 as compared to the same periods in 1999. This decrease is due to the May 1999 sale of a two-acre parcel of land for a $245 thousand gain. Service charges on accounts increased $51 thousand for the six months ended June 30, 2000 as compared to the same period in 1999 due to increased volume of service charges on accounts.

Operating Expenses - for the three and six month periods ended June 30, 2000 amounted to $4.9 million and $9.7 million, respectively as compared to $4.4 million and $8.6 million for the same periods in 1999.

Salaries and Employee Benefits - for the three and six month periods ended June 30, 2000 were $2.9 million and $5.7 million, as compared to $2.5 million and $4.9 million for the same periods in 1999. The increases were due to additional staff in four new branches opened since the second quarter of 1999. Average full time equivalent employees at June 30, 2000 were 418 as compared to 373 at June 30, 1999.

Occupancy and Equipment - for the three and six month periods ended June 30, 2000 totaled $980 thousand and $2.0 million, respectively, as compared to $859 thousand and $1.7 million for the same periods in 1999. The increases are the result of additional depreciation and occupation expenses on the new branches opened as well as other facility improvements and new computer equipment additions between the quarters ended June 30, 2000 and June 30, 1999.

Purchased Services - for the three and six month periods ended June 30, 2000 amounted to $447 thousand and $876 thousand, respectively, as compared to $366 thousand and $733 thousand for the same periods in 1999. ATM charges increased $73 thousand for the first six months of 2000 compared to the same period in 1999. Check processing costs increased $48 thousand for the six months ended June 30, 2000 compared to the same period in 1999 due to higher transaction volume.

Professional Fees - for the three and six month periods ended June 30, 2000 totaled $117 thousand and $234 thousand, respectively, as compared to $200 thousand and $279 thousand for the same periods in 1999. The decrease during the year is due to legal costs incurred relating to the sale of land during May 1999.


ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the six months ended June 30, 2000 from the information presented in the annual report on Form 10-K for the year ended December 31, 1999.

PART II.       OTHER INFORMATION
               -----------------

         Item 1:       Legal Proceedings
         -------       -----------------

                       None

         Item 2:       Changes in Securities
         -------       ---------------------

                       None

         Item 3:       Defaults Upon Senior Securities
         -------       -------------------------------

                       The Annual Meeting of Shareholders of the Corporation was held on April 17, 2000 and the following matters were voted upon:

                       Proposal I - Election of Directors with terms to expire in 2003.

                                                     FOR             WITHHELD
                                              -------------------  -------------

                       Vincent R. Farias          6,233,542           168,952
                       James C. Lignana           6,235,459           167,554
                       Wayne H Page               6,224,059           178,954


                       Proposal   II   -   To   ratify   the    appointment   of
                       PricewaterhouseCoopers    LLP   as   auditors   for   the
                       Corporation for the 2000 fiscal year.

                                FOR               AGAINST            ABSTAIN
                         -------------------  ---------------     --------------

                             6,395,931               2,090            6,036


         Item 4:       Submission of Matters to Vote of Security of Holders
         -------       ----------------------------------------------------

                       None

         Item 5:       Other Information
         -------       -----------------

                       None

         Item 6:       Exhibits and Reports on Form 8-K
         -------       --------------------------------

            (a)       (27) Financial Data Schedule (Electronic data filing only)

                                S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





FMS FINANCIAL CORPORATION




Date: August 10, 2000
                                       /s/ Craig W. Yates
                                       -----------------------------------------
                                       Craig W. Yates
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date: August 10, 2000
                                       /s/ Channing L. Smith
                                       -----------------------------------------
                                       Channing L. Smith
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)