Form 10-Q
period 2000-09-30
FMS FINANCIAL CORP
filed 2000-11-14
CIK 839845

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

  X               Quarterly report pursuant to section 13 or 15(d) of the
------            Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 2000

                                       OR

                  Transition report pursuant to section 13 or 15(d) of the
------            Securities Exchange Act of 1934


                         Commission file number 0-17353

                            FMS FINANCIAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                   22-2916440
----------                                                   ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

3 Sunset Road, Burlington, New Jersey                        08016
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

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

         As of November 3, 2000 there were 6,752,268 shares outstanding of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                               SEPTEMBER 30, 2000
                               ------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                        Page
                                                                                                        ----
PART I - Financial Information
------------------------------

         Item 1 - Financial Statements

               Consolidated Statements of Financial Condition (unaudited) as of
                       September 30, 2000 and December 31, 1999............................................1

               Consolidated Statements of Income (unaudited)
                       for the three and nine month periods ended
                       September 30, 2000 and September 30, 1999...........................................2

               Consolidated  Statements of Cash Flows  (unaudited)  for the nine month periods ended September 30, 2000
                       and September 30, 1999..............................................................3

               Consolidated  Statements of Changes in  Stockholders'  Equity for
                       the nine months ended September 30, 2000 (unaudited)................................4


         Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations....................................5 - 15


PART II - Other Information
---------------------------

         Item 1 - Legal Proceedings.......................................................................16

         Item 2 - Changes in Securities...................................................................16

         Item 3 - Defaults Upon Senior Securities.........................................................16

         Item 4 - Submission of Matters to a Vote of Security Holders.....................................16

         Item 5 - Other Information.......................................................................16

         Item 6 - Exhibits and Reports on Form 8-K........................................................16

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-------------------------------------------------------------------------------------------------------------------
                                                                                   September 30,      December 31,
                                                                                        2000             1999
-------------------------------------------------------------------------------------------------------------------
                                                                                            (Unaudited)
ASSETS
-------------------------------------------------------------------------------------------------------------------
     Cash and amounts due from depository institutions                             $  25,142,151    $  20,489,516
     Interest-bearing deposits                                                            96,914           82,493
     Short term funds                                                                 16,983,701       25,703,862
                                                                                   -------------    -------------
         Total cash and cash equivalents                                              42,222,766       46,275,871
     Investment securities held to maturity                                          243,127,942      220,307,242
     Investment securities and mortgage-backed securities available for sale          41,930,310       49,307,116
     Loans receivable  - net                                                         295,822,866      299,694,517
     Mortgage-backed securities held to maturity                                     115,393,826      121,424,419
     Accrued interest receivable:
         Loans                                                                         1,615,641        1,398,470
         Mortgage-backed securities                                                      815,832          836,699
         Investments                                                                   3,102,225        3,628,622
     Federal Home Loan Bank stock                                                      4,861,410        4,861,410
     Real estate held for development - net                                               87,926           87,926
     Real estate owned - net                                                             306,926          448,541
     Office properties and equipment - net                                            24,983,383       20,686,272
     Deferred income taxes                                                             2,460,585        2,264,587
     Excess cost over fair value of net assets acquired                                   34,580           55,328
     Prepaid expenses and other assets                                                 1,105,656          959,819
     Subordinated debentures issue cost - net                                            220,754          263,765
                                                                                   -------------    -------------
TOTAL ASSETS                                                                       $ 778,092,628    $ 772,500,604
                                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------

Liabilities:
     Deposits                                                                      $ 629,464,920    $ 603,892,117
     Securities sold under agreements to repurchase                                   80,000,000       90,000,000
     Advances from the Federal Home Loan Bank                                          6,305,644       16,337,031
     10% Subordinated debentures, due 2004                                            10,000,000       10,000,000
     Advances by borrowers for taxes and insurance                                     2,112,309        2,204,704
     Accrued interest payable                                                          1,152,316        1,437,348
     Dividends payable                                                                   202,868          215,519
     Other liabilities                                                                 2,773,097        2,316,882
                                                                                   -------------    -------------
     Total liabilities                                                               732,011,154      726,403,601
                                                                                   -------------    -------------

Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares  authorized;  none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,897,891 and 7,897,791 and shares outstanding 6,752,268 and
         7,183,978 as of September 30, 2000 and December 31, 1999, respectively          789,789          789,779
     Paid-in capital in excess of par                                                  8,217,654        8,217,535
     Accumulated comprehensive loss - net of deferred income taxes                      (918,539)      (1,167,810)
     Retained earnings                                                                45,412,736       42,108,955
     Less:  Treasury stock (1,145,623 and 713,813 shares, at cost,  as of
         September 30, 2000 and December 31, 1999, respectively)                      (7,420,166)      (3,851,456)
                                                                                   -------------    -------------
Total stockholders' equity                                                            46,081,474       46,097,003
                                                                                   -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 778,092,628    $ 772,500,604
                                                                                   =============    =============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------
                                                              Three Months ended               Nine Months ended
                                                                September 30,                    September 30,
                                                     -------------------------------    -------------------------------
                                                           2000              1999             2000             1999
------------------------------------------------------------------------------------    -------------------------------
INTEREST  INCOME:                                              (Unaudited)                        (Unaudited)
Interest income on:
    Loans                                             $  5,954,472      $  6,072,203    $   17,599,187     $ 17,646,423
    Mortgage-backed securities                           1,907,189         1,628,239         5,925,500        4,687,392
    Investments                                          5,266,485         4,684,824        15,371,925       12,904,158
                                                      ------------      ------------    --------------     ------------
Total interest income                                   13,128,146        12,385,266        38,896,612       35,237,973
                                                      ------------      ------------    --------------     ------------

INTEREST EXPENSE:
Interest expense on:
    Deposits                                             5,278,804         4,581,534        15,279,151       13,326,141
    Subordinated debentures                                264,337           264,337           793,011          793,011
    Borrowings                                           1,303,072         1,388,165         4,040,069        4,118,938
                                                      ------------      ------------    --------------     ------------
Total interest expense                                   6,846,213         6,234,036        20,112,231       18,238,090
                                                      ------------      ------------    --------------     ------------

NET INTEREST INCOME                                      6,281,933         6,151,230        18,784,381       16,999,883
PROVISION FOR LOAN LOSSES                                   60,000           474,000           180,000          594,000
                                                      ------------      ------------    --------------     ------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                      6,221,933         5,677,230        18,604,381       16,405,883
                                                      ------------      ------------    --------------     ------------

OTHER INCOME (EXPENSE):
    Loan service charges and other fees                     27,298            65,023            88,961          126,298
    Gain on sale of loans                                    1,437             2,235             2,242            3,568
    Gain on disposal of fixed assets                         8,708                 0             8,586          244,731
    Real estate owned operations, net                      (14,784)           (3,823)          (15,951)         (16,662)
    Service charges on accounts                            682,270           647,401         1,949,485        1,864,005
    Other income                                            49,491            42,891           143,208          136,408
                                                      ------------      ------------    --------------     ------------
Total other income                                         754,420           753,727         2,176,531        2,358,348
                                                      ------------      ------------    --------------     ------------

OPERATING EXPENSES:
    Salaries and employee benefits                       2,936,824         2,581,629         8,675,115        7,496,118
    Occupancy and equipment                              1,086,736           872,138         3,039,769        2,615,541
    Purchased services                                     477,505           387,286         1,353,767        1,120,055
    Federal deposit insurance premiums                      31,650            77,108            92,367          229,240
    Professional fees                                      117,956            81,413           352,218          360,163
    Advertising                                             53,494            57,885           164,729          161,341
    Other                                                  317,822           329,467         1,015,048        1,009,247
                                                      ------------      ------------    --------------     ------------

Total operating expenses                                 5,021,987         4,386,926        14,693,013       12,991,705
                                                      ------------      ------------    --------------     ------------

INCOME BEFORE INCOME TAXES                               1,954,366         2,044,031         6,087,899        5,772,526

INCOME TAXES:
Current                                                    972,233           896,267         2,463,790        1,897,126
Deferred                                                  (290,229)         (160,543)         (297,297)         188,170
                                                      ------------      ------------    --------------     ------------
Total income taxes                                         682,004           735,724         2,166,493        2,085,296

NET INCOME                                            $  1,272,362      $  1,308,307    $    3,921,406     $  3,687,230
                                                      ============      ============    ==============     ============

BASIC EARNINGS PER COMMON SHARE                       $       0.19      $       0.18    $         0.57     $       0.51
                                                      ============      ============    ==============     ============

DILUTED EARNINGS PER COMMON SHARE                     $       0.19      $       0.18    $         0.56     $       0.51
                                                      ============      ============    ==============     ============

Dividends declared per common share                   $       0.03      $       0.03    $         0.09     $       0.09
                                                      ============      ============    ==============     ============

Weighted average common shares outstanding               6,761,942         7,206,340         6,935,764        7,215,877

Potential dilutive effect of the exercise of
  stock options                                             69,075            83,100            69,951           82,393
                                                      ------------      ------------    --------------     ------------

Adjusted weighted average common shares outsanding       6,831,017         7,289,440         7,005,715        7,298,270
                                                      ============      ============    ==============     ============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOW

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine Months ended
                                                                                                       September 30,
                                                                                              --------------------------------
                                                                                                    2000               1999
                                                                                              --------------------------------
                                                                                                       (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                                    $   3,921,406     $    3,687,230
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                                           180,000            594,000
Depreciation and amortization                                                                     1,511,021          1,547,985
Realized (gains) and losses on:
Sale of loans and loans held for sale                                                                (2,242)            (3,568)
Disposal and sale of fixed assets                                                                    (8,586)          (244,731)
Sale of real estate owned                                                                           (31,416)                 0
Decrease (Increase) in accrued interest receivable                                                  330,093           (430,170)
(Increase) Decrease in prepaid expenses and other assets                                           (145,837)           232,945
Decrease in accrued interest payable                                                               (285,032)          (171,578)
Increase in other liabilities                                                                       456,215            815,471
(Increase) Decrease in deferred income taxes                                                       (336,091)            28,416
Other                                                                                                48,679                  0
                                                                                              --------------    ---------------
     Net cash provided by operating activities                                                    5,638,210          6,056,000
                                                                                              --------------    ---------------
INVESTING ACTIVITIES:
Proceeds from sale of:
     Education loans                                                                                438,075            707,172
     Real estate owned                                                                              570,073                  0
     Office property and equipment                                                                   12,436            348,731
Proceeds from maturities of investment securities held to maturity                              119,660,360         78,984,657
Proceeds from maturities of investment securities available for sale                              7,755,993         58,642,554
Principal collected on mortgage-backed securities                                                17,484,504         20,911,988
Principal collected on loans, net                                                                40,097,204         41,408,212
Longer-term loans originated or aquired, net                                                    (37,245,081)       (40,431,102)
Purchase of investment securities and mortgage-backed securities held to maturity               154,126,954)      (202,705,135)
Purchase of investment securities and mortgage-backed securities available for sale                       0         (4,056,040)
Purchase of office property and equipment                                                        (5,588,090)        (1,593,223)
                                                                                              --------------    ---------------
     Net cash used by investing activities                                                      (10,941,480)       (47,782,186)
                                                                                              --------------    ---------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                                             24,289,506         34,025,274
Net increase in time deposits                                                                     1,283,297         12,112,925
Net decrease in FHLB advances                                                                   (10,031,387)           (31,290)
Repayment of securities sold under agreements to repurchase                                     (10,000,000)                 0
Decrease in advances from borrowers for taxes and insurance                                         (92,395)          (133,880)
Purchase of treasury stock                                                                       (3,568,710)          (284,337)
Dividends paid on common stock                                                                     (630,275)          (650,175)
Net proceeds from issuance of common stock                                                              129                645
                                                                                              --------------    ---------------
     Net cash provided by financing activities                                                    1,250,165         45,039,162
                                                                                              --------------    ---------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                 (4,053,105)         3,312,976
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   46,275,871         29,896,391
                                                                                              --------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  42,222,766     $   33,209,367
                                                                                              ==============    ===============
Supplemental Disclosures:
     Cash paid for:
        Interest on deposits, advances, and other borrowings                                  $  20,397,263     $   18,409,668
        Income taxes                                                                              1,969,143          1,985,238
     Non-cash investing and financing activities:
        Dividends declared and not paid at quarter end                                              202,868            216,104
        Non-monetary transfers from loans to real estate acquired
        through foreclosure                                                                         445,722            146,000

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
                               Common shares   Common    Paid-in    comprehensive    Retained      Treasury       Stockholders'
                               outstanding     stock     capital       loss          earnings       stock            Equity
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 1999   7,183,978    $ 789,779  $8,217,535  $(1,167,810)   $ 42,108,955  $(3,851,456)    $   46,097,003
Net Income                                                                            3,921,406                       3,921,406
Other comprehensive income
  Unrealized loss
    on securities available
    for sale                                                            249,271                                         249,271
                                                                                                                 --------------
Total comprehensive income                                                                                            4,170,677
                                                                                                                 --------------

Dividends declared                                                                     (617,625)                       (617,625)
Exercise of stock options             100           10         119                                                          129
Purchase of common stock         (431,810)                                                        (3,568,710)        (3,568,710)
------------------------------------------------------------------------------------------------------------------------------------

Balances at September 30, 2000  6,752,268    $ 789,789  $8,217,654  $  (918,539)   $ 45,412,736  $(7,420,166)    $   46,081,474
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
        SEPTEMBER 30, 2000 AND 1999.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Corporation's control). The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.


General
-------

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of FMS's financial condition, results of operations and cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results for the full fiscal year or any other interim period. Certain items in the consolidated financial statements have been reclassified for comparative purposes.


The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's annual report on Form 10K for the year ended December 31, 1999. The consolidated financial statements include the Corporation's sole subsidiary, Farmers & Mechanics Bank ("the Bank").

FINANCIAL CONDITION -

Total Assets - at September 30, 2000 were $778.1 million as compared with total assets at December 31, 1999 of $772.5 million.

Investment Securities Held to Maturity - increased $22.8 million to $243.1 million at September 30, 2000 from $220.3 million at December 31, 1999 due to purchases of $28.1 million in reverse repurchase agreements, $2.0 million in U.S. Agency notes and $1.8 million in Municipal Bonds during the nine months ended September 30, 2000. These increases were partially offset by the call of $4.7 million of U.S. Agency notes, $1.1 million of Municipal Bonds matured and $3.3 million of principal paydowns on CMO's. Investment securities held to maturity at September 30, 2000 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of September 30, 2000 and December 31, 1999 follows:

                                                   September 30, 2000                                     December 31, 1999
                           --------------------------------------------------------------------  ----------------------------------
                                                    Gross           Gross         Estimated                           Estimated
                                Amortized        Unrealized      Unrealized         Market           Amortized          Market
                                   Cost             Gains          Losses           Value               Cost            Value
                           --------------------------------------------------------------------  ----------------------------------
U. S. Gov't Agencies       $      167,924,728  $       2,102 $    (5,798,426) $    162,128,404   $    170,610,811 $    161,851,452
CMO's                              44,800,766              0      (1,533,247)       43,267,519         48,187,121       46,481,467
Reverse Repurchase                 28,102,753              0                0       28,102,753                  0                0
Municipal bonds                     2,299,695          6,286                0        2,305,981          1,509,310        1,509,954
                           --------------------------------------------------------------------  -----------------------------------
Total                      $      243,127,942  $       8,388 $    (7,331,673) $    235,804,657   $    220,307,242 $    209,842,873
                           ====================================================================  ==================================

Investment Securities and Mortgage-Backed Securities Available for Sale - decreased $7.4 million to $41.9 million at September 30, 2000 from $49.3 million at December 31, 1999 as a result of $7.8 million of principal paydowns on CMO's and MBS's during the nine months ended September 30, 2000. Investments available for sale consisted of $38.5 million in fixed rate securities and $3.4 million in adjustable rate securities at September 30, 2000. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 2000 and December 31, 1999 follows:

                                           September 30, 2000                                  December 31, 1999
                      --------------------------------------------------------------  -------------------------------
                                         Gross           Gross          Estimated                        Estimated
                         Amortized     Unrealized      Unrealized        Market          Amortized        Market
                            Cost         Gains           Losses           Value             Cost           Value
                      --------------------------------------------------------------  -------------------------------
U. S. Gov't Agencies  $   10,292,280 $          0 $       (342,700) $     9,949,580   $   10,291,646 $     9,725,031
CMO's                     30,485,373        3,467       (1,086,609)      29,402,231       38,024,766      36,816,550
MBS's                      2,589,719            0          (11,220)       2,578,499        2,817,131       2,765,535

                      --------------------------------------------------------------  -------------------------------
Total                 $   43,367,372 $      3,467 $     (1,440,529) $    41,930,310   $   51,133,543 $    49,307,116
                      ==============================================================  ===============================

Loans, net - decreased $3.9 million to $295.8 million at September 30, 2000 from $299.7 million at December 31, 1999. This decrease was the result of approximately $40.1 million of principal collected on loans, partially offset by $37.2 million of loans originated during the nine months ended September 30, 2000. The following table sets forth certain information concerning the loan portfolio at the dates indicated.


                                          September 30,          December 31,
                                              2000                  1999
                                   --------------------------------------------

Mortgage loans (1-4  dwelling)      $           231,235,023  $     236,912,182
Construction loans                                   37,440            972,533
Commercial construction                             653,110          3,934,937
Consumer loans                                    3,583,286          3,273,792
Commercial real estate                           55,864,244         52,543,711
Commercial business                               9,097,598          6,790,348
                                   --------------------------------------------
Subtotal                                        300,470,701        304,427,503
                                   --------------------------------------------
Less:
    Deferred loan fees                              719,987            892,019
    Allowance for possible
     loan losses                                  3,927,848          3,840,967
                                   --------------------------------------------
Net Loans Receivable                $           295,822,866  $     299,694,517
                                   ============================================




At September 30, 2000, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $2.5 million of which $1.1 million related to loans that were individually measured for impairment with a valuation allowance of $425 thousand and $1.4 million of loans that were collectively measured for impairment with a valuation allowance of $70 thousand. For the nine months ended September 30, 2000, the average recorded investment in impaired loans was approximately $2.8 million. The Bank recognized $136 thousand of interest income on impaired loans, all of which was recognized on the cash basis. The Bank had $3.9 million in total reserves for possible loan losses at September 30, 2000, representing approximately 160% of non-accrual loans and 1.31% of total loans.

As of September 30, 2000 the Bank had outstanding loan commitments of $7.8 million, of which $3.9 million represented variable rate loans and $3.9 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings and, if necessary, the sale of investment securities available for sale.

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.


Non-Performing Assets:

                                                 September 30,   December 31,
                                                     2000            1999
                                                 -------------   ------------
Loans accounted for on a non-accrual basis:
Mortgage loans:
     One-to-four family                           $ 1,000,249     $ 1,386,096
     Commercial real estate                         1,460,732       1,510,167
     Consumer and other                                     0       $ 236,781
                                                  -----------     -----------
         Total mortgage non-accrual loans         $ 2,460,981     $ 3,133,044
                                                  -----------     -----------

     Troubled debt restructuring                  $   855,266     $   462,250
     Real estate owned, net                           306,926         448,541
     Other non-performing assets                       87,926          87,926
                                                  -----------     -----------
     Total non-performing assets, net             $ 3,711,099     $ 4,131,761
                                                  -----------     -----------


     Total non-accrual loans to net loans                0.83%           1.05%
                                                         ====            ====
     Total non-accrual loans to total assets             0.32%           0.41%
                                                         ====            ====
     Total non-performing assets to total assets         0.48%           0.53%
                                                         ====            ====

Mortgage-Backed Securities Held to Maturity - decreased $6.0 million to $115.4 million at September 30, 2000 from $121.4 million at December 31, 1999. The decrease is the result of $17.5 million in principal repayments, partially offset by the purchase of $11.6 million in FHLMC, GNMA and FNMA adjustable rate securities. Mortgage-backed securities at September 30, 2000 consisted of $67.0 million in fixed rate securities and $48.4 million in adjustable rate securities. Mortgage-backed securities held to maturity at September 30, 2000 and December 31, 1999 are summarized below:

                                    September 30, 2000                                  December 31, 1999
            -----------------------------------------------------------------  ----------------------------------
                                   Gross         Gross
                 Amortized      Unrealized     Unrealized        Estimated         Amortized        Estimated
                   Cost            Gains         Losses        Market Value           Cost         Market Value
            -----------------------------------------------------------------  ----------------------------------

GNMA         $    34,635,833  $     267,471 $    (554,605)   $    34,348,699   $     37,742,389 $     36,940,635

FNMA              52,184,458        274,253      (526,969)        51,931,742         50,801,575       49,845,090

FHLMC             28,573,535        483,374       (35,355)        29,021,554         32,880,455       33,029,307

            -----------------------------------------------------------------  ----------------------------------
Total        $   115,393,826  $   1,025,098 $  (1,116,929)   $   115,301,995   $    121,424,419 $    119,815,032
            =================================================================  ==================================




Deposits - increased $25.6 million to $629.5 million at September 30, 2000 from $603.9 million at December 31, 1999 as a result of an increase in non-interest checking accounts of $14.2 million, saving accounts of $5.6 million, certificate of deposits of $1.3 million, interest bearing checking accounts of $1.9 million and money market accounts of $2.6 million. Non-interest checking accounts increased due to the promotion of "Free Personal" and "Free Business" checking accounts. Interest credited to depositor's accounts for the nine months ended September 30, 2000 amounted to $5.3 million. The following table sets forth certain information concerning deposits at the dates indicated:

                                        September 30, 2000                         December 31, 1999
                             -------------------------------------------------------------------------------------
                                               Percent     Weighted                      Percent      Weighted
                                               of Total    Average                       of Total      Average
                                  Amount       Deposits      Rate              Amount    Deposits       Rate
                             -------------------------------------------------------------------------------------
Non-interest checking             $96,735,258   15.37%      0.00%           $82,504,184   13.66%        0.00%
Checking accounts                 108,407,035   17.22%      3.04%           106,541,028   17.64%        2.26%
Savings accounts                  112,805,108   17.92%      2.70%           107,207,225   17.76%        2.67%
Money market accounts              68,178,245   10.83%      2.74%            65,583,704   10.86%        2.76%
Certificates                      243,339,274   38.66%      5.05%           242,055,976   40.08%        4.92%
                             -------------------------------------------------------------------------------------
   Total Deposits                $629,464,920  100.00%      3.31%          $603,892,117  100.00%        3.20%
                             =====================================================================================


Borrowings - at September 30, 2000 amounted to $96.3 million. Borrowings included $10.0 million of 10% Subordinated Debentures, $80.0 million in securities sold under agreements to repurchase with a weighted average interest rate of 5.60% and $6.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.49%. At December 31, 1999 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $90.0 million in securities sold under agreements to repurchase with a weighted average rate of 5.62% and $16.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 6.0%.

RESULTS OF OPERATIONS -

General

The earnings of the Corporation depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits including non-interest checking accounts and borrowings. Net interest income is a function of the interest rate spread, which is the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as
well  as  the  average  balance  of  interest-earning   assets  as  compared  to
interest-bearing liabilities. Net income is also affected by non-interest income, such as gains (losses) on the sale of loans and investments, provision for loan losses and real estate owned, service charges and other fees and operating expenses: such as salaries and employee benefits, deposit insurance premiums, depreciation, occupancy and equipment expense and purchased services expense.

The Corporation recorded net income for the three months ended September 30, 2000 of $1.3 million, or $.19 diluted earnings per share as compared to $1.3 million, or $.18 diluted earnings per share for the comparable period in 1999. Earnings for the nine months ended September 30, 2000 were $3.9 million, or $.56 diluted earnings per share as compared to $3.7 million, or $.51 diluted earnings per share for the comparable period in 1999.

Interest Rate Spread

The Bank's interest income is affected by the difference or "interest rate spread" between yields received by the Bank on its interest-earning assets and the interest rates paid by the Bank on its interest-bearing liabilities including non-interest checking accounts. Net interest income is affected by (i) the spread between the yield earned on interest-earning assets and the interest rates paid on interest-bearing deposits including non-interest checking accounts and borrowings (liabilities) and (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities. The Bank's interest rate spread varies over time because income from investment securities and mortgage-backed securities depends upon the amount invested during the period and the yields earned on such securities. The yield on loans receivable changes principally as a result of existing mortgage loan repayments, adjustable rate loan adjustments, sales and the interest rates and volume of new mortgage loans. Interest expense on certificates of deposit changes due to their periodic maturity and the prevailing current market interest rates.

Average Balance of Interest-Earning Assets and Interest-Bearing Liabilities

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                                  Three Months Ended September 30,
                                ----------------------------------------------------------------------------------------------------
                                                     2000                                                  1999
                                ------------------------------------------------   -------------------------------------------------
                                   Average                            Average           Average                            Average
                                   Balance          Interest        Yield/Rate          Balance           Interest       Yield/Rate
                                ---------------  ----------------   ------------   ------------------  ---------------   -----------
                                                                       (Dollars in Thousands)
Interest-earning assets:
  Loans receivable           $         301,532   $         5,954          7.90%    $         301,303   $        6,072          8.06%
  Mortgage-backed securities           111,323             1,907          6.85%               96,719            1,628          6.73%
  Investment securities                313,670             5,267          6.72%              294,038            4,685          6.37%
                             ------------------  ----------------   ------------   ------------------  ---------------   -----------
Total interest-earning
     assets                            726,525            13,128          7.23%              692,060           12,385          7.16%
                             ------------------  ----------------   ------------   ------------------  ---------------   -----------

Interest-bearing liabilities:
  Deposits                             622,169             5,279          3.39%              581,169            4,582          3.15%
  Borrowings                            90,521             1,303          5.76%               96,434            1,388          5.76%
  Subordinated debentures               10,000               264         10.56%               10,000              264         10.56%
                             ------------------  ----------------   ------------   ------------------  ---------------   -----------
Total interest-bearning
     liabilities             $         722,690             6,846          3.79%    $         687,603            6,234          3.63%
                             ==================  ----------------   ------------   ==================  ---------------   -----------
Net interest income                              $         6,282                                       $        6,151
                                                 ================                                      ===============
Interest rate spread                                                      3.44%                                                3.53%
                                                                    ============                                         ===========
Net yield on average interest-earning assets                              3.46%                                                3.56%
                                                                    ============                                         ===========
Ratio of average interest-
earning assets to average interest-bearing liabilities                  100.53%                                              100.65%
                                                                    ============                                         ===========

                                                                      Nine Months Ended September 30,
                                   -------------------------------------------------------------------------------------------------
                                                        2000                                                  1999
                                   ------------------------------------------------    ---------------------------------------------
                                      Average                            Average           Average                        Average
                                      Balance          Interest         Yield/Rate         Balance        Interest       Yield/Rate
                                   ---------------  ----------------    -----------    -----------------  ----------     -----------
                                                                          (Dollars in Thousands)
Interest-earning assets:
     Loans receivable           $         302,333   $        17,599          7.76%     $        301,127   $  17,646          7.81%
     Mortgage-backed securities           117,176             5,926          6.74%               91,468       4,687          6.83%
     Investment securities                309,750            15,372          6.62%              289,058      12,904          5.95%
                                ------------------  ----------------    -----------    -----------------  ----------  -------------
Total interest-earning
        assets                            729,259            38,897          7.11%              681,653      35,237          6.89%
                                ------------------  ----------------    -----------    -----------------  ----------  -------------

Interest-bearing liabilities:
     Deposits                             615,557            15,279          3.31%              556,860      13,326          3.19%
     Borrowings                            94,583             4,040          5.69%               96,448       4,119          5.69%
     Subordinated debentures               10,000               793         10.57%               10,000         793         10.57%
                                ------------------  ----------------    -----------    -----------------  ----------  -------------
Total interest-bearing
        liabilities             $         720,140            20,112          3.72%     $        663,308      18,238          3.67%
                                ==================  ----------------    -----------    =================  ----------  -------------
Net interest income                                 $        18,785                                       $  16,999
                                                    ================                                      ==========
Interest rate spread                                                         3.39%                                           3.23%
                                                                        ===========                                   =============
Net yield on average interest-earning assets                                 3.43%                                           3.32%
                                                                        ===========                                   =============
Ratio of average interest-
     earning assets to average interest-bearing liabilities                101.27%                                         102.77%
                                                                        ===========                                   =============

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

                                          Three Months Ended                Nine Months Ended
                                             September 30,                    September 30,
                                        2000 compared to 1999             2000 compared to 1999
                                     ------------------------------   -------------------------------
                                      Increase (Decrease) due to:      Increase (Decrease) due to:
                                        Rate     Volume      Total      Rate      Volume      Total
                                     ------------------------------   -------------------------------
                                                             (In Thousands)
Interest income:
  Loans receivable                   $  (123)   $     5    $  (118)   $  (118)   $    71    $   (47)
  Mortgage-backed securities              33        246        279        (78)     1,317      1,239
  Investment securities                  269        313        582      1,544        924      2,468
                                     -----------------------------    -----------------------------
   Total change - interest income        179        564        743      1,348      2,312      3,660
                                     -----------------------------    -----------------------------
Interest expense:
  Deposits                               402        295        697        548      1,405      1,953
  Borrowings                             (44)       (41)       (85)         1        (80)       (79)
  Subordinated debentures                  0          0          0          0          0          0
                                     -----------------------------    -----------------------------
   Total change - interest expense       358        254        612        549      1,325      1,874
                                     -----------------------------    -----------------------------
Net change in net interest income    $  (179)   $   310    $   131    $   799    $   987    $ 1,786
                                     =============================    =============================

Net Interest Income - for the three and nine months ended September 30, 2000 totaled $6.3 million and $18.8 million, respectively. Net interest income for the three months ended September 30, 2000 increased $131 thousand as compared to the same period in 1999 due primarily to an increase in interest income on investment securities of $582 thousand, an increase in mortgage backed securities of $279 thousand, and a decrease on interest expense on borrowings of $85 thousand, partially offset by an increase in interest expense on deposits of $697 thousand and a decrease in interest income on loans of $118 thousand.

Investment securities increased $582 thousand to $5.3 million due to an increase in the average balance of the portfolio of $19.6 million to $313.6 million for the three months ended September 30, 2000 from $294.0 million for the same period in 1999. This increase was primarily due to the net increase since
September 1999 in repurchase agreement investments of $28.0 million, which resulted in a volume increase in interest income of $313 thousand. The average yield on the investment portfolio increased 35 basis points to 6.72% for the three months ended September 30, 2000 from 6.37% for the three months ended September 30, 1999, which resulted in a increase in interest income of $269 thousand.

Interest income on mortgage backed securities increased $279 thousand to $1.9 million for the three months ended September 30, 2000 from $1.6 million for the same period in 1999, which was primarily due to a $14.6 million increase in the average balance of the portfolio to $111.3 million for the three months ended September 30, 2000 from $96.7 million for the same period in 1999. The increase since September 1999 in the mortgage backed securities portfolio was from the purchases of $33.8 million of adjustable rate mortgage backed securities offset by principal paydowns of $23.1 million. This resulted in a volume increase in interest income of $246 thousand. The average yield of the portfolio increased 12 basis points to 6.85% for the three months ended September 30, 2000 from 6.73% for the same period in 1999, which resulted in an increase in interest income of $33 thousand.

Interest income on loans decreased $118 thousand to $6.0 million for the three months ended September 30, 2000 from $6.1 million for the same period in 1999 principally due to a decrease in the loan portfolio's average rate to 7.90% for the three months ended September 30, 2000 from 8.06% for the three months ended September 30, 1999. The decrease in the average yield for the current three month period is primarily due to interest income on impaired loans. Average interest rate on loans during the 1999 period includes $527 thousand of interest income reorganized on impaired loans as compared to $136 thousand recognized in 2000. The average balance of the loan portfolio increased $229 thousand to $301.5 million for the three months ended September 30, 2000 from $301.3 million for the same period in 1999, which resulted in an increase in interest income of $5 thousand.

Interest expense on deposits increased $697 thousand for the three months ended September 30, 2000 compared to the same period in 1999. The average balance of deposits increased $41.0 million to $622.2 million for the three months ended September 30, 2000 from $581.2 million for the same period in 1999, which resulted in a volume increase in interest expense of $295 thousand. The weighted average rates paid on deposits increased 24 basis points to 3.39% for the three months ended September 30, 2000 from 3.15% for the same period in 1999, which resulted in an increase in interest expense of $402 thousand due to rate changes. Average balances and interest rates on checking accounts tied to treasury rates increased sharply during the third quarter due to a significant rise in short-term interest rates and short-term certificates of deposit repriced at higher costs.

Net interest income for the nine months ended September 30, 2000 increased $1.8 million to $18.8 million from $17.0 million for the same period in 1999, due primarily to an increase in interest income on investment securities of $2.5 million and an increase in mortgage backed securities of $1.2 million, partially offset by an increase in interest expense on deposits of $2.0 million.

The increase in interest income on investment securities for the nine months ended September 30, 2000 as compared to the same period in 1999 was due to an increase in the average balance of the investment portfolio of $20.7 million to $309.8 million for the nine months ended September 30, 2000 from $289.1 million for the same period in 1999, which resulted in a volume increase in interest income of $924 thousand. The average yield on the investment portfolio increased 67 basis points to 6.62% for the nine months ended September 30, 2000 from 5.95% for the same period in 1999, which resulted in an increase in interest income of $1.5 million.

Interest income on mortgage backed securities increased $1.2 million to $5.9 million for the nine months ended September 30, 2000 from $4.7 million for the same time period in 1999, which was primarily due to a $25.7 million increase in the average balance of the portfolio to $117.2 million for the nine months ended September 30, 2000 from $91.5 million for the same period in 1999. The increase in the mortgage backed securities portfolio was due to purchases of $33.8 million, partially offset by $23.1 million of principal paydowns from September 1999 through September 2000. This resulted in a volume increase in interest income of $1.3 million. The average yield of the portfolio decreased 9 basis points to 6.74% for the nine months ended September 30, 2000 from 6.83% for the same time period in 1999, which resulted in a decrease in interest income of $78 thousand.

Interest expense on deposits increased $2.0 million to $15.3 million for the nine months ended September 30, 2000 compared to $13.3 million for the same period in 1999. The average balance on deposits increased $58.7 million to $615.6 million for the nine months ended September 30, 2000 from $556.9 million for the nine months ended September 30, 1999 which resulted in an increase in interest expense of $1.4 million. Average interest rates on deposits increased 12 basis points to 3.31% for the nine months ended September 30, 2000 from 3.19% for the same period in 1999 which resulted in an increase in interest expense of $548 thousand.

Provision for Loan Losses - for the three months ended September 30, 2000 decreased $414 thousand to $60 thousand from $474 thousand for the same period in 1999. For the nine months ended September 30, 2000 there was a decrease in the provision for loan losses of $414 thousand to $180 thousand compared to $594 thousand for the same period in 1999. At September 30, 2000 non-performing loans decreased $672 thousand from December 31, 1999. Such decreases precipitated the decrease in the provision for loan losses. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. The Corporation will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as economic conditions dictate. Management continues to offer a wider variety of loan products coupled with the continued change in the mix of the products offered in the loan portfolio from lower yielding loans (i.e., one to four family loans) to higher yielding loans (i.e., commercial real estate mortgage, commercial construction, consumer, and commercial business) which have a higher degree of risk than one to four family loans. Although the Corporation maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and nine months ended September 30, 2000 totaled $754 thousand and $2.2 million, respectively, remaining constant for the three month period and decreasing $182 thousand during the nine month period ending September 30, 2000 compared to the same period in 1999. Gain on disposal of fixed assets decreased $245 thousand for the nine months ended September 30, 2000 due to the sale in May 1999 of a two acre parcel of land. Loan servicing fees during the third quarter of 1999 include $25 thousand in late charges received from one commercial loan. Real estate owned expenses increased during the third quarter of 2000 primarily due to expenditures of $9 thousand incurred to prepare one property for sale.

Operating Expenses - for the three month and nine months ended September 30, 2000 amounted to $5.0 million and $14.7 million, respectively as compared to $4.4 million and $13.0 million for the same periods in 1999.

Salaries and Employee Benefits - for the three and nine month periods ended September 30, 2000 were $2.9 million and $8.7 million, respectively, as compared to $2.6 million and $7.5 million for the same periods in 1999. The increase was due to annual cost of living raises and additional staff in the four new branches opened since September 30, 1999. Average full time equivalent employees at September 30, 2000 were 423 as compared to 374 at September 30, 1999.

Occupancy and Equipment - for the three and nine month periods ended September 30, 2000 amounted to $1.1 million and $3.0 million, respectively, as compared to $872 thousand and $2.6 million for the same periods in 1999. The increase is the result of additional depreciation and occupancy expenses on the new branches opened, as well as other facility improvements and equipment additions since September 30, 1999.

Purchased Services - for the three and nine month periods ended September 30, 2000 amounted to $478 thousand and $1.4 million, respectively, as compared to $387 thousand and $1.1 million for the same periods in 1999. ATM charges increased $129 thousand and check processing costs have increased $73 thousand for the nine months ended September 30, 2000 due to higher transaction volume from an increase in the number of checking accounts.

Professional Fees - for the three and nine month period ended September 30, 2000 were $118 thousand and $352 thousand, respectively, as compared to $81 thousand and $360 thousand for the same periods in 1999. Accounting and regulatory supervision fees increased during the current quarter.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the nine months ended September 30, 2000 from the information presented in the annual report on Form 10-K for the year ended December 31, 1999.

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





FMS FINANCIAL CORPORATION





Date: November 14, 2000                      /s/ Craig W. Yates
                                          --------------------------------------
                                          Craig W. Yates
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Date: November 14, 2000                      /s/ Channing L. Smith
                                          --------------------------------------
                                          Channing L. Smith
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)