Form 10-K405
period 2000-12-31
FMS FINANCIAL CORP
filed 2001-03-28
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission File Number: 0-17353

                            FMS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  New Jersey                             22-2916440
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer or organization)
                                                       Identification No.)

   3 Sunset Road, Burlington, New Jersey                   08016
---------------------------------------------  ---------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:     (609) 386-2400
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:     None
                                                              --------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
             ------------------------------------------------------
                                (Title of Class)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

         Based on the closing sales price of $8.84 per share of the registrant's common stock on March 1, 2001, as reported on the Nasdaq National Market System the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $59.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   Portions of 2000 Annual Report to Stockholders (Parts II and IV)
     2.   Portions  of  Proxy   Statement   for  the  2001  Annual   Meeting  of
          Stockholders. (Part III)

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

         The Registrant principally operates through its thirty-one branch offices located throughout Burlington County, New Jersey. The Registrant is primarily engaged in the business of attracting deposits from the general public and originating loans which are secured by residential real estate. To a lesser extent, the Registrant also originates consumer, commercial business loans and construction loans and invests in U.S. government securities and mortgage-related securities.

         On January 25, 2001, the Corporation announced that it entered into an Agreement and Plan of Merger Conversion with CloverBank of Pennsauken, New Jersey, whereby CloverBank will convert to the stock form of organization and simultaneously merge with and into Farmers and Mechanics Bank.

         Because CloverBank is undertaking a Voluntary Supervisory Conversion under the applicable regulations of the Office of Thrift Supervision ("OTS"), no stock will be issued to depositors or other members of CloverBank.

         The Agreement, which does not require stockholder approval of the Corporation, nor approval of the depositors of CloverBank, is subject to regulatory approval of the transaction, among other conditions. If approved, the merger is expected to be consummated by June, 2001.

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

                                                                          December 31,
                               -------------------------------------------------------------------------------------------------
                                       2000               1999                 1998               1997                1996
                               -----------------   -----------------   ------------------   ----------------   -----------------
                               Carrying   Percent  Carrying  Percent   Carrying   Percent  Carrying  Percent   Carrying  Percent
                                Value     of Total   Value   of Total    Value    of Total  Value    of Total   Value    of Total
                               --------   ------   --------   ------   --------    ------   -------   ------   -------    ------
                                                                         (In thousands)
Mortgage loans:
  One-to-four family......     $228,428    77.47%  $236,912    77.82%  $245,415     81.07% $253,001    82.43% $257,451     82.89%
  Commercial real estate..       52,763    17.90     52,544    17.26     45,938     15.18    42,974    14.00    39,177     12.61
  Commercial construction.        1,062      .36      3,935     1.29      2,609       .86     2,385      .78     4,395      1.42
  Construction............          163      .06        973      .32      1,390       .46     3,258     1.06     3,712      1.20
                               --------   ------   --------   ------   --------    ------   -------   ------   -------    ------
      Total mortgage loans      282,416    95.79    294,364    96.69    295,352     97.57   301,618    98.27   304,735     98.12
                               --------   ------   --------   ------   --------    ------   -------   ------   -------    ------
Consumer and other
loans:
  Consumer................        3,900     1.32      3,274     1.08      3,237      1.07     3,609     1.17     4,015      1.29
  Commercial business.....        8,522     2.89      6,790     2.23      4,121      1.36     1,712      .56     1,830       .59
                               --------   ------   --------   ------   --------    ------   -------   ------   -------    ------
   Total consumer and other
        loans.............       12,422     4.21     10,064     3.31      7,358      2.43     5,321     1.73     5,845      1.88
                               --------   ------   --------   ------   --------    ------   -------   ------   -------    ------
      Total loans.........     $294,838   100.00%  $304,428   100.00%  $302,710    100.00% $306,939   100.00% $310,580    100.00%
                               ========   ======   ========   ======   ========    ======  ========   ======  ========    ======

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

         The Registrant presently offers residential loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate indexed higher than the corresponding U.S. Treasury security index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and presently not to exceed a rate of 11.5% over the life of the loan. At December 31, 2000, adjustable-rate residential first mortgage loans amounted to $47.4 million or 16.09% of the total residential loan portfolio. These loans are generally not originated under terms, conditions and documentation which permit their sale in the secondary mortgage market to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA").

         Fixed-rate mortgage loans are generally underwritten according to FHLMC and FNMA guidelines. The Registrant periodically sells selected fixed-rate residential loans, without recourse, to provide additional funds for lending and to restructure the loan portfolio to improve interest rate risk. Generally, if the property is not owner-occupied, a higher rate of interest is charged on such loans. At December 31, 2000, $161.0 million, or 54.60%, of the total residential loan portfolio, consisted of long-term fixed-rate first mortgage loans, of which none were classified as held for sale.

         The Registrant's lending policies generally limit the maximum loan-to-value ratio on owner- occupied residential first mortgage loans to 95% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. Mortgage loans on investment properties are made at loan-to-value ratios up to 70%. The loan-to- value ratio, maturity and other provisions of the loans made by the Registrant have generally reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Registrant. The Registrant requires fire and casualty insurance on all properties securing real estate loans and also performs title searches to ensure its lien position.

         The Registrant actively solicits and originates home equity loans and home equity lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 2000, the Registrant had home equity loans in the amount of $20.0 million, or 6.79%, of its residential loan portfolio and approved $19.2 million in home equity lines of credit, of which $7.4 million was outstanding.

         Commercial Real Estate Loans. Commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), in the Registrant's market area. Commercial real estate loans and multi-family residential loans have been made in amounts up to $3.8 million, with most of such loans ranging in size from $100,000 to $1.0 million. Loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust above the prime interest rate (generally 1% to 2%) or a specified treasury index or are balloon loans with fixed interest rates which mature in three to five years with principal amortization for a period of up to 25 years. At December 31, 2000, the Registrant's commercial real estate loan portfolio consisted of $49.7 million of commercial real estate and $3.0 million of multi-family loans.

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

         Construction financing is generally considered to involve a higher degree of risk of loss than long- term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Registrant may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Registrant may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

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

         Loan Commitments. The Registrant issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases, the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. Generally, the commitment requires acceptance within 15 days of the date of issuance. At December 31, 2000, the Registrant had $7.9 million of commitments to cover originations and $14.6 million in undisbursed funds on outstanding lines of credit. Management believes that virtually all of the Registrant's commitment will be funded.

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

                                                              At December 31,
                                              ----------------------------------------------
                                               2000      1999      1998      1997      1996
                                              ------    ------    ------    ------    ------
                                                            (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One-to-four family                          $  778    $1,386    $1,733    $2,394    $2,413
  Commercial real estate                       1,409     1,510     1,205     1,163     1,663
  Consumer and other                              24       237       282        80        15
                                              ------    ------    ------    ------    ------
    Total mortgage non-accrual loans          $2,211    $3,133    $3,220    $3,637    $4,091
                                              ------    ------    ------    ------    ------

Other non-accrual loans                           --        --        --        --        --
Troubled debt restructuring                   $  790    $  462    $  477    $  684    $  560(1)
Real estate owned, net                           355       449       168       446       622
Other non-performing assets                       88        88       644       644     1,228
                                              ------    ------    ------    ------    ------
Total non-performing assets                   $3,444    $4,132    $4,509    $5,411    $6,501
                                              ======    ======    ======    ======    ======

Total non-accrual loans to net loans             .76%     1.05%     1.08%     1.20%     1.33%
                                              ======    ======    ======    ======    ======
Total non-accrual loans to total assets          .26%      .41%      .47%      .58%      .76%
                                              ======    ======    ======    ======    ======
Total non-performing assets to total assets      .41%      .53%      .65%      .86%     1.20%
                                              ======    ======    ======    ======    ======

--------------
(1) Loans restructured prior to SFAS Nos. 114 and 118 effective date and performing in accordance with the terms of the restructuring agreement.


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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, which specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

         The following table sets forth the Registrant's classified assets in accordance with its classification system.


                                                  At December 31, 2000
                                                      (In thousands)
           Special mention..................               $1,080
           Substandard......................                5,469
           Doubtful.........................                    0
           Loss.............................                    0
                                                           ------
                    Total...................               $6,549
                                                           ======

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

         The following table sets forth an analysis of the Registrant's allowance for loan losses for the periods indicated.

                                                           For the Year Ended December 31,
                                            -------------------------------------------------------
                                              2000        1999        1998        1997        1996
                                            -------     -------     -------     -------     -------
                                                              (Dollars in Thousands)
Balance at beginning of period.......       $ 3,841     $ 3,342     $ 3,138     $ 2,782     $ 2,767
Loans charged-off:
  One-to-four family.................           (40)        (77)        (37)         (8)       (114)
  Commercial real estate.............           (83)         --          --          --          --
  Construction.......................            --        (128)         --          --          --
  Consumer...........................            (9)         --          (1)        (40)         (1)
  Commercial business................            --         (28)         --          (1)         --
                                            -------     -------     -------     -------     -------
    Total charge-offs................          (132)       (233)        (38)        (49)       (115)
Recoveries...........................            31          78           2           5          10
                                            -------     -------     -------     -------     -------
Net loans charged-off................          (101)       (155)        (36)        (44)       (105)
                                            -------     -------     -------     -------     -------
Provision for possible loan losses...           240         654         240         400         120
                                            -------     -------     -------     -------     -------
Balance at end of period.............       $ 3,980     $ 3,841     $ 3,342     $ 3,138     $ 2,782
                                            =======     =======     =======     =======     =======
Ratio of net charge-offs to average
  loans outstanding during the
  period.............................          .034%       .051%       .012%       .014%       .035%
                                            =======     =======     =======     =======     =======


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

                                                                       At December 31,
                          ---------------------------------------------------------------------------------------------------------
                                 2000                1999                  1998                1997               1996
                          -------------------   ------------------   -------------------   ------------------   -------------------
                                  Percent of           Percent of            Percent of           Percent of            Percent of
                                   Loans to             Loans to              Loans to             Loans to              Loans to
                          Amount  Total Loans   Amount Total Loans   Amount  Total Loans   Amount Total Loans   Amount  Total Loans
                          ------  -----------   ------ -----------   ------  -----------   ------ -----------   ------  -----------
                                                            (Dollar s in Thousands)
Loans:
One-to-four family....... $2,912     77.48%     $2,506    77.82%     $1,929      81.11%    $2,016    82.43%     $1,716     82.89%
Commercial real estate...    887     17.90       1,063    17.26       1,232      15.14        954    14.00         877     12.61
Commercial construction..      9       .36          39     1.29          26        .86         24      .78          44      1.42
Construction.............      5       .05          10      .32          14        .46         32     1.06          37      1.20
Consumer and other.......     31      1.32          65     1.08          65       1.07         62     1.17          76      1.29
Commercial business......    136      2.89         158     2.23          76       1.36         50      .56          32       .59
                          ------    ------      ------   ------      ------     ------     ------   ------      ------    ------
   Total allowance for
     loan losses......... $3,980    100.00%     $3,841   100.00%     $3,342     100.00%    $3,138   100.00%     $2,782    100.00%
                          ======    ======      ======   ======      ======     ======     ======   ======      ======    ======

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

        Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2000, Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $419.9 million and $40.9 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2000, the Registrant's securities available for sale had an amortized cost of $41.4 million and market value of $40.9 million (unrealized loss of $358 thousand, net of deferred income taxes). The changes in market value in the Registrant's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Corporation's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

        At December 31, 2000, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

        Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass- through certificates market.

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

                                                           At December 31,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  --------   --------  --------
                                                          (In Thousands)
Investment securities held to maturity:
  U.S. government and agency securities........   $167,923   $170,611  $ 78,292
  Reverse repurchase agreements................     60,342         --        --
  Municipal bonds..............................      3,888      1,509     3,824
  U.S. treasuries..............................         --         --        --
  CMO's........................................     43,954     48,187    47,302
  Mortgage-backed securities...................    143,752    121,424    90,593
Investment securities available for sale:
  U.S. government and agency securities........     10,206      9,725    18,501
  CMO's........................................     28,156     36,817    91,332
  Mortgage-backed securities...................      2,517      2,766        --
                                                  --------   --------  --------
      Total investment securities..............    460,738    391,039   329,844
 FHLB stock....................................      6,315      4,861     4,861
 Interest bearing deposits and
  overnight investments........................     14,862     25,786        --
                                                  --------   --------  --------
  Total investments............................   $481,915   $421,686  $334,705
                                                  ========   ========  ========

        The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Registrant's investment securities at December 31, 2000. The following table does not take into consideration the effects of scheduled repayments or the effects of possible repayments.

                                                                    Five to           More than
                            One Year or Less   One to Five Years    Ten Years         Ten Years       Total Investment Securities
                            -----------------  ----------------- ----------------  ------------------ ---------------------------
                            Carrying  Average  Carrying Average  Carrying Average  Carrying   Average Carrying    Market  Average
                             Value     Yield    Value    Yield    Value    Yield     Value     Yield    Value     Value    Yield
                             -----     -----    -----    -----    -----    -----     -----     -----    -----     -----    -----
                                                              (Dollars in Thousands)
Investment securities
held to maturity:
 U.S. government and
 agency obligations.......   $    --     --%  $27,139    6.41% $ 94,278    6.61%  $ 46,506    7.52%   $167,923  $166,379    6.83%
 Reverse Repurchase
 Agreements...............    60,342   6.58        --      --        --      --         --      --      60,342    60,342    6.58
 Municipal bonds..........     3,658   4.70        --      --        --      --        230    5.60       3,888     3,896    4.76
 CMO's....................        --     --        --      --     3,722    6.54     40,232    6.68      43,954    43,461    6.67
 Mortgage-backed
   securities.............        73   8.93     1,004    8.12     8,384    7.34    134,291    7.11     143,752   145,204    7.13
Investment securities
  available for sale:
 U.S. government and
   agency obligations.....        --     --     5,295    6.06     2,997    6.57      2,000    6.94      10,206    10,206    6.38
 CMO's....................        18   6.80       598    7.18     3,710    6.10     24,332    6.69      28,156    28,156    6.62
 Mortgage-backed
   securities.............        --     --        --      --        --      --      2,491    7.50       2,517     2,517    7.50
 FHLB stock...............        --     --        --      --        --      --      6,315    7.30       6,315     6,315    7.30
 Interest-bearing
   deposits and
   overnight
   investments............    14,862   6.25        --      --        --      --         --      --      14,862    14,862    6.25
                             -------          -------          --------           --------            --------  --------
   Total..................   $78,953   6.43%  $34,036    6.42% $113,091    6.64%  $256,397    7.08%   $481,915  $481,338    6.83%
                             =======   ====   =======    ====  ========    ====   ========    ====    ========  ========    ====


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

        Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2000.


Maturity Period of Deposits                  Certificates of
---------------------------                  ---------------
                                                 Deposit
                                                 -------
                                              (In Thousands)

Three months or less......................        $18,163
Three through six months..................          3,897
Six through twelve months.................          5,232
Over twelve months........................          8,295
                                                  -------
     Total................................        $35,587
                                                  =======

        Deposit Rate. The following table sets forth the distribution of the Registrant's average balance of deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                        At December 31,
                                 ---------------------------------------------------------------------------------------------
                                            2000                             1999                         1998
                                 ----------------------------    --------------------------     ------------------------------
                                                       Weighted                       Weighted                        Weighted
                                           Percent of  Average            Percent of  Average            Percent of   Average
                                 Average     Total     Nominal   Average   Total      Nominal   Average    Total      Nominal
                                 Balance    Deposits    Rate     Balance   Deposits    Rate     Balance  Deposits      Rate
                                 -------    --------   -------   -------   --------   --------  -------  --------     --------
                                                            (Dollars In Thousands)
Passbook and regular savings...  $102,960     16.56%    2.47%   $ 95,370    16.82%     2.43%   $ 84,480    16.31%      2.53%
Checking accounts..............   199,378     32.10     1.80     162,484    28.66      1.25     128,259    24.76        .99
Money market deposit accounts..    67,512     10.87     2.75      65,964    11.63      2.76      62,099    11.99       2.64
Certificates of deposit........   242,063     38.97     5.14     234,367    41.33      4.92     234,471    45.26       5.35
Surrogate statement............     9,314      1.50     5.30       8,816     1.56      5.33       8,714     1.68       5.80
                                 --------    ------     ----    --------   ------      ----    --------   ------       ----
  Total Deposits...............  $621,227    100.00%    3.36%   $567,001   100.00%     3.20%   $518,023   100.00%      3.49%
                                 ========    ======     ====    ========   ======      ====    ========   ======       ====

Personnel

        As of December 31, 2000 the Registrant had 286 full-time employees and 210 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

Regulation

        Set forth below is a brief description of certain laws which related to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

        On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (the "Act") which, effective March 11, 2000, permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

        The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with a nonfinancial entity. As a grandfathered unitary thrift holding company, the Corporation will retain its authority to engage in nonfinancial activities.

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

        The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

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

        Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

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

        Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At December 31, 2000, the Bank was in compliance with its QTL requirement, with 75.39% of its assets invested in Qualified Thrift Investments.

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

        Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 2000, the Bank's liquid asset ratio was 49.85%.

        Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Properties
-------------------

        The Registrant conducts its business through its two administrative offices located in Burlington, New Jersey and its 31 branch locations in Burlington County, New Jersey. All of the Registrant's office and branch facilities are owned by the Registrant, except for four branch office locations, two located in Lumberton and two located in Medford, New Jersey. Management of the Registrant considers the physical condition of each of the Registrant's administrative and branch offices to be good and adequate for the conduct of the Registrant's business.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

        The information contained under the section captioned "Stock Market Information" in the Corporation's 2000 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

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

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

        None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

        The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominee for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and "- Biographical Information" in the 2001 Proxy Statement are incorporated herein by reference.

Executive Officers of the Corporation Who Are Not Directors


Name and Title                                      Age as of December 31, 2000
--------------                                      ---------------------------

Channing L. Smith                                                57
Vice President and Chief Financial Officer

James E. Igo                                                     44
Senior Vice President and Chief Lending Officer

Thomas M. Topley                                                 40
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

                 1. The consolidated statements of financial condition of FMS Financial Corporation and subsidiary as of
                          December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000, together with the related notes and the independent auditors' report of PricewaterhouseCoopers LLP, independent accountants.

                 2.       Schedules omitted as they are not applicable.

                 3.       Exhibits

                          The following Exhibits are filed as part of this report:

                          3.1      Certificate of Incorporation*
                          3.2      Bylaws*
                          4        Agreement to furnish copy to  Securities  and Exchange Commission upon
                                   request of Indenture dated  July  28,   1994,   relating   to  10% Subordinated
                                   Debentures due 2004 in aggregate principal amount of $10 million**
                          10.1     Stock Option and Incentive Plan***
                          13       Portions of the 2000 Annual Report to Stockholders
                          21       Subsidiaries of the Registrant
                          23       Consent of Independent Accountants

                 ---------------
                    * Incorporate by reference to the Registrant's Form S-1 Registration Statement No. 33-24340.
                    ** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
                    *** Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-24340.

          (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2001.

                                        FMS FINANCIAL CORPORATION


                                        By:   /s/Craig W. Yates
                                              ----------------------------------
                                              Craig W. Yates, President and
                                              Chief Executive Officer
                                              (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2001 by the following persons on behalf of the registrant and in the capacities indicated.


/s/Craig W. Yates                                      /s/George J. Barber
-----------------------------------------------        -------------------------
Craig W. Yates                                         George J. Barber
President, Chief Executive Officer and Director        Director
(Principal Executive Officer)


/s/Channing L. Smith                                   /s/Edward J. Staats, Jr.,
-----------------------------------------------        -------------------------
Channing L. Smith                                      Edward J. Staats, Jr.,
Vice President and Chief Financial Officer             Chairman of the Board
(Principal Financial and Accounting Officer)


/s/Wayne H. Page                                       /s/James C. Lignana
-----------------------------------------------        -------------------------
Wayne H. Page                                          James C. Lignana
Director                                               Director



/s/Dominic W. Flamini                                  /s/Vincent R. Farias
-----------------------------------------------        -------------------------
Dominic W. Flamini                                     Vincent R. Farias
Director                                               Director


/s/Roy D. Yates                                        /s/Mary Wells
-----------------------------------------------        -------------------------
Roy D. Yates                                           Mary Wells
Director                                               Director