Form 10-Q
period 2001-03-31
FMS FINANCIAL CORP
filed 2001-05-11
CIK 839845

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended March 31, 2001

                                       OR

     Transition report pursuant to section 13 or 15(d) of the Securities --- Exchange Act of 1934


                         Commission file number 0-17353

                            FMS FINANCIAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                      22-2916440
----------                                                      ----------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

3 Sunset Road, Burlington, New Jersey                                 08016
--------------------------------------------                       ----------
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

     As of May 4, 2001 there were issued and outstanding 6,675,648 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                                 MARCH 31, 2001
                                 --------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                        Page
                                                                                                        ----
PART I - Financial Information
------------------------------

         Item 1 - Financial Statements

               Consolidated Statements of Financial Condition as of
                       March 31, 2001 (unaudited) and December 31, 2000....................................1

               Consolidated Statements of Income (unaudited)
                       for the three months ended
                       March 31, 2001 and March 31, 2000...................................................2

               Consolidated Statements of Cash Flows (unaudited)
                       for the three months ended March 31, 2001
                         and March 31, 2000   .............................................................3

                 Consolidated Statements of Changes in Stockholders' Equity (unaudited)
                       for the three months ended March 31, 2001...........................................4

         Item 2 - Management's Discussion and Analysis of
                     Financial Condition and Results of Operations....................................5 - 14

         Item 3 - Disclosure about Market Risk............................................................14

PART II - Other Information
---------------------------

         Item 1 - Legal Proceedings.......................................................................15

         Item 2 - Changes in Securities...................................................................15

         Item 3 - Defaults Upon Senior Securities.........................................................15

         Item 4 - Submission of Matters to a Vote of Security Holders.....................................15

         Item 5 - Other Information.......................................................................15

         Item 6 - Exhibits and Reports on Form 8-K........................................................15


FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-------------------------------------------------------------------------------------------------------------------

                                                                                  March 31, 2001  December 31, 2000
ASSETS                                                                              (Unaudited)
------                                                                             -------------    -------------

     Cash and amounts due from depository institutions                             $  25,908,853    $  30,089,526
     Interest-bearing deposits                                                            46,823          169,076
     Federal funds sold                                                                        0        1,500,000
     Short term funds                                                                 23,610,627       13,192,697
                                                                                   -------------    -------------
        Total cash and cash equivalents                                               49,566,303       44,951,299
     Investment securities held to maturity                                          223,282,279      276,107,634
     Investment securities available for sale                                         42,445,729       40,878,963
     Loans, net                                                                      289,987,179      290,178,635
     Mortgage-backed securities held to maturity                                     200,565,899      143,751,707
     Accrued interest receivable:
        Loans                                                                          1,491,048        1,578,956
        Mortgage-backed securities                                                     1,360,941        1,043,113
        Investments                                                                    2,733,501        3,527,657
     Federal Home Loan Bank stock                                                      6,970,310        6,315,310
     Real estate held for development, net                                                87,926           87,926
     Real estate owned, net                                                              255,001          354,758
     Office properties and equipment, net                                             26,361,457       26,312,709
     Deferred income taxes                                                             2,367,060        2,360,701
     Excess cost over fair value of net assets acquired                                   98,399           27,664
     Prepaid expenses and other assets                                                 1,475,401        1,392,671
     Subordinated debentures issue costs, net                                            192,080          206,417
                                                                                   -------------    -------------
TOTAL ASSETS                                                                       $ 849,240,513    $ 839,076,120
                                                                                   =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Deposits                                                                      $ 642,084,957    $ 648,539,355
     Securities sold under agreements to repurchase                                  130,000,000      120,000,000
     Advances from the Federal Home Loan Bank                                          1,270,313        6,305,644
     10% Subordinated debentures, due 2004                                            10,000,000       10,000,000
     Advances by borrowers for taxes and insurance                                     2,147,220        2,076,165
     Accrued interest payable                                                          1,257,908        1,950,205
     Dividends payable                                                                   201,379          201,831
     Other liabilities                                                                13,670,343        2,593,331
                                                                                   -------------    -------------
     Total liabilities                                                               800,632,120      791,666,531
                                                                                   -------------    -------------

Commitments and contingencies
Stockholders'
Equity:
     Preferred stock - $.10 par value 5,000,000 shares  authorized;  none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,897,891 and 7,897,891, and shares outstanding 6,712,648
        and 6,727,702 as of March 31, 2001 and December 31, 2000, respectively           789,789          789,789
     Paid-in capital in excess of par                                                  8,217,654        8,217,654
     Accumulated comprehensive loss - net of deferred income taxes                       (30,620)        (358,352)
     Retained earnings                                                                47,392,606       46,401,102
     Less:  Treasury stock (1,185,243 and 1,170,189 shares, at cost,  as of
        March 31, 2001 and December 31, 2000, respectively)                           (7,761,036)      (7,640,604)
                                                                                   -------------    -------------
Total stockholders' equity                                                            48,608,393       47,409,589
                                                                                   -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 849,240,513    $ 839,076,120
                                                                                   =============    =============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------
                                                                     Three Months ended
                                                                         March 31,
                                                              ----------------------------
                                                                   2001            2000
------------------------------------------------------------------------------------------
INTEREST  INCOME:                                                     (Unaudited)
Interest income on:
     Loans                                                    $  5,700,909    $  5,755,540
     Mortgage-backed securities                                  2,878,581       2,043,851
     Investments                                                 4,882,110       4,977,229
                                                              ------------    ------------
Total interest income                                           13,461,600      12,776,620
                                                              ------------    ------------
INTEREST EXPENSE:
Interest expense on:
     Deposits                                                    5,210,149       4,941,263
     Subordinated debentures                                       264,337         264,337
     Borrowings                                                  1,713,597       1,410,220
                                                              ------------    ------------
Total interest expense                                           7,188,083       6,615,820
                                                              ------------    ------------
NET INTEREST INCOME                                              6,273,517       6,160,800
PROVISION FOR LOAN LOSSES                                           60,000          60,000
                                                              ------------    ------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                              6,213,517       6,100,800
                                                              ------------    ------------
OTHER INCOME (EXPENSE):
     Loan service charges and other fees                            26,994          35,744
     Gain on sale of loans                                             203             258
     Gain (Loss) on disposal of fixed assets                        50,443            (122)
     Real estate owned operations, net                             (13,686)         13,201
     Service charges on accounts                                   718,259         616,582
     Other income                                                   69,310          49,037
                                                              ------------    ------------
Total other income                                                 851,523         714,700
                                                              ------------    ------------
OPERATING EXPENSES:
     Salaries and employee benefits                              2,998,023       2,809,787
     Occupancy and equipment                                     1,177,004         973,123
     Purchased services                                            486,122         428,945
     Federal deposit insurance premiums                             29,988          30,128
     Professional fees                                             119,850         117,723
     Advertising                                                    57,632          55,869
     Other                                                         343,464         333,881
                                                              ------------    ------------
Total operating expenses                                         5,212,083       4,749,456
                                                              ------------    ------------
INCOME BEFORE INCOME TAXES                                       1,852,957       2,066,044

INCOME TAXES:
  Current                                                          850,889         761,626
  Deferred                                                        (190,815)        (20,771)
                                                              ------------    ------------
Total income taxes                                                 660,074         740,855

NET INCOME                                                    $  1,192,883    $  1,325,189
                                                              ============    ============

 BASIC EARNINGS PER COMMON SHARE                              $       0.18    $       0.19
                                                              ============    ============

 DILUTED EARNINGS PER COMMON SHARE                            $       0.18    $       0.18
                                                              ============    ============

 Weighted average common shares outstanding                      6,725,528       7,150,644
 Potential dilutive effect of the exercise of stock options         58,244          76,853
                                                              ------------    ------------
 Adjusted weighted average common shares outstanding             6,783,772       7,227,497
                                                              ============    ============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------
                                                                                    Three Months ended
                                                                                         March 31
                                                                               -------------------------------
                                                                                    2001             2000
--------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                    $   1,192,883    $   1,325,189
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                            60,000           60,000
Depreciation and amortization                                                       590,389          487,432
Realized (gains) and losses on:
     Sale of loans and loans held for sale                                             (203)            (258)
     Disposal and sale of fixed assets                                              (50,443)             525
     Sale of real estate owned                                                            0          (26,633)
Decrease in accrued interest receivable                                             564,236          338,766
Increase in prepaid expenses and other assets                                       (82,730)        (149,606)
Decrease in accrued interest payable                                               (692,297)        (224,319)
Increase in other liabilities                                                        77,012          247,333
Deferred income taxes                                                              (190,815)         (20,772)
                                                                              -------------    -------------
     Net cash provided by operating activities                                    1,468,032        2,037,657
                                                                              -------------    -------------
INVESTING ACTIVITIES:
Proceeds from sale of:
     Education loans                                                                 30,670           74,614
     Real estate owned                                                               99,757          157,633
     Office property and equipment                                                   84,075                0
Principal collected and proceeds from maturities of investment securities       135,657,868        1,176,300
held to maturity
Proceeds from maturities of investment securities available for sale              6,021,347        3,041,603
Principal collected on mortgage-backed securities held to maturity               14,152,410        5,148,569
Principal collected on loans, net                                                 9,717,063       14,389,009
Loans originated or acquired                                                     (9,614,666)     (12,239,936)
Purchase of investment securities and mortgage-backed securities held to       (142,967,093)     (35,246,579)
maturity
Purchase of investment securities and mortgage-backed securities available       (7,087,725)               0
for sale
Purchase of Federal Home Loan Bank stock                                           (655,000)               0
Purchase of office property and equipment                                          (550,797)      (2,686,773)
                                                                              -------------    -------------
     Net cash provided (used) by investing activities                             4,887,909      (26,185,560)
                                                                              -------------    -------------
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits and savings accounts                  (3,632,657)      13,812,961
Net (decrease) increase in time deposits                                         (2,821,741)      14,269,637
Net decrease in FHLB advances                                                    (5,035,331)               0
Proceeds from (Repayment of) securities sold under agreements to repurchase      10,000,000      (10,000,000)
Increase in advances from borrowers for taxes and insurance                          71,055           38,155
Purchase of treasury stock                                                         (120,432)      (1,073,609)
Dividends paid on common stock                                                     (201,831)        (215,519)
                                                                              -------------    -------------
     Net cash (used) provided by financing activities                            (1,740,937)      16,831,625
                                                                              -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  4,615,004       (7,316,278)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   44,951,299       46,275,871
                                                                              -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  49,566,303    $  38,959,593
                                                                              =============    =============
Supplemental Disclosures:
     Cash paid for:
        Interest on deposits, advances, and other borrowings                  $   7,889,380    $   6,840,139
        Income taxes                                                                797,398          159,143
     Non-cash investing and financing activities:
        Dividends declared and not paid at quarter end                              201,379          211,888
        Non-monetary transfers from loans to real estate acquired
        through foreclosure                                                               0          214,000
        Investments purchased and not yet settled                                11,000,000                0

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated                                   Total
                                 Common shares    Common     Paid-in     comprehensive      Retained     Treasury   Stockholders'
                                  outstanding      stock     capital          loss          earnings       stock       Equity
----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2000       6,727,702    $789,789  $8,217,654      $ (358,352)   $ 46,401,102  $(7,640,604)  $47,409,589
Net Income                                                                                  1,192,883                  1,192,883
Other comprehensive income
  Unrealized loss on
    securities available
    for sale                                                                  327,732                                    327,732
                                                                                                                    --------------
Total comprehensive income                                                                                             1,520,615
                                                                                                                    --------------
Dividends declared                                                                           (201,379)                  (201,379)

Purchase of common stock              (15,054)                                                            (120,432)     (120,432)

----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2001          6,712,648    $789,789  $8,217,654      $  (30,620)   $ 47,392,606  $(7,761,036)  $48,608,393
----------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001.

FMS Financial Corporation ("Corporation") may from time to time make written or oral "forward-looking statements", including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on FORM 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's annual report on FORM 10-K for the year ended December 31, 2000. The consolidated financial statements include the Corporation's sole subsidiary, Farmers & Mechanics Bank ("Bank").

FINANCIAL CONDITION -

Total Assets - at March 31, 2001 were $849.2 million as compared with total assets at December 31, 2000 of $839.1 million.

Investment Securities Held to Maturity - decreased $52.8 million to $223.3 million at March 31, 2001 from $276.1 million at December 31, 2000 primarily due to the net maturity of $60.3 million of reverse repurchase agreement investments and calls of $55.0 million in U.S. Agency Notes, partially offset by purchases of $32.6 million in CMO's and $34.3 million in U.S. Agency Notes during the three months ended March 31, 2001. Investment securities held to maturity at March 31, 2001 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 2001 and December 31, 2000 follows:

                                         March 31, 2001                             December 31, 2000
                    --------------------------------------------------------- ------------------------------
                                       Gross         Gross       Estimated                      Estimated
                       Amortized     Unrealized   Unrealized       Market        Amortized        Market
                          Cost         Gains        Losses         Value            Cost          Value
                    --------------------------------------------------------- ------------------------------
U. S. Gov't         $  147,237,492  $  562,663   $  (134,261)   $147,665,894  $  167,923,406   $166,378,613
Agencies
CMO's                   73,096,947     493,276      (103,814)     73,486,409      43,954,419     43,460,728
Reverse Repurchase               0           0              0              0      60,341,969     60,341,969
Municipal bonds          2,947,840       9,214              0      2,957,054       3,887,840      3,896,380
                    ----------------------------------------------------------------------------------------
Total               $  223,282,279  $1,065,153   $  (238,075)   $224,109,357  $  276,107,634   $274,077,690
                    ========================================================= ==============================

Investment Securities Available for Sale - increased $1.5 million to $42.4 million at March 31, 2001 from $40.9 million at December 31, 2000 as a result of purchases of $5.0 million of MBS's and $2.0 million of CMO's, partially offset by principal paydowns of $2.7 million on CMO's and MBS's and $3.3 million in U.S. Agency Notes called during the three months ended March 31, 2001. Investment securities available for sale consisted of $39.3 million in fixed rate securities and $3.1 million in adjustable rate securities at March 31, 2001. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 2001 and December 31, 2000 follows:

                                          March 31, 2001                               December 31, 2000
                    -----------------------------------------------------------  ------------------------------
                                       Gross         Gross         Estimated                       Estimated
                       Amortized     Unrealized    Unrealized        Market         Amortized        Market
                          Cost         Gains         Losses          Value             Cost          Value
                    -----------------------------------------------------------  ------------------------------
U. S. Gov't         $    6,997,461   $   5,709    $    (2,810)    $  7,000,360   $   10,292,370   $ 10,206,464
Agencies
CMO's                   28,302,997     254,624       (375,757)      28,181,864       28,657,931     28,155,800
MBS's                    7,195,395      68,110               0       7,263,505        2,490,974      2,516,699

                    -----------------------------------------------------------  ------------------------------
Total               $   42,495,853   $ 328,443    $  (378,567)    $ 42,445,729   $   41,441,275   $ 40,878,963
                    ===========================================================  ==============================

Loans,  net - decreased  $191 thousand to $290.0  million at March 31, 2001 from
$290.2 million at December 31, 2000. This decrease was the result of approximately $9.7 million of principal collected on loans, partially offset by $9.6 million of loans originated during the three months ended March 31, 2001. The following table shows loans receivable by major categories at the dates indicated.

                                        March 31,        December 31,
                                           2001              2000
                                   -------------------------------------

Mortgage loans (1-4  dwelling)      $    226,737,684  $     228,427,960
Construction loans                            71,225            163,493
Commercial construction                    1,796,306          1,061,799
Consumer loans                             3,918,226          3,899,549
Commercial real estate                    53,110,988         52,763,358
Commercial business                        9,062,307          8,521,769
                                   -------------------------------------
Subtotal                                 294,696,736        294,837,928
                                   -------------------------------------
Less:
    Deferred loan fees                       666,988            678,946
    Allowance for possible
     loan losses                           4,042,569          3,980,347
                                   -------------------------------------
Net Loans Receivable                $    289,987,179  $     290,178,635
                                   =====================================


At March 31, 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $2.7 million of which $1.1 million related to loans that were individually measured for impairment with a valuation allowance of $424 thousand and $1.6 million of loans that were collectively measured for impairment with a valuation allowance of $76 thousand. The Bank had $4.0 million in total reserves for possible loan losses at March 31, 2001, representing approximately 148% of non-accrual loans and 1.4% of total loans. For the three months ended March 31, 2001, the average recorded investment in impaired loans was approximately $2.7 million. The Bank recognized $49 thousand of interest income on impaired loans, all of which was recognized on the cash basis. For the three months ended March 31, 2000, the average recorded investment in impaired loans was approximately $3.2 million. The Bank recognized $33 thousand of interest income on impaired loans, all of which was recognized on the cash basis.

As of March 31, 2001 the Bank had outstanding loan commitments of $12.3 million, of which $8.2 million represented variable rate loans and $4.1 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.


Non-Performing Assets:

                                                   March 31,     December 31,
                                                      2001          2000
                                                   ----------    ----------
                                                       (In Dollars)
Loans accounted for on a non-accrual basis:
Mortgage loans:
     One-to-four family                            $1,327,891    $  778,042
     Commercial real estate                         1,397,705     1,408,944
     Consumer and other                                     0        24,033
                                                   ----------    ----------
         Total mortgage non-accrual loans          $2,725,596    $2,211,019
                                                   ----------    ----------

     Troubled debt restructuring                   $  818,147    $  790,364
     Real estate owned, net                           255,001       354,758
     Other non-performing assets                       87,926        87,926
                                                   ----------    ----------
     Total non-performing assets, net              $3,886,670    $3,444,067
                                                   ----------    ----------


     Total non-accrual loans to net loans                0.94%         0.76%
                                                   ==========    ==========
     Total non-accrual loans to total assets             0.32%         0.26%
                                                   ==========    ==========
     Total non-performing assets to total assets         0.46%         0.41%
                                                   ==========    ==========

Mortgage-Backed Securities Held to Maturity - increased $56.8 million to $200.6 million at March 31, 2001 from $143.8 million at December 31, 2000. The increase is the result of the purchases of $64.8 million of FNMA, FHLMC and GNMA fixed rate securities and $5.3 million of FNMA adjustable rate securities, partially offset by principal paydowns of $14.1 million. Mortgage-backed securities at March 31, 2001 consisted of $135.2 million in fixed rate securities and $65.4 million in adjustable rate securities. Mortgage-backed securities held to maturity at March 31, 2001 and December 31, 2000 are summarized below:

                                      March 31, 2001                                    December 31, 2000
            -----------------------------------------------------------------------------------------------------
                                   Gross         Gross
                 Amortized      Unrealized     Unrealized        Estimated         Amortized        Estimated
                   Cost            Gains         Losses        Market Value           Cost         Market Value
            -----------------------------------------------------------------  ----------------------------------
GNMA         $    75,797,247    $   733,309    $  (48,959)     $  76,481,597   $     35,868,102    $  36,129,708

FNMA              85,345,953      1,173,655        (1,152)        86,518,456         67,927,876       68,443,172

FHLMC             39,422,699        866,162          (568)        40,288,293         39,955,729       40,631,536

            -----------------------------------------------------------------  ----------------------------------
Total        $   200,565,899    $ 2,773,126    $  (50,679)     $ 203,288,346   $    143,751,707    $ 145,204,416
            =================================================================  ==================================

Deposits - decreased $6.4 million to $642.1 million at March 31, 2001 from $648.5 million at December 31, 2000 as a result of a decrease in interest bearing checking accounts of $13.8 million and certificates of deposit of $2.8 million, partially offset by an increase in savings accounts of $6.3 million, money market accounts of $2.9 million and non-interest checking accounts of $897 thousand. Interest credited to depositors accounts for the three months ended March 31, 2001 amounted to $5.6 million. The following tables set forth certain information concerning deposits at the dates indicated.

                                          March 31, 2001                           December 31, 2000
                             -------------------------------------------------------------------------------------
                                               Percent     Weighted                       Percent     Weighted
                                               of Total    Average                       of Total      Average
                                  Amount       Deposits      Rate          Amount        Deposits       Rate
                             -------------------------------------------------------------------------------------
Non-interest checking            $104,441,612   16.27%      0.00%          $103,544,519   15.97%        0.00%
Checking accounts                 117,259,010   18.26%      2.94%           131,054,687   20.20%        3.17%
Savings accounts                  109,374,917   17.03%      2.48%           103,072,351   15.90%        2.72%
Money market accounts              71,731,618   11.17%      2.77%            68,768,257   10.60%        2.75%
Certificates                      239,277,800   37.27%      5.41%           242,099,541   37.33%        5.14%
                             -------------------------------------------------------------------------------------
   Total Deposits                $642,084,957  100.00%      3.35%          $648,539,355   100.00%       3.35%
                             =====================================================================================

Borrowings - at March 31, 2001 amounted to $141.3 million. Borrowings consisted of $10.0 million of 10% Subordinated Debentures, $130.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.30% and $1.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.0%. At December 31, 2000 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $120.0 million in securities sold under agreements to repurchase with a weighted average rate of 5.40% and $6.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.49%.

Other Liabilities - increased $11.1 million to $13.7 million at March 31, 2001 from $2.6 million at December 31, 2000 as a result of $11.0 million in payables for investments purchased and recorded on their trade date in March 2001 with settlement dates in April 2001.

RESULTS OF OPERATIONS -

General

The earnings of the Corporation depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits including non-interest checking accounts and borrowings. Net interest income is a function of the interest rate spread, which is the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as
well  as  the  average  balance  of  interest-earning   assets  as  compared  to
interest-bearing liabilities. Net income is also affected by non-interest income, such as gains (losses) on the sale of loans and investments, provision for loan losses and real estate owned, service charges and other fees, and operating expenses, such as: salaries, employee benefits, deposit insurance premiums, depreciation, occupancy and equipment expense and purchased services expense.

The Corporation recorded net income for the three months ended March 31, 2001 of $1.2 million, or $.18 diluted earnings per share as compared to $1.3 million, or $.18 diluted earnings per share for the comparable period in 2000.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                Year-to-Date Ended March 31,
                        -----------------------------------------------------------------------------
                                         2001                                     2000
                        --------------------------------------  -------------------------------------
                           Average                   Average      Average                   Average
                           Balance     Interest      Yield/Rate   Balance      Interest     Yield/Rate
                        --------------------------   ---------  ------------- ------------  ---------
                                                    (Dollars in Thousands)
Interest-earning assets:
    Loans receivable    $    295,136  $     5,701       7.73%   $    302,777    $   5,756      7.60%
    Mortgage-backed          170,068        2,879       6.77%        122,551        2,044      6.67%
    securities
    Investment securities    307,683        4,882       6.35%        305,142        4,977      6.52%
                        ------------- ------------   ---------  ------------- ------------  ---------
Total interest-earning
      assets                 772,887       13,462       6.97%        730,470       12,777      7.00%
                        ------------- ------------   ---------  ------------- ------------  ---------

Interest-bearing
liabilities:
    Deposits                 630,285        5,210       3.31%        605,920        4,941      3.26%
    Borrowings               128,016        1,714       5.36%         99,678        1,410      5.66%
    Subordinated debentures   10,000          264      10.56%         10,000          264     10.56%
                        ------------- ------------   ---------  ------------- ------------  ---------
Total interest-bearing
      liabilities       $    768,301        7,188       3.74%   $    715,598        6,615      3.70%
                        ============= ------------   ---------  ============= ------------  ---------
Net interest income                   $     6,274                               $   6,162
                                      ============                            ============
Interest rate spread                                    3.22%                                  3.30%
                                                     =========                              =========
Net yield on average
  interest-earning assets                               3.25%                                  3.37%
                                                     =========                              =========
Ratio of average interest-
    earning assets to
    average interest-
    bearing liabilities                               100.60%                                102.08%
                                                     =========                              =========

Rate/Volume Analysis

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate, (ii) changes in volume and (iii) total changes in rate and volume (the combined effect of changes in both volume and rate, not separately identified, has been allocated to rate). A higher level of non-performing loans affects the changes in both volume and rate.

                                         Three Months Ended March 31,
                                      ---------------------------------
                                               2001 vs. 2000
                                      ---------------------------------
                                             Increase (Decrease)
                                              Due to change in
                                      ---------------------------------
                                        Rate       Volume       Total
                                      ---------   --------     --------
                                                (In Thousands)
Interest income:
     Loans                             $  90        $(145)       $ (55)
     Mortgage-backed securities           42          793          835
     Investment securities              (136)          41          (95)
                                       -----        -----        -----
     Total change - interest income       (4)         689          685
                                       -----        -----        -----
Interest expense:
     Deposits                             70          199          269
     Borrowings                          (97)         401          304
     Subordinated debentures               -            -            -
                                       -----        -----        -----
     Total change - interest expense     (27)         600          573
                                       -----        -----        -----
Net change in net interest income      $  23        $  89        $ 112
                                       =====        =====        =====

Net Interest Income - the increase in net interest income for the three months ended March 31, 2001 totaled $112 thousand was primarily due to an increase in interest income of $685 thousand, partially offset by an increase in interest expense of $573 thousand.

The increase in interest income was primarily the result of an increase in mortgage-backed securities of $835 thousand. The average balance of mortgage-backed securities increased $47.5 million to $170.1 million for the three months ended March 31, 2001 from $122.6 million for the same period in 2000, which resulted in a volume increase of $793 thousand. The increase in the average volume during this period was primarily due to $110.1 million in purchases of mortgage-backed securities, partially offset by $38.8 million of principal paydowns. The average yield of the MBS portfolio increased 10 basis points to 6.77% for the quarter ended March 31, 2001 from 6.67% for the same period in 2000, which resulted in an interest income increase of $42 thousand due to rate changes.

Interest income in investment securities decreased $95 thousand to $4.9 million for the three months ended March 31, 2001 from $5.0 million for the same period in 2000. The average yield of the investment portfolio decreased 17 basis points to 6.35% for the quarter ended March 31, 2001 from 6.52% for the same period in 2000, which resulted in an interest income decrease of $136 thousand due to rate changes. The average balance of investment securities increased $2.6 million to $307.7 million for the three months ended March 31, 2001 from $305.1 million for the same period in 2000, which resulted in a volume increase in interest income of $41 thousand. The increase in the average balance of investments was primarily due to purchases of U.S. Agency Notes of $46.7 million and of CMO's of $32.0 million, partially offset by $19.1 million of principal paydowns.

Interest income on loans decreased $55 thousand to $5.7 million for the three months ended March 31, 2001 from $5.8 million for the same period in 2000. The average balance of the loan portfolio decreased $7.7 million to $295.1 million for the three months ended March 31, 2001 from $302.8 million for the same period in 2000, which resulted in a decrease in interest income of $145 thousand. The decline in the balance is principally due to a decrease in the average balance of $8.0 million in fixed rate mortgages and $5.4 million in adjustable rate mortgages, partially offset by increases in home equity loans of $4.6 million. The average rate on loans increased 13 basis points to 7.73% for the three months ended March 31, 2001 from 7.60% for the same period in 2000, which resulted in an increase in interest income of $90 thousand.

The increase in interest expense was primarily the result of an increase in interest expense on borrowings of $304 thousand for the three months ended March 31, 2001 compared to the same period in 2000. The average balance of borrowings increased $28.3 million to $128.0 million at March 31, 2001 from $99.7 million for the same period in 2000, which resulted in an increase in interest expense of $401 thousand. The average yield of borrowings decreased 30 basis points to 5.36% for the quarter ended March 31, 2001 from 5.66% for the same period in 2000 which resulted in a decrease in interest expense of $97 thousand.

The increase in interest expense on deposits of $269 thousand was the result of an increase in the average balance of deposits of $24.4 million to $630.3 million for the three months ended March 31, 2001 from $605.9 million for the same period in 2000, which resulted in a volume increase in interest expense of $199 thousand. The average yield on deposits increased 5 basis points to 3.31% for the quarter ended March 31, 2001 from 3.26% for the same period in 2000, which resulted in an increase in interest expense of $70 thousand due to rate changes.

Provision for Loan Losses - for the first quarter of 2001 remained constant at $60 thousand. At March 31, 2001 the allowance for possible loan losses amounted to $4.0 million compared to $3.8 million at March 31, 2000. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that the future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Operating Expenses - for the first quarter of 2001 totaled $5.2 million, as compared to $4.7 million for the same period in 2000.

Salaries and Employee Benefits - for the first quarter of 2001 were $3.0 million, as compared to $2.8 million for the same period in 2000. The increase was due to additional staff in five new branches opened since March 31, 2000 along with the annual January raises in compensation. Average full time equivalent employees at March 31, 2001 were 439 as compared to 413 at March 31, 2000.

Occupancy and Equipment - for the first quarter of 2001 amounted to $1.2 million, compared to $973 thousand for the same period in 2000. The $204 thousand increase is the result of additional depreciation and occupancy expenses on the new branches opened as well as other facility improvements and new computer equipment additions between the quarters ended March 31, 2001 and March 31, 2000.

Purchased Services - for the first quarter of 2001 amounted to $486 thousand, compared to $429 thousand for the same period of 2000. ATM charges increased $47 thousand, compared to the same period in 2000 and check processing costs have increased $16 thousand for the three months ended March 31, 2001 due to higher transaction volumes.

Federal Deposit Insurance Premiums - for the first quarter remained constant at $30 thousand. Beginning in January 2001, the FDIC reduced deposit insurance premiums assessments from an annual rate of .021% to an annual rate of .020 % on total deposits.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the three months ended March 31, 2001 from the information presented in the annual report on Form 10-K for the year ended December 31, 2000.

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

            (a)        None

                                S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





FMS FINANCIAL CORPORATION




Date: May 11, 2001                         /s/ Craig W. Yates
                                           -------------------------------------
                                           Craig W. Yates
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 11, 2001                         /s/ Channing L. Smith
                                           -------------------------------------
                                           Channing L. Smith
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)