Form 10-Q
period 2001-06-30
FMS FINANCIAL CORP
filed 2001-08-10
CIK 839845

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

  X     Quarterly report pursuant to section 13 or 15(d) of the Securities
------  Exchange Act of 1934

        For the quarterly period ended June 30, 2001

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

         As of July 31, 2001 there were issued and outstanding 6,681,705 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                                  JUNE 30, 2001
                                  -------------

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I - Financial Information
------------------------------

         Item 1 - Financial Statements

               Consolidated Statements of Financial Condition as of
                    June 30, 2001 (unaudited) and December 31, 2000............1

               Consolidated Statements of Income (unaudited)
                    for the three and six months ended
                    June 30, 2001 and June 30, 2000............................2

               Consolidated Statements of Cash Flows (unaudited)
                    for the six months ended June 30, 2001
                    and June 30, 2000..........................................3

               Consolidated Statements of Changes in Stockholders' Equity
                    (unaudited) for the six months ended June 30, 2001. .......4

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............5-14

         Item 3 - Disclosure about  Market Risk...............................14

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

           Item 4 - Submission of Matters to a Vote of Security Holders.......15

           Item 5 - Other Information.........................................15

           Item 6 - Exhibits and Reports on Form 8-K..........................15

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------

                                                                                 June 30, 2001 December 31, 2000
ASSETS                                                                            (Unaudited)
----------------------------------------------------------------------------------------------------------------
     Cash and amounts due from depository institutions                           $  30,083,067    $  30,089,526
     Interest-bearing deposits                                                         468,072          169,076
     Federal funds sold                                                                      0        1,500,000
     Short term funds                                                               43,664,350       13,192,697
                                                                                 -------------    -------------
        Total cash and cash equivalents                                             74,215,489       44,951,299
     Investment securities held to maturity                                        221,449,704      276,107,634
     Investment securities available for sale                                       38,018,722       40,878,963
     Loans, net                                                                    317,023,539      290,178,635
     Mortgage-backed securities held to maturity                                   211,439,168      143,751,707
     Accrued interest receivable:
        Loans                                                                        1,629,547        1,578,956
        Mortgage-backed securities                                                   1,374,541        1,043,113
        Investments                                                                  2,964,791        3,527,657
     Federal Home Loan Bank stock                                                    7,563,620        6,315,310
     Real estate held for development, net                                              87,926           87,926
     Real estate owned, net                                                            277,178          354,758
     Office properties and equipment, net                                           26,709,650       26,312,709
     Deferred income taxes                                                           2,292,502        2,360,701
     Excess cost over fair value of net assets acquired                                 13,832           27,664
     Prepaid expenses and other assets                                               1,347,111        1,392,671
     Subordinated debentures issue costs, net                                          177,743          206,417
                                                                                 -------------    -------------
TOTAL ASSETS                                                                     $ 906,585,063    $ 839,076,120
                                                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

Liabilities:
     Deposits                                                                    $ 678,626,581    $ 648,539,355
     Securities sold under agreements to repurchase                                145,000,000      120,000,000
     Advances from the Federal Home Loan Bank                                        1,270,313        6,305,644
     10% Subordinated debentures, due 2004                                          10,000,000       10,000,000
     Advances by borrowers for taxes and insurance                                   2,305,230        2,076,165
     Accrued interest payable                                                        1,688,922        1,950,205
     Dividends payable                                                                 200,703          201,831
     Other liabilities                                                              18,200,081        2,593,331
                                                                                 -------------    -------------
     Total liabilities                                                             857,291,830      791,666,531
                                                                                 -------------    -------------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,912,384 and 7,897,891, and shares outstanding 6,689,605
        and 6,727,702 as of June 30, 2001 and December 31, 2000, respectively          791,238          789,789
     Paid-in capital in excess of par                                                8,234,925        8,217,654
     Accumulated comprehensive loss - net of deferred income taxes                    (145,463)        (358,352)
     Retained earnings                                                              48,418,357       46,401,102
     Less:  Treasury stock (1,222,779 and 1,170,189 shares, at cost,  as of
        June 30, 2001 and December 31, 2000, respectively)                          (8,005,824)      (7,640,604)
                                                                                 -------------    -------------
Total stockholders' equity                                                          49,293,233       47,409,589
                                                                                 -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 906,585,063    $ 839,076,120
                                                                                 =============    =============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------------------------------------
                                                            Three Months ended             Six Months ended
                                                                 June 30,                      June 30,
                                                      ----------------------------    ----------------------------
                                                           2001            2000            2001           2000
----------------------------------------------------------------------------------    ----------------------------
                                                              (Unaudited)                     (Unaudited)
INTEREST  INCOME:
Interest income on:
    Loans                                             $  5,818,673    $  5,889,175    $ 11,519,582    $ 11,644,715
    Mortgage-backed securities                           3,287,694       1,974,460       6,166,275       4,018,311
    Investments                                          4,578,909       5,128,211       9,461,019      10,105,440
                                                      ------------    ------------    ------------    ------------
Total interest income                                   13,685,276      12,991,846      27,146,876      25,768,466
                                                      ------------    ------------    ------------    ------------
INTEREST EXPENSE:
Interest expense on:
    Deposits                                             5,139,735       5,059,084      10,349,884      10,000,347
    Subordinated debentures                                264,337         264,337         528,674         528,674
    Borrowings                                           1,892,840       1,326,777       3,606,437       2,736,997
                                                      ------------    ------------    ------------    ------------
Total interest expense                                   7,296,912       6,650,198      14,484,995      13,266,018
                                                      ------------    ------------    ------------    ------------

NET INTEREST INCOME                                      6,388,364       6,341,648      12,661,881      12,502,448
PROVISION FOR LOAN LOSSES                                   60,000          60,000         120,000         120,000
                                                      ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                                          6,328,364       6,281,648      12,541,881      12,382,448
                                                      ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
    Loan service charges and other fees                     26,482          25,919          53,476          61,663
    Gain on sale of loans                                      306             547             509             805
    Gain (Loss) on disposal of fixed assets                    356               0          50,799            (122)
    Real estate owned operations, net                      (11,524)        (14,368)        (25,210)         (1,167)
    Service charges on accounts                            841,575         650,633       1,559,834       1,267,215
    Other income                                            67,814          44,680         137,124          93,717
                                                      ------------    ------------    ------------    ------------
Total other income                                         925,009         707,411       1,776,532       1,422,111
                                                      ------------    ------------    ------------    ------------
OPERATING EXPENSES:
    Salaries and employee benefits                       3,089,322       2,928,504       6,087,345       5,738,291
    Occupancy and equipment                              1,103,112         979,910       2,280,116       1,953,033
    Purchased services                                     525,211         447,317       1,011,333         876,262
    Federal deposit insurance premiums                      37,648          30,589          67,636          60,717
    Professional fees                                      131,333         116,539         251,183         234,262
    Advertising                                             60,003          55,366         117,635         111,235
    Other                                                  408,181         363,345         751,645         697,226
                                                      ------------    ------------    ------------    ------------
Total operating expenses                                 5,354,810       4,921,570      10,566,893       9,671,026
                                                      ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                               1,898,563       2,067,489       3,751,520       4,133,533

INCOME TAXES:
Current                                                    533,005         729,931       1,383,894       1,491,557
Deferred                                                   139,104          13,703         (51,711)         (7,068)
                                                      ------------    ------------    ------------    ------------
Total income taxes                                         672,109         743,634       1,332,183       1,484,489

NET INCOME                                            $  1,226,454    $  1,323,855    $  2,419,337    $  2,649,044
                                                      ============    ============    ============    ============
BASIC EARNINGS PER COMMON SHARE                       $       0.18    $       0.19    $       0.36    $       0.38
                                                      ============    ============    ============    ============
DILUTED EARNINGS PER COMMON SHARE                     $       0.18    $       0.19    $       0.36    $       0.37
                                                      ============    ============    ============    ============

Weighted average common shares outstanding               6,680,341       6,894,205       6,702,997       7,022,678

Potential dilutive effect of the
  exercise of stock options                                 42,825          67,933          44,449          70,377
                                                      ------------    ------------    ------------    ------------
Adjusted weighted average common shares outstanding      6,723,166       6,962,138       6,747,446       7,093,055
                                                      ============    ============    ============    ============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------
                                                                                 Six Months ended
                                                                                     June 30,
                                                                         ------------------------------
                                                                                2001             2000
-------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
OPERATING ACTIVITIES:
Net income                                                               $   2,419,337    $   2,649,044
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                      120,000          120,000
Depreciation and amortization                                                1,598,023        1,003,199
Realized (gains) and losses on:
     Sale of loans and loans held for sale                                        (509)            (805)
     Disposal and sale of fixed assets                                         (50,799)             122
     Sale of real estate owned                                                       0          (26,260)
Decrease (Increase) in accrued interest receivable                             342,003         (116,968)
Decrease (Increase) in prepaid expenses and other assets                        84,593         (187,265)
Decrease in accrued interest payable                                          (286,885)         (71,833)
Decrease in other liabilities                                               (1,404,343)        (310,007)
Decrease in deferred income taxes                                              (51,711)          (7,067)
Other                                                                                0           28,049
                                                                         -------------    -------------
     Net cash provided by operating activities                               2,769,709        3,080,209
                                                                         -------------    -------------
INVESTING ACTIVITIES:
Proceeds from sale of:
     Education loans                                                            67,417          180,041
     Real estate owned                                                          77,580          335,349
     Office property and equipment                                              84,433              403
Principal collected and proceeds from maturities of
  investment securities held to maturity                                   172,011,796       62,875,873
Proceeds from maturities of investment securities available for sale        21,826,670        5,367,035
Principal collected on mortgage-backed securities held to maturity          38,562,762       10,714,226
Principal collected on loans, net                                           31,346,540       25,899,642
Loans originated or acquired                                               (33,371,384)     (24,517,726)
Purchase of investment securities and mortgage-backed
  securities held to maturity                                             (206,151,398)     (76,013,447)
Purchase of investment securities and mortgage-backed
  securities available for sale                                            (18,712,168)               0
Purchase of Federal Home Loan Bank Stock                                      (998,310)               0
Purchase of office property and equipment                                   (1,023,791)      (3,589,013)
Net cash received from bank merger, net                                      1,466,726                0
                                                                         -------------    -------------
     Net cash provided by investing activities                               5,186,873        1,252,383
                                                                         -------------    -------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                         3,088,146       15,408,288
Net decrease in time deposits                                               (1,103,611)      (4,863,730)
Net decrease in FHLB advances                                               (5,035,331)     (10,031,387)
Purchase (repayment) of securities sold under agreements to repurchase      25,000,000      (10,000,000)
Increase in advances from borrowers for taxes and insurance                    108,114           55,885
Purchase of treasury stock                                                    (365,220)      (3,485,510)
Dividends paid on common stock                                                (403,210)        (427,408)
Net proceeds from issuance of common stock                                      18,720              129
                                                                         -------------    -------------
     Net cash provided (used) by financing activities                       21,307,608      (13,343,733)
                                                                         -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            29,264,190       (9,011,141)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              44,951,299       46,275,871
                                                                         -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $  74,215,489    $  37,264,730
                                                                         =============    =============
Supplemental Disclosures:
     Cash paid for:
        Interest on deposits, advances, and other borrowings             $  14,755,278    $  13,337,851
        Income taxes                                                         2,347,398        1,559,143
        Deposits acquired in connection with merger                         28,102,691                0
        Assets acquired in connection with merger                           28,260,337                0
     Non-cash investing and financing activities:
        Dividends declared and not paid at quarter end                         200,703          202,868
        Non-monetary transfers from loans to real estate acquired
          through foreclosure                                                        0          324,657


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                           Accumulated                                  Total
                                 Common shares   Common      Paid-in      comprehensive   Retained        Treasury   Stockholders'
                                  outstanding    stock       capital         loss         earnings         stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000     6,727,702     $789,789   $ 8,217,654     $(358,352)  $ 46,401,102    $(7,640,604)   $47,409,589
Net Income                                                                                2,419,337                     2,419,337
Other comprehensive income
  Unrealized gain on securities
    available for sale                                                       212,889                                      212,889
                                                                                                                      -----------
Total comprehensive income                                                                                              2,632,226
                                                                                                                      -----------
Dividends declared                                                                         (402,082)                     (402,082)
Exercise of stock options            14,493        1,449        17,271                                                     18,720
Purchase of common stock            (52,590)                                                              (365,220)      (365,220)
------------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2001         6,689,605     $791,238   $ 8,234,925     $(145,463)  $ 48,418,357    $(8,005,824)   $49,293,233
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001.

FMS Financial Corporation ("Corporation") may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on FORM 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

FINANCIAL CONDITION

Total Assets - at June 30, 2001 were $906.6 million as compared with total assets at December 31, 2000 of $839.1 million. The Corporation finalized its merger of CloverBank into Farmers & Mechanics Bank on June 1, 2001. The acquisition was accounted for utilizing the purchase method and included $28.3 million in assets and $28.1 million of deposits.

Investment Securities Held to Maturity - decreased $54.7 million to $221.4 million at June 30, 2001 from $276.1 million at December 31, 2000 primarily due to calls of $80.4 million and principal paydowns of $14.4 million in U.S. Agency Notes and the net maturity of $60.3 million of reverse repurchase agreement investments, partially offset by purchases of $51.0 million in U.S. Agency Notes, $44.2 million in CMO's and $5.6 million in Municipal Bonds during the six months ended June 30, 2001. Investment securities held to maturity at June 30, 2001 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of June 30, 2001 and December 31, 2000 follows:

                                                June 30, 2001                                    December 31, 2000
                      ------------------------------------------------------------------ ----------------------------------
                                              Gross          Gross          Estimated                          Estimated
                           Amortized       Unrealized      Unrealized         Market          Amortized          Market
                             Cost             Gains          Losses           Value              Cost            Value
                      ------------------------------------------------------------------ ----------------------------------
U. S. Gov't Agencies  $     139,346,511      $234,117        $(751,454) $   138,829,174  $    167,923,406 $    166,378,613
CMO's                        73,883,709       364,897         (160,550)      74,088,056        43,954,419       43,460,728
Reverse Repurchase                    0             0                0                0        60,341,969       60,341,969
Municipal bonds               8,219,484         8,032                0        8,227,516         3,887,840        3,896,380
                      -----------------------------------------------------------------------------------------------------
Total                 $     221,449,704      $607,046        $(912,004) $   221,144,746  $    276,107,634 $    274,077,690
                      ================================================================== ==================================


Investment Securities Available for Sale - decreased $2.9 million to $38.0 million at June 30, 2001 from $40.9 million at December 31, 2000 as a result of $13.3 million in U.S. Agency Notes called and principal paydowns of $8.5 million on CMO's and MBS's, partially offset by purchases of $10.0 million of U.S. Agency Notes, $5.0 million of MBS's and $3.6 million of CMO's during the six months ended June 30, 2001. Investment securities available for sale consisted of $35.0 million in fixed rate securities and $3.0 million in adjustable rate securities at June 30, 2001. A comparison of cost and approximate market values of investment securities available for sale as of June 30, 2001 and December 31, 2000 follows:

                                                 June 30, 2001                                           December 31, 2000
                      --------------------------------------------------------------------- ---------------------------------------
                                             Gross           Gross           Estimated                               Estimated
                           Amortized      Unrealized      Unrealized           Market            Amortized            Market
                               Cost          Gains          Losses             Value                Cost               Value
                      --------------------------------------------------------------------- ---------------------------------------
U. S. Gov't Agencies  $       6,975,171 $           0 $       (98,701)  $        6,876,470  $       10,292,370 $        10,206,464
CMO's                        24,875,846       184,663        (375,670)          24,684,839          28,657,931          28,155,800
MBS's                         6,397,216        60,197               0            6,457,413           2,490,974           2,516,699
                      --------------------------------------------------------------------- ---------------------------------------
Total                 $      38,248,233 $     244,860 $      (474,371)  $       38,018,722  $       41,441,275 $        40,878,963
                      ===================================================================== =======================================


Loans, net - increased $26.8 million to $317.0 million at June 30, 2001 from $290.2 million at December 31, 2000. This increase was the result of $25.0 million of loans acquired from the CloverBank merger and $33.4 million of loans originated, partially offset by approximately $31.3 million of principal collected on loans during the six months ended June 30, 2001. The following table shows loans receivable by major categories at the dates indicated.

                                             June 30,         December 31,
                                               2001                2000
                                        --------------------------------------

Mortgage loans (1-4  dwelling)           $     250,799,657  $     228,427,960
Construction loans                                  71,225            163,493
Commercial construction                          2,465,643          1,061,799
Consumer loans                                   4,226,984          3,899,549
Commercial real estate                          53,326,709         52,763,358
Commercial business                             11,056,931          8,521,769
                                        --------------------------------------
Subtotal                                       321,947,149        294,837,928
                                        --------------------------------------
Less:
    Deferred loan fees                             757,797            678,946
    Allowance for possible
     loan losses                                 4,165,813          3,980,347
                                        --------------------------------------
Net Loans Receivable                     $     317,023,539  $     290,178,635
                                        ======================================


At June 30, 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.5 million of which $1.1 million related to loans that were individually measured for impairment with a valuation allowance of $424 thousand and $2.4 million of loans that were collectively measured for impairment with a valuation allowance of $122 thousand. The Bank had $4.2 million in total reserves for possible loan losses at June 30, 2001, representing approximately 118% of non-accrual loans and 1.3% of total loans. For the six months ended June 30, 2001, the average recorded investment in impaired loans was approximately $3.1 million. The Bank recognized $106 thousand of interest income on impaired loans, all of which was recognized on the cash basis.

As of June 30, 2001 the Bank had outstanding loan commitments of $8.5 million, of which $3.1 million represented variable rate loans and $5.4 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets. The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

Non-Performing Assets:
                                                    June 30,      December 31,
                                                      2001            2000
                                                   -----------     -----------
Loans accounted for on a non-accrual basis:
Mortgage loans:
     One-to-four family                            $ 1,926,477     $   778,042
     Commercial real estate                          1,603,205       1,408,944
     Consumer and other                                  3,861          24,033
                                                   -----------     -----------
         Total mortgage non-accrual loans          $ 3,533,543     $ 2,211,019
                                                   -----------     -----------

     Troubled debt restructuring                   $   796,992     $   790,364
     Real estate owned, net                            277,178         354,758
     Other non-performing assets                        87,926          87,926
                                                   -----------     -----------
     Total non-performing assets, net              $ 4,695,639     $ 3,444,067
                                                   -----------     -----------


     Total non-accrual loans to net loans                1.11%           0.76%
                                                   ===========     ===========
     Total non-accrual loans to total assets             0.39%           0.26%
                                                   ===========     ===========
     Total non-performing assets to total assets         0.52%           0.41%
                                                   ===========     ===========


Mortgage-Backed Securities Held to Maturity - increased $67.6 million to $211.4 million at June 30, 2001 from $143.8 million at December 31, 2000. The increase is the result of the purchases of $99.8 million of FNMA, FHLMC and GNMA fixed rate securities and $5.3 million of FNMA adjustable rate securities, partially offset by principal paydowns of $38.5 million. Mortgage-backed securities at June 30, 2001 consisted of $158.5 million in fixed rate securities and $52.9 million in adjustable rate securities. Mortgage-backed securities held to maturity at June 30, 2001 and December 31, 2000 are summarized below:

                                     June 30, 2001                                        December 31, 2000
---------------------------------------------------------------------------------------------------------------------
                                Gross           Gross
            Amortized         Unrealized     Unrealized          Estimated           Amortized          Estimated
               Cost             Gains          Losses           Market Value           Cost           Market Value
-------------------------------------------------------------------------------  ------------------------------------
GNMA    $     69,526,151          763,578       (168,241)   $       70,121,488    $    35,868,102  $      36,129,708

FNMA         108,954,614          964,474       (186,319)          109,732,769         67,927,876         68,443,172

FHLMC         32,958,403          772,791             (8)           33,731,186         39,955,729         40,631,536

-------------------------------------------------------------------------------  ------------------------------------
Total   $    211,439,168   $    2,500,843 $     (354,568)   $      213,585,443    $   143,751,707  $     145,204,416
===============================================================================  ====================================

Deposits - increased $30.1 million to $678.6 million at June 30, 2001 from $648.5 million at December 31, 2000 primarily due to the inclusion of CloverBank's deposit balances of $28.1 million. Savings accounts increased $19.6 million, certificates of deposit increased $12.1 million, non-interest bearing checking accounts increased $5.8 million and money market accounts increased $3.1 million. These increases were partially offset by a decrease in interest bearing checking accounts of $10.5 million. Interest credited to depositors accounts for the six months ended June 30, 2001 amounted to $10.7 million. The following tables set forth certain information concerning deposits at the dates indicated.

                                             June 30, 2001                               December 31, 2000
                               ------------------------------------------------------------------------------------------
                                                  Percent     Weighted                         Percent       Weighted
                                                 of Total      Average                         of Total      Average
                                    Amount       Deposits       Rate            Amount         Deposits        Rate
                               ------------------------------------------------------------------------------------------
Non-interest checking              $109,345,471   16.11%        0.00%           $103,544,519    15.97%        0.00%
Checking accounts                   120,528,497   17.76%        2.62%            131,054,687    20.20%        3.17%
Savings accounts                    122,639,514   18.07%        2.49%            103,072,351    15.90%        2.72%
Money market accounts                71,922,682   10.60%        2.78%             68,768,257    10.60%        2.75%
Certificates                        254,190,417   37.46%        5.37%            242,099,541    37.33%        5.14%
                               ------------------------------------------------------------------------------------------
   Total Deposits                  $678,626,581   100.00%       3.25%           $648,539,355   100.00%        3.35%
                               ==========================================================================================


Borrowings - at June 30, 2001 amounted to $156.3 million. Borrowings consisted of $10.0 million of 10% Subordinated Debentures, $145.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.15% and $1.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.00%. At December 31, 2000 borrowings consisted of $10.0 million of 10% Subordinated Debentures, $120.0 million in securities sold under agreements to repurchase with a weighted average rate of 5.40% and $6.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.49%.

RESULTS OF OPERATIONS

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

The Corporation recorded net income for the three months ended June 30, 2001 of $1.2 million, or $.18 diluted earnings per share as compared to $1.3 million, or $.19 diluted earnings per share for the comparable period in 2000. Earnings for the six months ended June 30, 2001 were $2.4 million, or $.36 diluted earnings per share as compared to $2.6 million, or $.37 diluted earnings per share for the comparable periods in 2000. The income and expenses reported by the Corporation includes one month of financial results of CloverBank, which was merged into Farmers & Mechanics Bank on June 1, 2001.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                                     Three Months Ended June 30,
                                  -----------------------------------------------------------------------------------------
                                                     2001                                             2000
                                  ----------------------------------------------    ---------------------------------------
                                   Average                            Average           Average                   Average
                                   Balance          Interest         Yield/Rate         Balance      Interest    Yield/Rate
                                  -------------  ----------------    -----------    ------------   ----------- ------------
                                                                       (Dollars in Thousands)
Interest-earning assets:
     Loans receivable           $      304,958   $         5,819          7.63%     $    302,691   $    5,889        7.78%
     Mortgage-backed securities        200,420             3,288          6.56%          117,653        1,975        6.71%
     Investment securities             293,838             4,579          6.23%          304,911        5,128        6.73%
                                ---------------  ----------------    -----------    -------------  ----------- ------------
Total interest-earning
        assets                         799,216            13,686          6.85%          725,255       12,992        7.17%
                                ---------------  ----------------    -----------    -------------  ----------- ------------
Interest-bearing liabilities:
     Deposits                          653,262             5,140          3.15%          618,582        5,059        3.27%
     Borrowings                        145,437             1,893          5.21%           93,551        1,327        5.67%
     Subordinated debentures            10,000               264         10.56%           10,000          264       10.56%
                                ---------------  ----------------    -----------    -------------  ----------- ------------
Total interest-bearing
        liabilities             $      808,699             7,297          3.61%     $    722,133        6,650        3.68%
                                ===============  ----------------    -----------    =============  ----------- ------------
Net interest income                              $         6,389                                   $    6,342
                                                 ================                                  ===========
Interest rate spread                                                      3.24%                                      3.48%
                                                                        ========                                 ==========

Net yield on average interest-earning assets                              3.20%                                      3.50%
                                                                        ========                                 ==========
Ratio of average interest-
     earning assets to average interest-
     bearing liabilities                                                 98.83%                                    100.43%
                                                                        ========                                 ==========

                                                                     Six Months Ended June 30,
                                 ---------------------------------------------------------------------------------------------------
                                                    2001                                                  2000
                                 ----------------------------------------------    -------------------------------------------------
                                  Average                            Average           Average                            Average
                                  Balance          Interest         Yield/Rate         Balance           Interest        Yield/Rate
                                 -------------  ----------------    -----------    -----------------  ----------------  ------------
                                                                      (Dollars in Thousands)
Interest-earning assets:
     Loans receivable           $     300,047   $        11,520          7.68%     $        302,734   $        11,645          7.69%
     Mortgage-backed securities       185,244             6,166          6.66%              120,102             4,018          6.69%
     Investment securities            312,750             9,461          6.05%              307,756            10,105          6.57%
                                --------------  ----------------    -----------    -----------------  ----------------  ------------
Total interest-earning assets         798,041            27,147          6.80%              730,592            25,768          7.05%
                                --------------  ----------------    -----------    -----------------  ----------------  ------------
Interest-bearing liabilities:
     Deposits                         641,773            10,350          3.23%              612,251            10,000          3.27%
     Borrowings                       136,727             3,606          5.27%               96,615             2,737          5.67%
     Subordinated debentures           10,000               529         10.58%               10,000               529         10.58%
                                --------------  ----------------    -----------    -----------------  ----------------  ------------
Total interest-bearing
        liabilities             $     788,500            14,485          3.67%     $        718,866            13,266          3.69%
                                ==============  ----------------    -----------    =================  ----------------  ------------
Net interest income                             $        12,662                                       $        12,502
                                                ================                                      ================
Interest rate spread                                                     3.13%                                                 3.36%
                                                                    ===========                                         ============

Net yield on average interest-earning assets                             3.17%                                                 3.42%
                                                                    ===========                                         ============

Ratio of average interest-
     earning assets to average interest-
     bearing liabilities                                               101.21%                                               101.63%
                                                                    ===========                                         ============

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

                                              Three Months Ended              Six Months Ended
                                                  June 30,                         June 30,
                                            2001 compared to 2000           2001 compared to 2000
                                       -----------------------------    -----------------------------
                                        Increase (Decrease) due to:      Increase (Decrease) due to:
                                        Rate      Volume      Total      Rate      Volume      Total
                                       -------    -------    -------    -------    -------    -------
                                              (In Thousands)                    (In Thousands)
Interest income:
     Loans                             $  (114)   $    44    $   (70)   $   (22)   $  (103)   $  (125)
     Mortgage-backed securities            (76)     1,389      1,313        (31)     2,179      2,148
     Investment securities                (363)      (186)      (549)      (808)       164       (644)
                                       -------    -------    -------    -------    -------    -------
     Total change - interest income       (553)     1,247        694       (861)     2,240      1,379
                                       -------    -------    -------    -------    -------    -------
Interest expense:
     Deposits                             (203)       284         81       (132)       482        350
     Borrowings                           (170)       736        566       (267)     1,136        869
     Subordinated debentures                 -          -          -          -          -          -
                                       -------    -------    -------    -------    -------    -------
     Total change - interest expense      (373)     1,020        647       (399)     1,618      1,219
                                       -------    -------    -------    -------    -------    -------
Net change in net interest income      $  (180)   $   227    $    47    $  (462)   $   622    $   160
                                       =======    =======    =======    =======    =======    =======


Net Interest Income - for the three and six months ended June 30, 2001 totaled $6.4 million and $12.7 million, respectively. Net interest income for the three months ended June 30, 2001 increased $47 thousand as compared to the same period in 2000 due primarily to an increase in interest income on mortgage-backed securities of $1.3 million, partially offset by a decrease in interest income on investment securities of $549 thousand and an increase in interest expense on borrowings of $566 thousand.

The increase in interest income was primarily the result of an increase in mortgage-backed securities of $1.3 million. The average balance of mortgage-backed securities increased $82.7 million to $200.4 million for the three months ended June 30, 2001 from $117.7 million for the same period in 2000, which resulted in a volume increase of $1.4 million. The increase in the average volume during this period was primarily due to $105.1 million in purchases of mortgage-backed securities, partially offset by $38.5 million of principal paydowns. The average yield of the MBS portfolio decreased 15 basis points to 6.56% for the quarter ended June 30, 2001 from 6.71% for the same period in 2000, which resulted in an interest income decrease of $76 thousand due to rate changes.

Interest income on investment securities decreased $549 thousand to $4.6 million for the three months ended June 30, 2001 from $5.1 million for the same period in 2000. The average yield of the investment portfolio decreased 50 basis points to 6.23% for the quarter ended June 30, 2001 from 6.73% for the same period in 2000, which resulted in an interest income decrease of $363 thousand due to rate changes. The average balance of investment securities decreased $11.1 million to $293.8 million for the three months ended June 30, 2001 from $304.9 million for the same period in 2000, which resulted in a volume decrease in interest income of $186 thousand.

The decrease in the average balance of investments for the quarter ended June 30, 2001 was primarily due to calls of U.S. Agency Notes of $34.5 million and by $16.5 million of principal paydowns, partially offset by purchases of $26.8 million in U.S. Agency Notes and $15.2 million in CMO's.

Interest income on loans decreased $70 thousand to $5.8 million for the three months ended June 30, 2001 from $5.9 million for the same period in 2000. The average balance of the loan portfolio increased $2.3 million to $305.0 million for the three months ended June 30, 2001 from $302.7 million for the same period in 2000, which resulted in an increase in interest income of $44 thousand. The increase in the balance is principally due to $25.0 million of CloverBank loans acquired through the merger finalized on June 1, 2001. The average rate on loans decreased 15 basis points to 7.63% for the three months ended June 30, 2001 from 7.78% for the same period in 2000, which resulted in a decrease in interest income of $114 thousand.

The increase in interest expense was primarily the result of an increase in interest expense on borrowings of $566 thousand for the three months ended June 30, 2001 compared to the same period in 2000. The average balance of borrowings increased $51.8 million to $145.4 million at June 30, 2001 from $93.6 million for the same period in 2000, which resulted in an increase in interest expense of $736 thousand. The average yield of borrowings decreased 46 basis points to 5.21% for the quarter ended June 30, 2001 from 5.67% for the same period in 2000 which resulted in a decrease in interest expense of $170 thousand.

The increase in interest expense on deposits of $81 thousand was the result of an increase in the average balance of deposits of $34.7 million to $653.3 million for the three months ended June 30, 2001 from $618.6 million for the same period in 2000, which resulted in a volume increase in interest expense of $284 thousand. The average yield on deposits decreased 12 basis points to 3.15% for the quarter ended June 30, 2001 from 3.27% for the same period in 2000, which resulted in a decrease in interest expense of $203 thousand due to rate changes.

Net interest income for the six months ended June 30, 2001 increased $160 thousand primarily due to an increase in interest income on mortgage-backed securities of $2.1 million, partially offset by a decrease in interest income on investment securities of $644 thousand and an increase in interest expense on borrowings of $869 thousand and deposits of $350 thousand as compared to the same period in 2000.

The increase in interest income on mortgage-backed securities was due to an increase in the average balance of the portfolio of $65.1 million to $185.2 million for the six months ended June 30, 2001 from $120.1 million for the six months ended June 30, 2000. The increase in the average balance of the portfolio resulted in a $2.2 million increase in interest income. The average yield on the portfolio decreased 3 basis points to 6.66% for the six months ended June 30, 2001 from 6.69% for the same period in 2000, which resulted in a decrease in interest income of $31 thousand due to rate changes. The increase in the average balance was due to purchases during this period of $101.9 million, partially offset by $27.8 million of principal paydowns from June 2000 through June 2001.

The decrease in interest income on investment securities was due to a decrease in the average yield on the investment portfolio of 52 basis points to 6.05% for the six months ended June 30, 2001 from 6.57% for the same period in 2000, which resulted in a decrease in interest income of $808 thousand due to rate changes. The average balance of the portfolio increased $5.0 million to $312.8 million for the six months ended June 30, 2001 from $307.8 million for the same period in 2000, which resulted in a volume increase in interest income of $164 thousand. The increase was primarily due to purchases during this period of $59.0 million of U.S. Agency Notes and $47.8 million of CMO's, partially offset by $93.7 million in calls of U.S. Agency Notes and $15.3 million of principal paydowns.

The increase in interest expense on borrowings was the result of an increase in the average balance of $40.1 million to $136.7 million for the six months ended June 30, 2001 from $96.6 million for the same period in 2000, which resulted in a volume increase in interest expense of $1.1 million. The average yield on borrowings decreased 40 basis points to 5.27% for the six months ended June 30, 2001 from 5.67% for the same period in 2000, which resulted in a decrease in interest expense of $267 thousand due to rate changes.

The increase in interest expense on deposits was the result of an increase in the average balance of deposits of $29.5 million to $641.8 million for the six months ended June 30, 2001 from $612.3 million for the same period in 2000, which resulted in a volume increase in interest expense of $482 thousand. The average yield on deposits decreased 4 basis points to 3.23% for the six months ended June 30, 2001 from 3.27% for the same period in 2000, which resulted in a decrease in interest expense of $132 thousand due to rate changes.

Provision for Loan Losses - for the three months ended June 30, 2001 remained constant at $60 thousand from 2000 to 2001. The total provision for potential loan losses remained constant at $120 thousand for the six months ended June 30, 2001 and 2000. At June 30, 2001 the allowance for possible loan losses amounted to $4.2 million compared to $3.9 million at June 30, 2000. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that the future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and six month periods ended June 30, 2001 was $925 thousand and $1.8 million, as compared to $707 thousand and $1.4 million for the same periods in 2000. The increase was primarily due to an increase in retail banking fees and two additional rental properties since the second quarter of 2000.

Operating Expenses - for the three and six month periods ended June 30, 2001 totaled $5.4 million and $10.6 million, respectively as compared to $4.9 million and $9.7 million for the same periods in 2000.

Salaries and Employee Benefits - for the three and six month periods ended June 30, 2001 were $3.1 million and $6.1 million, as compared to $2.9 million and $5.7 million for the same periods in 2000. The increases were due to additional staff in three new branches opened and two branches acquired through the merger with CloverBank since the second quarter of 2000. Average full time equivalent employees at June 30, 2001 were 425 as compared to 418 at June 30, 2000.

Occupancy and Equipment - for the three and six month periods ended June 30, 2001 amounted to $1.1 million and $2.3 million, as compared to $980 thousand and $2.0 million for the same period since 2000. The increases are the result of additional depreciation and occupancy expenses on the new branches opened as well as other facility improvements and new computer equipment additions between the quarters ended June 30, 2001 and June 30, 2000.

Purchased Services - for the three and six month periods ended June 30, 2001 totaled $525 thousand and $1.0 million, as compared to $447 thousand and $876 thousand for the same periods in 2000. ATM charges increased $93 thousand for the first six months of 2001 compared to the same period in 2000. Check processing costs increased $34 thousand for the six months ended June 30, 2001 compared to the same period in 2000 due to higher transaction volumes.

Federal Deposit Insurance Premiums - increased $7 thousand compared to the same period in 2000. The increase is due to the merger with CloverBank.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the six months ended June 30, 2001 from the information presented in the annual report on Form 10-K for the year ended December 31, 2000.

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





FMS FINANCIAL CORPORATION




Date: August 10, 2001            /s/ Craig W. Yates
                                 -------------------------------------
                                 Craig W. Yates
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



Date: August 10, 2001            /s/ Channing L. Smith
                                 ----------------------------------------
                                 Channing L. Smith
                                 Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)