Form 10-Q
period 2001-09-30
FMS FINANCIAL CORP
filed 2001-11-13
CIK 839845

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                             ______________________

                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended September 30, 2001

     OR

     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 0-17353

                            FMS FINANCIAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New Jersey                                                 22-2916440
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

3 Sunset Road, Burlington, New Jersey                               08016
-------------------------------------                               -----
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

         As of October 31, 2001 there were issued and outstanding 6,710,705 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY

                          QUARTERLY REPORT ON FORM 10-Q

                               SEPTEMBER 30, 2001

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I - Financial Information

         Item 1 - Financial Statements

                  Consolidated Statements of Financial Condition as of
                           September 30, 2001 (unaudited) and December 31, 2000          1

                  Consolidated Statements of Operations (unaudited)
                           for the three and nine months ended
                           September 30, 2001 and September 30, 2000                     2

                  Consolidated Statements of Cash Flows (unaudited)
                           for the nine months ended September 30, 2001
                           and September 30, 2000                                        3

                  Consolidated Statements of Changes in Stockholders' Equity
                           (unaudited) for the nine months ended September 30, 2001      4

         Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations            5 - 15

         Item 3 - Disclosure about Market Risk                                          15

PART II - Other Information

         Item 1 - Legal Proceedings                                                     16

         Item 2 - Changes in Securities                                                 16

         Item 3 - Defaults Upon Senior Securities                                       16

         Item 4 - Submission of Matters to a Vote of Security Holders                   16

         Item 5 - Other Information                                                     16

         Item 6 - Exhibits and Reports on Form 8-K                                      16

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------
                                                                                     September 30,       December 31,
                                                                                          2001              2000
ASSETS                                                                                (Unaudited)
---------------------------------------------------------------------------------------------------------------------
     Cash and amounts due from depository institutions                               $  26,382,649    $  30,089,526
     Interest-bearing deposits                                                              51,941          169,076
     Federal funds sold                                                                          0        1,500,000
     Short term funds                                                                   69,025,460       13,192,697
                                                                                     -------------    -------------
        Total cash and cash equivalents                                                 95,460,050       44,951,299
     Investment securities held to maturity                                            204,208,756      276,107,634
     Investment securities available for sale                                           50,829,551       40,878,963
     Loans, net                                                                        325,789,105      290,178,635
     Mortgage-backed securities held to maturity                                       238,175,521      143,751,707
     Accrued interest receivable:
        Loans                                                                            1,707,475        1,578,956
        Mortgage-backed securities                                                       1,539,271        1,043,113
        Investments                                                                      1,888,822        3,527,657
     Federal Home Loan Bank stock                                                        7,813,620        6,315,310
     Real estate held for development, net                                                  87,926           87,926
     Real estate owned, net                                                                 11,562          354,758
     Office properties and equipment, net                                               26,635,113       26,312,709
     Deferred income taxes                                                               2,275,130        2,360,701
     Excess cost over fair value of net assets acquired                                      6,916           27,664
     Prepaid expenses and other assets                                                   1,235,815        1,392,671
     Subordinated debentures issue costs, net                                              163,405          206,417
                                                                                     -------------    -------------
TOTAL ASSETS                                                                         $ 957,828,038    $ 839,076,120
                                                                                     =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Liabilities:
     Deposits                                                                        $ 700,367,034    $ 648,539,355
     Securities sold under agreements to repurchase                                    155,000,000      120,000,000
     Advances from the Federal Home Loan Bank                                            1,270,313        6,305,644
     10% subordinated debentures, due 2004                                              10,000,000       10,000,000
     Advances by borrowers for taxes and insurance                                       2,231,049        2,076,165
     Accrued interest payable                                                            1,532,773        1,950,205
     Dividends payable                                                                     200,961          201,831
     Other liabilities                                                                  36,252,550        2,593,331
                                                                                     -------------    -------------
     Total liabilities                                                                 906,854,680      791,666,531
                                                                                     -------------    -------------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,929,884 and 7,897,891, and shares outstanding 6,698,705
        and 6,727,702 as of September 30, 2001 and December 31, 2000, respectively         792,988          789,789
     Paid-in capital in excess of par                                                    8,255,780        8,217,654
     Accumulated comprehensive gain (loss) - net of deferred income taxes                  424,074         (358,352)
     Retained earnings                                                                  49,573,960       46,401,102
     Less:  Treasury stock (1,231,179 and 1,170,189 shares, at cost,  as of
        September 30, 2001 and December 31, 2000, respectively)                         (8,073,444)      (7,640,604)
                                                                                     -------------    -------------
Total stockholders' equity                                                              50,973,358       47,409,589
                                                                                     -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 957,828,038    $ 839,076,120
                                                                                     =============    =============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------
                                                               Three Months ended                 Nine Months ended
                                                                  September 30,                     September 30,
                                                     ---------------------------------       -----------------------------
                                                           2001              2000               2001             2000
--------------------------------------------------------------------------------------       -----------------------------
INTEREST  INCOME:                                                  (Unaudited)                       (Unaudited)
Interest income on:
    Loans                                            $    6,256,589    $    5,954,472     $   17,776,171    $  17,599,187
    Mortgage-backed securities                            3,451,146         1,907,189          9,617,421        5,925,500
    Investments                                           4,457,085         5,266,485         13,918,104       15,371,925
                                                     ---------------   ---------------    ---------------   --------------
Total interest income                                    14,164,820        13,128,146         41,311,696       38,896,612
                                                     ---------------   ---------------    ---------------   --------------
INTEREST EXPENSE:
Interest expense on:
    Deposits                                              5,154,265         5,278,804         15,504,149       15,279,151
    Subordinated debentures                                 264,337           264,337            793,011          793,011
    Borrowings                                            1,974,566         1,303,072          5,581,003        4,040,069
                                                     ---------------   ---------------    ---------------   --------------
Total interest expense                                    7,393,168         6,846,213         21,878,163       20,112,231
                                                     ---------------   ---------------    ---------------   --------------

NET INTEREST INCOME                                       6,771,652         6,281,933         19,433,533       18,784,381
PROVISION FOR LOAN LOSSES                                    60,000            60,000            180,000          180,000
                                                     ---------------   ---------------    ---------------   --------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                       6,711,652         6,221,933         19,253,533       18,604,381
                                                     ---------------   ---------------    ---------------   --------------
OTHER INCOME (EXPENSE):
    Loan service charges and other fees                      36,700            27,298             90,176           88,961
    Gain on sale of loans                                       765             1,437              1,274            2,242
    Loss on sale of investment securities                   (17,153)                0            (17,153)               0
    Gain on disposal of fixed assets                              0             8,708             50,799            8,586
    Real estate owned operations, net                        58,712           (14,784)            33,502          (15,951)
    Service charges on accounts                             852,763           682,270          2,412,597        1,949,485
    Other income                                             71,864            49,491            208,988          143,208
                                                     ---------------   ---------------    ---------------   --------------
Total other income                                        1,003,651           754,420          2,780,183        2,176,531
                                                     ---------------   ---------------    ---------------   --------------
OPERATING EXPENSES:
    Salaries and employee benefits                        3,143,500         2,936,824          9,230,845        8,675,115
    Occupancy and equipment                               1,130,813         1,086,736          3,410,929        3,039,769
    Purchased services                                      556,075           477,505          1,567,408        1,353,767
    Federal deposit insurance premiums                       48,151            31,650            115,787           92,367
    Professional fees                                       300,386           117,956            551,569          352,218
    Advertising                                              88,614            53,494            206,249          164,729
    Other                                                   366,369           317,822          1,118,014        1,015,048
                                                     ---------------   ---------------    ---------------   --------------
Total operating expenses                                  5,633,908         5,021,987         16,200,801       14,693,013
                                                     ---------------   ---------------    ---------------   --------------

INCOME BEFORE INCOME TAXES                                2,081,395         1,954,366          5,832,915        6,087,899

INCOME TAXES:
  Current                                                 1,027,548           972,233          2,411,442        2,463,790
  Deferred                                                 (302,716)         (290,229)          (354,427)        (297,297)
                                                     ---------------   ---------------    ---------------   --------------
Total income taxes                                          724,832           682,004          2,057,015        2,166,493

NET INCOME                                           $    1,356,563    $    1,272,362     $    3,775,900    $   3,921,406
                                                     ===============   ===============    ===============   ==============
BASIC EARNINGS PER COMMON SHARE                      $         0.20    $         0.19     $         0.56    $        0.57
                                                     ===============   ===============    ===============   ==============
DILUTED EARNINGS PER COMMON SHARE                    $         0.20    $         0.19     $         0.56    $        0.56
                                                     ===============   ===============    ===============   ==============
Dividends declared per common share                  $         0.03    $         0.03     $         0.09    $        0.09
                                                     ===============   ===============    ===============   ==============
Weighted average common shares outstanding                6,686,917         6,761,942          6,697,658        6,935,764

Potential dilutive effect of the exercise of stock
  options                                                    29,505            69,075             29,364           69,951
                                                     ---------------   ---------------    ---------------   --------------

Adjusted weighted average common shares outstanding       6,716,422         6,831,017          6,727,022        7,005,715
                                                     ===============   ===============    ===============   ==============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                      Nine Months ended
                                                                                        September 30,
                                                                         ---------------------------------------------
                                                                                  2001                  2000
----------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)
OPERATING ACTIVITIES:
Net income                                                               $         3,775,900    $        3,921,406
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                            180,000               180,000
Depreciation and amortization                                                      2,335,181             1,511,021
Realized (gains) and losses on:
     Sale of loans and loans held for sale                                            (1,274)               (2,242)
     Disposal and sale of fixed assets                                               (50,799)               (8,586)
     Investment securities available for sale                                         17,153                     0
     Sale of real estate owned                                                       (70,658)              (31,416)
Decrease in accrued interest receivable                                            1,175,314               330,093
Decrease (Increase) in prepaid expenses and other assets                             195,889              (145,837)
Decrease in accrued interest payable                                                (443,034)             (285,032)
Increase in other liabilities                                                        453,126               456,215
Provision for deferred income taxes                                                 (354,427)             (336,091)
Other                                                                                      0                48,679
                                                                         --------------------   -------------------
     Net cash provided by operating activities                                     7,212,371             5,638,210
                                                                         --------------------   -------------------
INVESTING ACTIVITIES:
Proceeds from sale of:
     Education loans                                                                 215,194               438,075
     Real estate owned                                                               413,854               570,073
     Property and equipment                                                           84,432                12,436
Proceeds from maturities of investment securities held to maturity               274,872,465           119,660,360
Principal collected and proceeds from sale of investment securities               38,149,514             7,755,993
  available for sale
Principal collected and proceeds from sale of mortgage-backed                     60,154,539            17,484,504
  securities held to maturity
securities available for sale
Principal collected on loans, net                                                 48,520,794            40,097,204
Longer-term loans originated or acquired, net                                    (59,483,824)          (37,245,081)
Purchase of investment securities and mortgage-backed securities                (334,244,331)         (154,126,954)
  held to maturity
Purchase of investment securities available for sale                             (36,920,030)                    0
Purchase of Federal Home Loan Bank Stock                                          (1,248,310)                    0
Purchase of office property and equipment                                         (1,412,804)           (5,588,090)
Net cash received from branch purchases, net                                       1,466,726                     0
                                                                         --------------------   -------------------
     Net cash used by investing activities                                        (9,431,781)          (10,941,480)
                                                                         --------------------   -------------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                              23,048,231            24,289,506
Net increase in time deposits                                                        676,756             1,283,297
Net decrease in FHLB advances and advances from Bank                              (5,035,331)          (10,031,387)
Proceeds (Repayment) from securities sold under agreements to repurchase          35,000,000           (10,000,000)
Increase (Decrease) in advances from borrowers for taxes and                          33,933               (92,395)
  insurance
Purchase of treasury stock                                                          (432,840)           (3,568,710)
Dividends paid on common stock                                                      (603,913)             (630,275)
Net proceeds from issuance of common stock                                            41,325                   129
                                                                         --------------------   -------------------
     Net cash provided by financing activities                                    52,728,161             1,250,165
                                                                         --------------------   -------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  50,508,751            (4,053,105)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    44,951,299            46,275,871
                                                                         --------------------   -------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $        95,460,050    $       42,222,766
                                                                         ====================   ===================
Supplemental Disclosures:
     Cash paid for:
        Interest on deposits, advances, and other borrowings             $        22,304,595    $       20,397,263
        Income taxes                                                               2,697,733             1,969,143
        Deposits acquired in connection with merger                               28,102,691                     0
        Assets acquired in connection with merger                                 28,260,337                     0
     Non-cash investing and financing activities:
        Dividends declared and not paid at quarter end                               200,961               202,868
        Non-monetary transfers from loans to real estate acquired
           through foreclosure                                                             0               445,722

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Accumulated                                  Total
                                   Common shares     Common     Paid-in    comprehensive     Retained     Treasury   Stockholders'
                                    outstanding      stock      capital     (loss) gain      earnings       stock       Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000        6,727,702      $789,789  $8,217,654      $(358,352)   $46,401,102  $(7,640,604)   $47,409,589

Net Income                                                                                   3,775,900                   3,775,900
Other comprehensive income
  Unrealized gain on
    securities available
    for sale, net of taxes                                                      782,426                                    782,426
                                                                                                                       ------------
Total comprehensive income                                                                                               4,558,326
                                                                                                                       ------------
Dividends declared                                                                            (603,042)                   (603,042)
Exercise of stock options               31,993         3,199      38,126                                                    41,325
Purchase of common stock               (60,990)                                                            (432,840)      (432,840)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2001       6,698,705      $792,988  $8,255,780      $ 424,074    $49,573,960  $(8,073,444)   $50,973,358
-----------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

FMS Financial Corporation ("the Corporation") may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on FORM 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

FINANCIAL CONDITION

Total Assets - at September 30, 2001 were $957.8 million as compared with total assets at December 31, 2000 of $839.1 million.

Investment Securities Held to Maturity - decreased $71.9 million to $204.2 million at September 30, 2001 from $276.1 million at December 31, 2000 primarily due to calls in U.S. Agency Notes of $156.6 million, principal paydowns of $30.1 million in collateralized mortgage obligations (CMO's) and the net maturity of $62.5 million of reverse repurchase agreement investments and Municipal Bonds, partially offset by purchases of $69.0 million in U.S. Agency Notes, $89.1 million in CMO's, $6.0 million in Municipal Bonds and $13.2 million in forward commitments to purchase U.S. Agency Notes at September 30, 2001. Investment securities held to maturity at September 30, 2001 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of September 30, 2001 and December 31, 2000 follows:

                                             September 30, 2001                                  December 31, 2000
                      ------------------------------------------------------------- ----------------------------------
                                             Gross          Gross        Estimated                          Estimated
                           Amortized      Unrealized      Unrealized       Market          Amortized          Market
                             Cost            Gains          Losses         Value              Cost            Value
                      ------------------------------------------------------------- ----------------------------------
U. S. Agency Notes    $      93,551,193 $   1,251,405 $         0  $     94,802,598  $    167,923,406 $    166,378,613
CMO's                       102,929,729     1,349,522      (8,893)      104,270,358        43,954,419       43,460,728
Reverse Repurchase                    0             0           0                 0        60,341,969       60,341,969
Municipal Bonds               7,727,834         8,830           0         7,736,664         3,887,840        3,896,380
                      ------------------------------------------------------------- ----------------------------------
Total                 $     204,208,756 $   2,609,757 $    (8,893) $    206,809,620  $    276,107,634 $    274,077,690
                      ============================================================= ==================================

Investment Securities Available for Sale - increased $10.0 million to $50.8 million at September 30, 2001 from $40.9 million at December 31, 2000 as a result of purchases of $16.0 million of U.S. Agency Notes, $15.0 million of MBS's, $5.6 million of CMO's and $10.0 million of forward commitments to purchase U.S. Agency Notes at September 30, 2001, partially offset by calls of $21.3 million in U.S. Agency Notes and principal paydowns of $16.9 million on CMO's and mortgage-backed securities (MBS's). Investment securities available for sale consisted of $49.8 million in fixed rate securities and $1.0 million in adjustable rate securities at September 30, 2001. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 2001 and December 31, 2000 follows:

                                             September 30, 2001                                     December 31, 2000
                      -------------------------------------------------------------------- ----------------------------------
                                             Gross          Gross            Estimated                          Estimated
                           Amortized      Unrealized      Unrealized           Market          Amortized          Market
                             Cost            Gains          Losses             Value              Cost            Value
                      -------------------------------------------------------------------- ----------------------------------
U. S. Agency Notes    $       9,996,915 $     153,085 $              0   $     10,150,000  $     10,292,370 $     10,206,464
CMO's                        19,327,390       251,673          (41,437)        19,537,626        28,657,931       28,155,800
MBS's                        20,845,132       296,793                0         21,141,925         2,490,974        2,516,699
                      -------------------------------------------------------------------- ----------------------------------
Total                 $      50,169,437 $     701,551 $        (41,437)  $     50,829,551  $     41,441,275 $     40,878,963
                      ==================================================================== ==================================

Loans, net - increased $35.6 million to $325.8 million at September 30, 2001 from $290.2 million at December 31, 2000. This increase was the result of $25.0 million of loans acquired from the CloverBank merger and $59.5 million of loans originated, partially offset by approximately $48.5 million of principal collected on loans during the nine months ended September 30, 2001. The following table shows loans receivable by major categories at the dates indicated.

                                         September 30,        December 31,
                                             2001                 2000
                                    ------------------------------------------

Mortgage loans (1-4  dwelling)      $       255,168,758  $       228,427,960
Construction loans                              458,935              163,493
Commercial construction                       3,964,250            1,061,799
Consumer loans                                4,569,559            3,899,549
Commercial real estate                       55,375,288           52,763,358
Commercial business                          11,169,665            8,521,769
                                   ------------------------------------------
Subtotal                                    330,706,455          294,837,928
                                   ------------------------------------------
Less:
    Deferred loan fees                          691,566              678,946
    Allowance for possible
     loan losses                              4,225,784            3,980,347
                                   ------------------------------------------
Net Loans Receivable                $       325,789,105  $       290,178,635
                                   ==========================================


At September 30, 2001, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $2.3 million of which $1.1 million related to loans that were individually measured for impairment with a valuation allowance of $424 thousand and $1.2 million of loans that were collectively measured for impairment with a valuation allowance of $76 thousand. The Bank had $4.2 million in total reserves for possible loan losses at September 30, 2001, representing approximately 182% of non-accrual loans and 1.3% of total loans. For the nine months ended September 30, 2001, the average recorded investment in impaired loans was approximately $2.9 million. The Bank recognized $261 thousand of interest income on impaired loans, all of which was recognized on the cash basis.

As of September 30, 2001 the Bank had outstanding loan commitments of $13.0 million, of which $5.4 million represented variable rate loans and $7.6 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

Non-Performing Assets:
                                                         September 30,         December 31,
                                                             2001                 2000
                                                           -----------          -----------
Loans accounted for on a non-accrual basis:
     One-to-four family mortgage                           $ 1,057,079          $   778,042
     Commercial real estate                                  1,269,321            1,408,944
     Consumer and other                                              0               24,033
                                                           -----------          -----------
         Total non-accrual loans                           $ 2,326,400          $ 2,211,019
                                                           -----------          -----------
     Troubled debt restructuring                           $ 1,069,059          $   790,364
     Real estate owned, net                                     11,562              354,758
     Other non-performing assets                                87,926               87,926
                                                           -----------          -----------
     Total non-performing assets, net                      $ 3,494,947          $ 3,444,067
                                                           ===========          ===========

     Total non-accrual loans to net loans                         0.71%                0.76%
                                                           ===========          ===========
     Total non-accrual loans to total assets                      0.24%                0.26%
                                                           ===========          ===========
     Total non-performing assets to total assets                  0.36%                0.41%
                                                           ===========          ===========

Mortgage-Backed Securities Held to Maturity - increased $94.4 million to $238.2 million at September 30, 2001 from $143.8 million at December 31, 2000. The increase is the result of the purchases of $137.8 million of FNMA, FHLMC and GNMA fixed rate securities, $5.3 million of FNMA adjustable rate securities and $10.0 million of forward commitments to purchase FNMA fixed rate securities, partially offset by principal paydowns of $60.1 million. Mortgage-backed securities at September 30, 2001 consisted of $193.9 million in fixed rate securities and $44.3 million in adjustable rate securities. Mortgage-backed securities held to maturity at September 30, 2001 and December 31, 2000 are summarized below:

                               September 30, 2001                              December 31, 2000
           ----------------------------------------------------------- -------------------------------
                               Gross        Gross
              Amortized       Unrealized   Unrealized     Estimated        Amortized      Estimated
                 Cost          Gains        Losses       Market Value         Cost       Market Value
           ----------------------------------------------------------- ------------------------------

GNMA       $   62,938,694  $  1,778,341 $      (189)  $    64,716,846   $   35,868,102 $   36,129,708
FNMA          147,751,814     3,304,873        (344)      151,056,343       67,927,876     68,443,172
FHLMC          27,485,013       796,708           0        28,281,721       39,955,729     40,631,536
           -----------------------------------------------------------  ------------------------------
Total      $  238,175,521  $  5,879,922 $      (533)  $   244,054,910   $  143,751,707 $  145,204,416
           ===========================================================  ==============================

Deposits - increased $51.9 million to $700.4 million at September 30, 2001 from $648.5 million at December 31, 2000 primarily due to the inclusion of CloverBank's deposit balances of $28.1 million. Savings accounts increased $24.6 million, certificates of deposit increased $13.9 million, non-interest bearing checking accounts increased $8.5 million and money market accounts increased $9.7 million. These increases were partially offset by a decrease in interest bearing checking accounts of $4.8 million. Interest credited to depositors accounts for the nine months ended September 30, 2001 amounted to $15.9 million. The following table sets forth certain information concerning deposits at the dates indicated.

                                           September 30, 2001                            December 31, 2000
                               ------------------------------------------------------------------------------------------
                                                  Percent     Weighted                         Percent       Weighted
                                                 of Total      Average                         of Total      Average
                                    Amount       Deposits       Rate            Amount         Deposits        Rate
                               ------------------------------------------------------------------------------------------
Non-interest checking              $112,023,858   16.00%        0.00%           $103,544,519    15.97%        0.00%
Checking accounts                   126,201,939   18.02%        2.43%            131,054,687    20.20%        3.17%
Savings accounts                    127,688,295   18.23%        2.43%            103,072,351    15.90%        2.72%
Money market accounts                78,482,157   11.21%        2.71%             68,768,257    10.60%        2.75%
Certificates                        255,970,785   36.54%        5.29%            242,099,541    37.33%        5.14%
                               ------------------------------------------------------------------------------------------
   Total Deposits                  $700,367,034  100.00%        3.16%           $648,539,355    100.00%       3.35%
                               ==========================================================================================

Borrowings - at September 30, 2001 amounted to $166.3 million. Borrowings consisted of $10.0 million of 10% subordinated debentures, $155.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.05% and $1.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.00%. At December 31, 2000 borrowings consisted of $10.0 million of 10% subordinated debentures, $120.0 million in securities sold under agreements to repurchase with a weighted average rate of 5.40% and $6.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.49%.

Other Liabilities - increased $33.7 million to $36.3 million at September 30, 2001 from $2.6 million at December 31, 2000 as a result of $33.2 million in payables for investments purchased and recorded on their trade date in September 2001 with settlement dates in October 2001.

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

The Corporation recorded net income for the three months ended September 30, 2001 of $1.4 million, or $.20 diluted earnings per share as compared to $1.3 million, or $.19 diluted earnings per share for the comparable period in 2000. Earnings for the nine months ended September 30, 2001 were $3.8 million, or $.56 diluted earnings per share as compared to $3.9 million, or $.56 diluted earnings per share for the comparable periods in 2000.

Interest Rate Spread

The Bank's interest income is affected by the difference or "interest rate spread" between yields received by the Bank on its interest-earning assets and the interest rates paid by the Bank on its interest-bearing liabilities including non-interest checking accounts. Net interest income is affected by (i) the spread between the yield earned on interest-earning assets and the interest rates paid on interest-bearing savings deposits including non-interest checking accounts and borrowings (liabilities) and (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities. The Bank's interest rate spread varies over time because money fund accounts and other flexible rate accounts have become significant sources of savings deposits. Income from investment securities and mortgage-backed securities depends upon the amount invested during the period and the yields earned on such securities. The yield on loans receivable changes principally as a result of existing mortgage loan repayments, adjustable rate loan adjustments, sales and the interest rates and volume of new mortgage loans. The average yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented.

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated.

                                                          Three Months Ended September 30,
                                   -------------------------------------------------------------------------------
                                                    2001                                        2000
                                   --------------------------------------   --------------------------------------
                                      Average                   Average         Average                  Average
                                      Balance      Interest    Yield/Rate       Balance       Interest  Yield/Rate
                                   ----------   ------------   ----------   ----------------- --------- ----------
                                                                (Dollars in Thousands)
Interest-earning assets:
     Loans receivable           $     326,566   $     6,257       7.66%     $    301,532   $     5,954     7.90%
     Mortgage-backed securities       213,921         3,451       6.45%          111,323         1,907     6.85%
     Investment securities            299,293         4,457       5.96%          313,670         5,267     6.72%
                                --------------  ------------    --------    -------------  ------------  --------
Total interest-earning
        assets                        839,780        14,165       6.75%          726,525        13,128     7.23%
                                --------------  ------------    --------    -------------  ------------  --------

Interest-bearing liabilities:
     Deposits                         687,331         5,154       3.00%          622,169         5,279     3.39%
     Borrowings                       152,046         1,975       5.20%           90,521         1,303     5.76%
     Subordinated debentures           10,000           264      10.56%           10,000           264    10.56%
                                --------------  ------------    --------    -------------  ------------  --------
Total interest-bearing
        liabilities             $     849,377         7,393       3.48%     $    722,690         6,846     3.79%
                                ==============  ------------    --------    =============  ------------  --------
Net interest income                             $     6,772                                $     6,282
                                                ============                               ============
Interest rate spread                                              3.27%                                    3.44%
                                                                ========                                 ========
Net yield on average interest-earning assets                      3.23%                                    3.46%
                                                                ========                                 ========
Ratio of average interest-
     earning assets to average interest-                         98.87%                                  100.53%
     bearing liabilities                                        ========                                 ========


                                                         Nine Months Ended September 30,
                                   -------------------------------------------------------------------------
                                                   2001                                   2000
                                   ---------------------------------    ------------------------------------
                                    Average                 Average       Average                 Average
                                    Balance      Interest  Yield/Rate     Balance     Interest  Yield/Rate
                                   ----------  ----------- ----------   ------------  ----------- ----------
                                                           (Dollars in Thousands)
Interest-earning assets:
     Loans receivable           $    308,887   $   17,776     7.67%     $   302,333   $   17,599      7.76%
     Mortgage-backed securities      194,803        9,618     6.58%         117,176        5,925      6.74%
     Investment securities           297,492       13,918     6.24%         309,750       15,372      6.62%
                                -------------  -----------  --------    ------------  -----------  ---------
Total interest-earning
        assets                       801,182       41,312     6.87%         729,259       38,896      7.11%
                                -------------  -----------  --------    ------------  -----------  ---------

Interest-bearing liabilities:
     Deposits                        656,959       15,504     3.15%         615,557       15,279      3.31%
     Borrowings                      141,833        5,581     5.25%          94,583        4,040      5.69%
     Subordinated debentures          10,000          793    10.57%          10,000          793     10.57%
                                -------------  -----------  --------    ------------  -----------  ---------
Total interest-bearing
        liabilities             $    808,792       21,878     3.61%     $   720,140       20,112      3.72%
                                =============  -----------  --------    ============  -----------  ---------
Net interest income                            $   19,434                             $   18,784
                                               ===========                            ===========
Interest rate spread                                          3.26%                                   3.39%
                                                            ========                               =========
Net yield on average interest-earning assets                  3.23%                                   3.43%
                                                            ========                               =========
Ratio of average interest-
     earning assets to average interest -                    99.06%                                 101.27%
     bearing liabilities                                    ========                               =========


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

                                                       Three Months Ended                             Nine Months Ended
                                                         September 30,                                  September 30,
                                                     2001 compared to 2000                          2001 compared to 2000
                                           -------------------------------------------    ------------------------------------------
                                                  Increase (Decrease) due to:                    Increase (Decrease) due to:
                                               Rate          Volume         Total            Rate           Volume         Total
                                           -------------  -------------  -------------    ------------   -------------  -----------
                                                         (In Thousands)                                 (In Thousands)
Interest income:
     Loans receivable                      $      (191)   $        494    $       303     $      (205)   $        382   $      177
     Mortgage-backed securities                   (214)          1,758          1,544            (232)          3,925        3,693
     Investment securities                        (569)           (241)          (810)           (846)           (608)      (1,454)
                                           -------------  -------------  -------------    ------------   -------------  -----------

     Total change - interest income               (974)          2,011          1,037          (1,283)          3,699        2,416
                                           -------------  -------------  -------------    ------------   -------------  -----------
Interest expense:
     Deposits                                     (678)            553           (125)           (803)          1,028          225
     Borrowings                                   (214)            886            672            (477)          2,018        1,541
     Subordinated debentures                         0               0              0               0               0            0
                                           -------------  -------------  -------------    ------------   -------------  -----------
     Total change - interest expense              (892)          1,439            547          (1,280)          3,046        1,766
                                           -------------  -------------  -------------    ------------   -------------  -----------
Net change in net interest income          $       (82)    $       572    $       490     $        (3)   $        653   $      650
                                           =============  =============  =============    ============   =============  ===========

Net Interest Income - for the three and nine months ended September 30, 2001 totaled $6.8 million and $19.4 million, respectively. Net interest income for the three months ended September 30, 2001 increased $490 thousand as compared to the same period in 2000 due primarily to an increase in interest income on mortgage-backed securities of $1.5 million and an increase in interest income on loans of $303 thousand, partially offset by a decrease in interest income on investment securities of $810 thousand and an increase in interest expense on borrowings of $672 thousand.

The increase in interest income was primarily the result of an increase in mortgage-backed securities income of $1.5 million to $3.5 million for the three months ended September 30, 2001 from $1.9 million for the same period in 2000. The average balance of MBS's increased $102.6 million to $213.9 million for the three months ended September 30, 2001 from $111.3 million for the same period in 2000, which resulted in a volume increase of $1.8 million. The average yield of the MBS portfolio decreased 40 basis points to 6.45% for the quarter ended September 30, 2001 from 6.85% for the same period in 2000, which resulted in an interest income decrease of $214 thousand due to rate changes.

Interest income on loans increased $303 thousand to $6.3 million for the three months ended September 30, 2001 from $6.0 million for the same period in 2000. The average balance of the loan portfolio increased $25.1 million to $326.6 million for the three months ended September 30, 2001 from $301.5 million for the same period in 2000, which resulted in a volume increase in interest income of $494 thousand. The increase in the average balance is principally due to $25.0 million of CloverBank loans acquired through the merger finalized on June 1, 2001. The average rate on loans decreased 24 basis points to 7.66% for the three months ended September 30, 2001 from 7.90% for the same period in 2000, which resulted in a decrease in interest income of $191 thousand due to rate changes.

Interest income on investment securities decreased $810 thousand to $4.5 million for the three months ended September 30, 2001 from $5.3 million for the same period in 2000. The average yield of the investment portfolio decreased 76 basis points to 5.96% for the quarter ended September 30, 2001 from 6.72% for the same period in 2000, which resulted in an interest income decrease of $569 thousand due to rate changes. The average balance of investment securities decreased $14.4 million to $299.3 million for the three months ended September 30, 2001 from $313.7 million for the same period in 2000, which resulted in a volume decrease in interest income of $241 thousand.

The increase in interest expense was primarily the result of an increase in interest expense on borrowings of $672 thousand to $2.0 million for the three months ended September 30, 2001 from $1.3 million for the same period in 2000. The average balance of borrowings increased $61.5 million to $152.0 million at September 30, 2001 from $90.5 million for the same period in 2000, which resulted in a volume increase in interest expense of $886 thousand. The average rate paid on borrowings decreased 56 basis points to 5.20% for the quarter ended September 30, 2001 from 5.76% for the same period in 2000 which resulted in a decrease in interest expense of $214 thousand due to rate changes.

Interest expense on deposits decreased $125 thousand to $5.2 million for the three months ended September 30, 2001 from $5.3 million for the same period in 2000. The average rate paid on deposits decreased 39 basis points to 3.00% for the quarter ended September 30, 2001 from 3.39% for the same period in 2000, which resulted in a decrease in interest expense of $678 thousand due to rate changes. The average balance of deposits increased $65.1 million to $687.3 million for the three months ended September 30, 2001 from $622.2 million for the same period in 2000, which resulted in a volume increase in interest expense of $553 thousand. The increase in the average balance is principally due to $28.1 million of CloverBank deposits acquired and growth in interest-bearing deposit accounts.

Net interest income for the nine months ended September 30, 2001 increased $650 thousand primarily due to an increase in interest income on mortgage-backed securities of $3.7 million, partially offset by a decrease in interest income on investment securities of $1.5 million and an increase in interest expense on borrowings of $1.5 million and deposits of $225 thousand as compared to the same period in 2000.

The increase in interest income on mortgage-backed securities was due to an increase in the average balance of the portfolio of $77.6 million to $194.8 million for the nine months ended September 30, 2001 from $117.2 million for the nine months ended September 30, 2000. The increase in the average balance of the portfolio resulted in a $3.9 million increase in interest income. The portfolio increase was due to purchases during this period of $190.6 million, partially offset by $69.3 million of principal paydowns from September 2000 through September 2001. The average yield on the portfolio decreased 16 basis points to 6.58% for the nine months ended September 30, 2001 from 6.74% for the same period in 2000, which resulted in a decrease in interest income of $232 thousand due to rate changes.

The decrease in interest income on investment securities was due to a decrease in the average yield on the investment portfolio of 38 basis points to 6.24% for the nine months ended September 30, 2001 from 6.62% for the same period in 2000, which resulted in a decrease in interest income of $846 thousand due to rate changes. The average balance of the portfolio decreased $12.3 million to $297.5 million for the nine months ended September 30, 2001 from $309.8 million for the same period in 2000, which resulted in a volume decrease in interest income of $608 thousand. The decrease was primarily due to calls during this period of $188.2 million of U.S. Agency Notes, sales of $2.0 million of CMO's, the maturity of $2.7 million of municipal bonds and principal paydowns of $47.7 million, partially offset by purchases of $235.7 million primarily in U.S. Agency Notes and CMO's.

The increase in interest expense on borrowings was the result of an increase in the average balance of $47.2 million to $141.8 million for the nine months ended September 30, 2001 from $94.6 million for the same period in 2000, which resulted in a volume increase in interest expense of $2.0 million. The average rate paid on borrowings decreased 44 basis points to 5.25% for the nine months ended September 30, 2001 from 5.69% for the same period in 2000, which resulted in a decrease in interest expense of $477 thousand due to rate changes.

The increase in interest expense on deposits was the result of an increase in the average balance of deposits of $41.4 million to $657.0 million for the nine months ended September 30, 2001 from $615.6 million for the same period in 2000, which resulted in a volume increase in interest expense of $1.0 million. The average rate paid on deposits decreased 16 basis points to 3.15% for the nine months ended September 30, 2001 from 3.31% for the same period in 2000, which resulted in a decrease in interest expense of $803 thousand due to rate changes.

Provision for Loan Losses - for the three months ended September 30, 2001 remained constant at $60 thousand from 2000 to 2001. The total provision for potential loan losses remained constant at $180 thousand for the nine months ended September 30, 2001 and 2000. At September 30, 2001 the allowance for possible loan losses amounted to $4.2 million compared to $3.9 million at September 30, 2000. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and nine month periods ended September 30, 2001 were $1.0 million and $2.8 million, as compared to $754 thousand and $2.2 million for the same periods in 2000. The increase was primarily due to an increase in retail banking fees for the three branches opened and the two branches acquired since the third quarter of 2000, the amount received on rental properties acquired since the third quarter of 2000 and proceeds from the condemnation of land in Chesterfield for a gain of $50 thousand.

Operating Expenses - for the three and nine month periods ended September 30, 2001 totaled $5.6 million and $16.2 million, respectively as compared to $5.0 million and $14.7 million for the same periods in 2000.

Salaries and Employee Benefits - for the three and nine month periods ended September 30, 2001 were $3.1 million and $9.2 million, as compared to $2.9 million and $8.7 million for the same periods in 2000. The increases were primarily due to additional staff in the three new branches opened and two branches acquired since the third quarter of 2000. Average full time equivalent employees at September 30, 2001 were 437 as compared to 423 at September 30, 2000.

Occupancy and Equipment - for the three and nine month periods ended September 30, 2001 amounted to $1.1 million and $3.4 million, as compared to $1.1 million and $3.0 million for the same period since 2000. The increases are the result of additional depreciation and occupancy expenses on the new branches opened as well as other facility improvements and new computer equipment additions between the quarters ended September 30, 2001 and September 30, 2000.

Purchased Services - for the three and nine month periods ended September 30, 2001 totaled $556 thousand and $1.6 million, as compared to $478 thousand and $1.4 million for the same periods in 2000. ATM charges increased $128 thousand for the first nine months of 2001 compared to the same period in 2000. Check processing costs increased $56 thousand for the nine months ended September 30, 2001 compared to the same period in 2000 due to higher transaction volumes.

Federal Deposit Insurance Premiums - increased $23 thousand for the nine months ended September 30, 2001 as compared to the same period in 2000. The increase is due to the three new branches opened and two branches acquired through the merger with CloverBank since the third quarter of 2000.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the nine months ended September 30, 2001 from the information presented in the annual report on Form 10-K for the year ended December 31, 2000.

PART II.          OTHER INFORMATION



         Item 1:  Legal Proceedings
                  -----------------

                           None


         Item 2:  Changes in Securities
                  ---------------------

                           None


         Item 3:  Defaults Upon Senior Securities
                  -------------------------------

                           None


         Item 4:  Submission of Matters to Vote of Security of Holders
                  ----------------------------------------------------

                           None

         Item 5:  Other Information
                  -----------------

                           None


         Item 6:  Exhibits and Reports on Form 8-K
                  --------------------------------

                           None

                                S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





FMS FINANCIAL CORPORATION




Date: November 13, 2001                   /s/ Craig W. Yates
                                          --------------------------------------
                                          Craig W. Yates
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: November 13, 2001                   /s/ Channing L. Smith
                                          --------------------------------------
                                          Channing L. Smith
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)