Form 10-K405
period 2001-12-31
FMS FINANCIAL CORP
filed 2002-03-28
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------------------- to -------------------

Commission File Number: 0-17353

                            FMS FINANCIAL CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                  New Jersey                            22-2916440
---------------------------------------------  --------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer or organization)
                                                   Identification No.)

 3 Sunset Road, Burlington, New Jersey                     08016
---------------------------------------------  --------------------------------
   (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:      (609) 386-2400
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
YES X     NO     .
   ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Based on the closing sales price of $9.50 per share of the registrant's common stock on March 1, 2002, as reported on the Nasdaq National Market System the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $63.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

   1.   Portions of 2001 Annual Report to Stockholders (Parts II and IV)
   2. Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

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

     The Registrant principally operates through its thirty-four banking offices located in Burlington and Camden Counties, New Jersey. The Registrant is primarily engaged in the business of attracting deposits from the general public and originating loans which are secured by residential real estate. To a lesser extent, the Registrant also originates consumer, commercial business loans and construction loans and invests in U.S. government securities and mortgage-related securities.

     On January 25, 2001, the Corporation announced that it entered into an Agreement and Plan of Merger Conversion with CloverBank of Pennsauken, New Jersey. The merger became effective on June 1, 2001 whereby CloverBank converted to the stock form of organization and simultaneously merged with and into Farmers and Mechanics Bank.

Competition

     The Registrant's primary market area consists of Burlington and Camden Counties, New Jersey, and is one of many financial institutions serving this market area. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Registrant's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

Analysis of Loan Portfolio

     The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.


                                                                           December 31,
                            --------------------------------------------------------------------------------------------------
                                   2001                2000                1999                1998                1997
                            ------------------  ------------------  ------------------  ------------------  ------------------
                            Carrying  Percent   Carrying  Percent   Carrying  Percent   Carrying  Percent   Carrying  Percent
                             Value    of Total   Value    of Total   Value    of Total   Value    of Total   Value    of Total
                            -------   --------  -------   --------  --------  --------  --------  --------  --------  --------
                                                                      (In thousands)
Mortgage loans:
  One-to-four family......  $259,970    76.11%  $228,428    77.47%  $236,912   77.82%   $245,415    81.07%  $253,001   82.43%
  Commercial real estate..    60,627    17.75     52,763    17.90     52,544    17.26     45,938    15.18     42,974   14.00
  Commercial construction.     4,606     1.35      1,062      .36      3,935     1.29      2,609      .86      2,385     .78
  Construction............     1,254      .37        163      .06        973      .32      1,390      .46      3,258    1.06
                             -------   ------    -------   ------    -------   ------     ------   ------    -------  ------
      Total mortgage loans   326,457    95.58    282,416    95.79    294,364    96.69    295,352    97.57    301,618   98.27
                             -------   ------    -------   ------    -------   ------    -------   ------    -------  ------
Consumer and other
loans:
  Consumer................     4,583     1.34      3,900     1.32      3,274     1.08      3,237     1.07      3,609    1.17
  Commercial business.....    10,521     3.08      8,522     2.89      6,790     2.23      4,121     1.36      1,712     .56
                             -------   ------    -------   ------    -------   ------    -------   ------    -------  ------
   Total consumer and other
        loans.............    15,104     4.42     12,422     4.21     10,064     3.31      7,358     2.43      5,321    1.73
                             -------   ------    -------   ------    -------   ------     ------   ------   --------  ------
      Total loans.........  $341,561   100.00%  $294,838   100.00%  $304,428   100.00%  $302,710   100.00%  $306,939  100.00%
                             =======   ======    =======   ======    =======   ======    =======   ======    =======  ======


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

     The Registrant presently offers residential loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate indexed higher than the corresponding U.S. Treasury security index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and presently not to exceed a rate of 11.5% over the life of the loan. At December 31, 2001, adjustable-rate residential first mortgage loans amounted to $39.2 million or 11.47% of the total residential loan portfolio. These loans are generally not originated under terms, conditions and documentation which permit their sale in the secondary mortgage market to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA").

     Fixed-rate mortgage loans are generally underwritten according to FHLMC and FNMA guidelines. The Registrant periodically sells selected fixed-rate residential loans, without recourse, to provide additional funds for lending and to restructure the loan portfolio to improve interest rate risk. Generally, if the property is not owner-occupied, a higher rate of interest is charged on such loans. At December 31, 2001, $199.0 million, or 58.27% of the total residential loan portfolio, consisted of long-term fixed-rate first mortgage loans, of which none were classified as held for sale.

     The Registrant's lending policies generally limit the maximum loan-to-value ratio on owner- occupied residential first mortgage loans to 97% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. Mortgage loans on investment properties are made at loan-to-value ratios up to 70%. The loan-to- value ratio, maturity and other provisions of the loans made by the Registrant have generally reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Registrant. The Registrant requires fire and casualty insurance on all properties securing real estate loans and also performs title searches to ensure its lien position.

     The Registrant actively solicits and originates home equity loans and home equity lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 2001, the Registrant had home equity loans in the amount of $21.8 million, or 6.37%, of its residential loan portfolio and approved $21.3 million in home equity lines of credit, of which $8.2 million was outstanding.

     Commercial Real Estate Loans. Commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), in the Registrant's market area. Commercial real estate loans and multi-family residential loans have been made in amounts up to $3.8 million, with most of such loans ranging in size from $100,000 to $1.0 million. Loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust above the prime interest rate (generally 1% to 2%) or a specified treasury index or are balloon loans with fixed interest rates which mature in three to five years with principal amortization for a period of up to 25 years. At December 31, 2001, the Registrant's commercial real estate loan portfolio consisted of $57.3 million of commercial real estate and $3.3 million of multi-family loans.

     Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern, in commercial and multi-family real estate lending, is the borrower's creditworthiness and the feasibility and cash flow potential of the property. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

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

     Loan Commitments. The Registrant issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases, the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. Generally, the commitment requires acceptance within 15 days of the date of issuance. At December 31, 2001, the Registrant had $18.2 million of commitments to cover originations and $16.5 million in undisbursed funds on outstanding lines of credit. Management believes that virtually all of the Registrant's commitments will be funded.

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

Non-Performing and Problem Assets

     When a loan is more than 30 days delinquent, the borrower is contacted by mail or phone and payment is requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Registrant may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his financial affairs. If the loan continues in a delinquent status for 90 days or more, the Registrant generally will initiate foreclosure proceedings.

     Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income by the establishment of a reserve on uncollected interest. Such interest, when ultimately collected, is credited to income in the period received.

     Non-Performing Assets. The following table sets forth information regarding impaired loans, troubled debt restructured and real estate owned assets by the Registrant at the dates indicated.



                                                                         At December 31,
                                                   ----------------------------------------------------------
                                                      2001        2000        1999        1998        1997
                                                   ----------  ----------  ----------  ----------  ----------
                                                                      (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  One-to-four family ......................          $1,348      $  778      $1,386      $1,733      $2,394
  Commercial real estate ..................           1,634       1,409       1,510       1,205       1,163
  Consumer and other ......................               0          24         237         282          80
                                                     ------      ------      ------      ------      ------
    Total mortgage non-accrual loans ......          $2,982      $2,211      $3,133      $3,220      $3,637
                                                     ------      ------      ------      ------      ------
Troubled debt restructuring ...............          $1,072      $  790      $  462      $  477      $  684
Real estate owned, net ....................             214         355         449         168         446
Other non-performing assets ...............              88          88          88         644         644
                                                     ------      ------      ------      ------      ------
Total non-performing assets ...............          $4,356      $3,444      $4,132      $4,509      $5,411
                                                     ------      ------      ======      ======      ======

Total non-accrual loans to net loans ......             .89%        .76%       1.05%       1.08%       1.20%
                                                     ======       =====      ======      ======      ======
Total non-accrual loans to total assets ...             .31%        .26%        .41%        .47%        .58%
                                                     ======       =====      ======      ======      ======
Total non-performing assets to total assets             .45%        .41%        .53%        .65%        .86%
                                                     ======       =====      ======      ======      ======


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

     When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS.

     Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process.

     The following table sets forth the Registrant's classified assets in accordance with its classification system.

                                         At December 31, 2001
                                         --------------------
                                           (In thousands)

Special mention..................             $  564
Substandard......................              7,184
Doubtful.........................                 23
Loss.............................                 14
                                               -----
         Total...................             $7,785
                                               =====


     Provision for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Registrant's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

     Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

     The following table sets forth an analysis of the Registrant's allowance for loan losses for the periods indicated.

                                                                    For the Year Ended December 31,
                                           ------------------------------------------------------------------------------
                                                2001            2000            1999            1998            1997
                                           --------------  --------------  --------------  --------------  --------------
                                                                        (Dollars in Thousands)

Balance at beginning of period...........      $3,980          $3,841           $3,342         $ 3,138         $2,782
Loans charged-off:
  One-to-four family.....................         (42)            (40)             (77)            (37)            (8)
  Commercial real estate.................          --             (83)               --             --             --
  Construction...........................          --               -             (128)             --             --
  Consumer...............................          (3)             (9)               --             (1)           (40)
  Commercial business....................          --              --              (28)             --             (1)
                                                -----           -----            -----           -----          -----
    Total charge-offs....................         (45)           (132)            (233)            (38)           (49)
Recoveries...............................          13              31               78               2              5
                                                -----           -----            -----           -----          -----
Net loans charged-off....................         (32)           (101)            (155)            (36)           (44)
                                                -----           -----            -----           -----          -----
Provision for loan losses................         221             240              654             240            400
                                                -----           -----            -----           -----          -----
Increase as a result of merger...........          62              --               --              --             --
                                                -----           -----            -----           -----          -----
Balance at end of period.................      $4,231          $3,980           $3,841          $3,342         $3,138
                                                =====           =====            =====           =====          =====
Ratio of net charge-offs to average loans
  outstanding during the period..........       .010%           .034%            .051%           .012%          .014%
                                                =====           =====            =====           =====          =====

Analysis of the Allowance for Loan Losses

     The following table sets forth the breakdown of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses.


                                                                            At December 31,
                                    -----------------------------------------------------------------------------------------------
                                           2001               2000               1999               1998               1997
                                    ------------------ ------------------ ------------------ ------------------ -------------------
                                           Percent of         Percent of        Percent of          Percent of          Percent of
                                            Loans to           Loans to           Loans to           Loans to            Loans to
                                    Amount Total Loans Amount Total Loans Amount Total Loans Amount Total Loans Amount  Total Loans
                                    ------ ----------- ------ ----------- ------ ----------- ------ ----------- ------  -----------

Loans:                                                                   (Dollars in Thousands)

One-to-four family ..............  $1,339     76.11%   $2,912    77.48%   $2,506    77.82%   $1,929    81.11%    $2,016     82.43%
Commercial real estate ..........   2,311     17.75       887    17.90     1,063    17.26     1,232    15.14        954     14.00
Commercial construction .........     100      1.35         9      .36        39     1.29        26      .86         24       .78
Construction ....................     222       .37         5      .05        10      .32        14      .46         32      1.06
Consumer and other ..............      33      1.34        31     1.32        65     1.08        65     1.07         62      1.17
Commercial business .............     226      3.08       136     2.89       158     2.23        76     1.36         50       .56
                                    -----    ------     -----   ------     -----   ------    ------   ------      -----    ------
  Total allowance for loan losses  $4,231    100.00%   $3,980   100.00%   $3,841   100.00%   $3,342   100.00%    $3,138    100.00%
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

     Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2001, Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $469.1 million and $52.0 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2001, the Registrant's securities available for sale had an amortized cost of $51.7 million and market value of $52.0 million (unrealized gain of $230 thousand, net of deferred income taxes). The changes in market value in the Registrant's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Corporation's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

     At December 31, 2001, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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


                                                                At December 31,
                                                   ----------------------------------------
                                                       2001          2000          1999
                                                   ------------  ------------  ------------
                                                                (In Thousands)
Investment securities held to maturity:
  U.S. government and agency securities........       $82,190       $167,923     $170,611
  Reverse repurchase agreements................            --         60,342           --
  Municipal bonds..............................         7,721          3,888        1,509
  CMO's........................................       106,660         43,954       48,187
 Mortgage-backed securities....................       272,494        143,752      121,424
Investment securities available for sale:
  U.S. government and agency securities........        15,052         10,206        9,725
  CMO's........................................        12,565         28,156       36,817
 Mortgage-backed securities....................        24,352          2,517        2,766
                                                      -------       --------    ---------
      Total investment securities..............       521,034        460,738      391,039
 FHLB stock....................................         8,314          6,315        4,861
  Interest bearing deposits and
    overnight investments......................        31,023         14,862       25,786
                                                      -------       --------     --------
     Total investments.........................      $560,371       $481,915     $421,686
                                                      =======        =======      =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Registrant's investment securities at December 31, 2001. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                                          More than
                                One Year or Less One to Five Years Five to Ten Years      Ten Years      Total Investment Securities
                                ---------------- ----------------- -----------------  -----------------  ---------------------------
                                Carrying Average Carrying  Average Carrying  Average  Carrying  Average  Carrying   Market   Average
                                 Value    Yield   Value     Yield    Value    Yield    Value     Yield    Value      Value     Yield
                                -------  ------- --------  ------- --------  -------   -------- -------  --------   ------   -------
                                                                       (Dollars in Thousands)
Investment securities held to
maturity:
 U.S. government and
 agency obligations ..........  $    --     -- %  $   --       --%  $36,625    6.45%  $ 45,565    6.87%  $ 82,190   $ 82,827  6.68%
 Municipal bonds .............    7,391   3.44        --       --        --      --        330    5.20      7,721      7,728  3.51
 CMO's .......................       --     --        --       --     4,878    6.38    101,782    6.37    106,660    106,350  6.37
 Mortgage-backed securities ..       90   8.27       389     8.25     6,428    7.28    265,587    6.76    272,494    274,841  6.77
Investment securities
available for sale:
 U.S. government and
   agency obligations ........       --     --        --       --     5,078    6.40      9,974    6.75     15,052     15,052  6.67
 CMO's .......................       33   7.00       855     3.91     1,214    7.00     10,463    6.82     12,565     12,565  6.84
 Mortgage-backed securities ..       --     --        --       --        --      --     24,352    6.87     24,352     24,352  6.87
 FHLB stock ..................       --     --        --       --        --      --      8,314    5.20      8,314      8,314  5.20
 Interest-bearing deposits and
    overnight investments ....   31,023   2.20        --       --        --      --         --      --     31,023     31,023  2.20
                                 ------   ----     -----     ----    ------    ----    -------    ----    -------   --------  ----
   Total .....................  $38,537   2.46%   $1,244     5.27%  $54,223    6.55%  $466,367    6.65%  $560,371   $563,052  6.36%
                                 ======   ====     =====     ====    ======    ====    =======    ====    =======   ========  ====

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

     Deposits. Deposits are attracted from within the Registrant's market areas of Burlington and Camden Counties, New Jersey, through the offering of a broad selection of deposit instruments including regular checking accounts, non-interest checking accounts, money market accounts, regular passbook accounts, certificates of deposit and IRA accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Registrant regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Registrant's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Registrant does not have any brokered deposits and has no present intention to accept or solicit such deposits.

     Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2001.

Maturity Period of Deposits                         Certificates of
                                                        Deposit
                                                        -------
                                                     (In Thousands)

Three months or less..............................      $18,581
Three through six months..........................        6,806
Six through twelve months.........................        4,896
Over twelve months................................        5,846
                                                        -------
     Total........................................      $36,129
                                                         ======

     Deposit Rate. The following table sets forth the distribution of the Registrant's average balance of deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.


                                                                         At December 31,
                                ----------------------------------------------------------------------------------------------------
                                             2001                              2000                             1999
                                -------------------------------   -------------------------------  ---------------------------------
                                                       Weighted                          Weighted                           Weighted
                                          Percent of   Average              Percent of   Average               Percent of   Average
                                Average     Total      Nominal    Average     Total      Nominal    Average      Total      Nominal
                                Balance    Deposits     Rate      Balance    Deposits     Rate      Balance     Deposits     Rate
                                -------   ----------   --------   -------   ----------   -------    -------    ----------   --------

                                                                                  (Dollars In Thousands)

Passbook and regular savings    $117,485    17.48%      2.19%    $102,960     16.56%       2.47%    $ 95,370     16.82%      2.43%
Checking accounts ...........    229,598    34.15       1.18      199,378     32.10        1.80      162,484     28.66       1.25
Money market deposit accounts     75,490    11.22       2.55       67,512     10.87        2.75       65,964     11.63       2.76
Certificates of deposit .....    248,637    36.97       5.14      242,063     38.97        5.14      234,367     41.33       4.92
Surrogate statement .........      1,213      .18       6.02        9,314      1.50        5.30        8,816      1.56       5.33
                                --------   ------       ----     --------    ------        ----     --------    ------       ----
  Total Deposits ............   $672,423   100.00%      2.99%    $621,227    100.00%       3.36%    $567,001    100.00%      3.20%
                                ========   ======       ====     ========    ======        ====     ========    ======       ====

Personnel

     As of December 31, 2001 the Registrant had 300 full-time employees and 234 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

Regulation of the Corporation

     Set forth below is a brief description of certain laws which relate to the regulation of the Corporation. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

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

     As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 1999, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 2001. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings institution, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the Home Owner's Loan Act's activity restrictions.

     The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the QTL Test. See "- Regulation of the Bank
- Qualified Thrift Lender ("QTL") Test."

Regulation of the Bank

     General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, Savings Association Insurance Fund ("SAIF") insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

     The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments of BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF member institutions for the first six months of 2002 at 0% to 0.27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

     In addition, all institutions insured by the FDIC are required to pay quarterly assessments, totaling approximately 0.182% of insured deposits for the 2002 calendar year, to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% for all other thrifts, and
(3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. At December 31, 2001, the Bank was in compliance with its regulatory capital requirements.

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

     Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the Home Owners' Loan Act, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At December 31, 2001, the Bank was in compliance with its QTL requirement, with 98.52% of its assets invested in Qualified Thrift Investments.

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

     Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Properties
-------------------

     The Registrant conducts its business through its two administrative offices located in Burlington, New Jersey and its 34 branch locations in Burlington and Camden Counties, New Jersey. All of the Registrant's office and branch facilities are owned by the Registrant, except for six branch office locations, two located in Lumberton, and the others located in Medford, Mt. Holly, Burlington and Audubon, New Jersey. Management of the Registrant considers the physical condition of each of the Registrant's administrative and branch offices to be good and adequate for the conduct of the Registrant's business.

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

     The information contained under the section captioned "Stock Market Information" in the Corporation's 2001 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
---------------------------------

     The information contained in the table captioned "Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
---------------------------------------------------------------------

     The information contained in the section captioned "Asset and Liability Management" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-----------------------------------------------------

     The Registrant's financial statements listed in Item 14 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------------------------------------------------------------------------

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominee for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and "- Biographical Information" in the 2002 Proxy Statement are incorporated herein by reference.

Executive Officers of the Corporation Who Are Not Directors


Name and Title                                    Age as of December 31, 2001
--------------                                    ---------------------------

Channing L. Smith                                            58
Vice President and Chief Financial Officer

James E. Igo                                                 45
Senior Vice President and Chief Lending Officer

Thomas M. Topley                                             41
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

                                     Part IV

Item 14. Exhibits, Financial Statements, and Reports on Form 8-K
------------------------------------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1. The consolidated statements of financial condition of FMS Financial Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001, together with the related notes and the independent auditors' report of PricewaterhouseCoopers LLP, independent accountants.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

               The following Exhibits are filed as part of this report:

               3.1  Certificate  of  Incorporation*
               3.2  Bylaws*
               4    Agreement  to  furnish  copy  to  Securities   and  Exchange
                    Commission  upon request of  Indenture  dated July 28, 1994,
                    relating  to  10%   Subordinated   Debentures  due  2004  in
                    aggregate principal amount of $10 million**
               10.1 Stock Option and Incentive Plan***
               13   Portions of the 2001 Annual Report to  Stockholders
               21   Subsidiaries of the Registrant
               23   Consent of Independent Accountants

          -----------------------
          * Incorporate by reference to the Registrant's Form S-1 Registration Statement No. 33-24340.
          ** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
          *** Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-24340.

         (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 27, 2002.


                                        FMS FINANCIAL CORPORATION


                                    By: /s/Jennifer E. Martella
                                        ----------------------------------------
                                        Craig W. Yates, President and
                                        Chief Executive Officer
                                        (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

/s/Craig W. Yates                       /s/George J. Barber
-----------------------------------     ----------------------------------------
Craig W. Yates                          George J. Barber
President, Chief Executive Officer      Director
and Director
(Principal Executive Officer)

/s/Channing L. Smith                    /s/Edward J. Staats, Jr.,
-----------------------------------     ----------------------------------------
Channing L. Smith                       Edward J. Staats, Jr.,
Vice President and Chief Financial      Chairman of the Board
Officer
(Principal Financial and Accounting
Officer)

/s/Wayne H. Page                        /s/James C. Lignana
-----------------------------------     ----------------------------------------
Wayne H. Page                           James C. Lignana
Director                                Director

/s/Dominic W. Flamini                   /s/Vincent R. Farias
-----------------------------------     ----------------------------------------
Dominic W. Flamini                      Vincent R. Farias
Director                                Director

/s/Roy D. Yates                         /s/Mary Wells
-----------------------------------     ----------------------------------------
Roy D. Yates                            Mary Wells
Director                                Director

/s/Joseph W. Clarke, Jr.
-----------------------------------
Joseph W. Clarke, Jr.
Director