Form 10-Q
period 2002-03-31
FMS FINANCIAL CORP
filed 2002-05-14
CIK 839845

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended March 31, 2002

                                       OR

     Transition report pursuant to section 13 or 15(d) of the Securities ---- Exchange Act of 1934


                         Commission file number 0-17353

                            FMS FINANCIAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)


         New Jersey                                         22-2916440
-------------------------------                        --------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          Identification No.)


3 Sunset Road, Burlington, New Jersey                            08016
----------------------------------------                      ----------
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

     As of May 10, 2002 there were issued and outstanding 6,464,413 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY

                          QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 2002

                                TABLE OF CONTENTS

                                                                          Page
PART I - Financial Information

     Item 1 - Financial Statements

           Consolidated Statements of Financial Condition as of
               March 31, 2002 (unaudited) and December 31, 2001...............1

           Consolidated Statements of Operations (unaudited)
               for the three months ended
               March 31, 2002 and March 31, 2001..............................2

           Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2002 and March 31, 2001.................3

           Consolidated Statements of Changes in Stockholders' Equity
               (unaudited) for the three months ended March 31, 2002 .........4

           Notes to Consolidated Financial Statements....................5 -  6

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations............6 - 14

     Item 3 - Disclosure about Market Risk...................................14

PART II - Other Information

     Item 1 - Legal Proceedings..............................................15

     Item 2 - Changes in Securities..........................................15

     Item 3 - Defaults Upon Senior Securities................................15

     Item 4 - Submission of Matters to a Vote of Security Holders............15

     Item 5 - Other Information..............................................15

     Item 6 - Exhibits and Reports on Form 8-K...............................15

--------------------------------------------------------------------------------
FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                          ------------------------------------
                                                            March 31, 2002   December 31, 2001
                                                              (Unaudited)
                                                          ------------------------------------
ASSETS
------
     Cash and due from banks                                   $   27,660,182    $ 32,336,279
     Interest-bearing deposits                                     10,610,338         153,133
     Short term funds                                              82,305,233      30,869,712
                                                               --------------    ------------
        Total cash and cash equivalents                           120,575,753      63,359,124

     Investment securities held to maturity                       185,489,787     196,571,299
     Investment securities available for sale                      49,934,552      51,969,422
     Loans, net                                                   356,114,645     336,544,004
     Mortgage-backed securities held to maturity                  271,618,093     272,494,220
     Accrued interest receivable:
        Loans                                                       1,742,819       1,591,276
        Mortgage-backed securities                                  1,696,662       1,757,572
        Investments                                                 2,319,619       2,194,252
     Federal Home Loan Bank stock                                   9,811,720       8,313,620
     Real estate held for development, net                             87,926          87,926
     Real estate owned, net                                           201,329         214,249
     Premises and equipment, net                                   26,578,800      26,364,980
     Deferred income taxes                                          3,133,839       3,158,402
     Prepaid expenses and other assets                              2,386,249       1,767,694
     Trust Capital securities issue costs, net                        748,914               0
     Subordinated debentures issue costs, net                         134,732         149,069
                                                               --------------    ------------
TOTAL ASSETS                                                   $1,032,575,439    $966,537,109
                                                               ==============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
     Deposits                                                   $  735,818,582   $729,505,729
     Securities sold under agreements to repurchase                185,000,000    165,000,000
     Advances from the Federal Home Loan Bank                       11,232,103      1,270,313
     10% Subordinated debentures, due 2004                          10,000,000     10,000,000
     Trust Capital Securities - FMS Statutory Trust 1               25,000,000              0
     Advances by borrowers for taxes and insurance                   2,398,430      2,247,002
     Accrued interest payable                                        1,473,534      1,782,508
     Dividends payable                                                 200,979        201,531
     Other liabilities                                               7,795,919      4,326,845
                                                                --------------   ------------
      Total liabilities                                            978,919,547    914,333,928
                                                                --------------   ------------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares
        authorized; none issued
     Common stock - $.10 par value 10,000,000 shares
        authorized; shares issued 7,949,809 and 7,948,884
        and shares outstanding 6,699,313 and 6,717,705 as
        of March 31, 2002 and December 31, 2001, respectively          794,981        794,888
     Paid-in capital in excess of par                                8,279,525      8,278,423
     Accumulated other comprehensive (loss) income-net of
        deferred income taxes                                          (30,641)       147,496
     Retained earnings                                              52,907,423     51,055,818
     Less:  Treasury stock (1,250,496 and 1,231,179 shares,
        at cost, as of March 31, 2002 and December 31, 2001,
        respectively)                                               (8,295,396)    (8,073,444)
                                                                --------------   ------------
Total stockholders' equity                                          53,655,892     52,203,181
                                                                --------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,032,575,439   $966,537,109
                                                                ==============   ============

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                               Three Months ended
                                                                     March 31,
                                                            --------------------------
                                                               2002             2001
                                                            ----------      ----------
                                                                    (Unaudited)
INTEREST  INCOME:
Interest income on:
     Loans                                                     $ 6,356,484     $ 5,700,909
     Mortgage-backed securities                                  4,298,315       2,878,581
     Investments                                                 3,656,647       4,882,110
                                                               -----------     -----------
Total interest income                                           14,311,446      13,461,600
                                                               -----------     -----------

INTEREST EXPENSE:
Interest expense on:
     Deposits                                                    3,925,331       5,210,149
     Long term debt                                                285,833         264,337
     Borrowings                                                  2,095,853       1,713,597
                                                               -----------     -----------
Total interest expense                                           6,307,017       7,188,083
                                                               -----------     -----------

NET INTEREST INCOME                                              8,004,429       6,273,517

PROVISION FOR LOAN LOSSES                                            3,000          60,000
                                                               -----------     -----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                              8,001,429       6,213,517
                                                               -----------     -----------
OTHER INCOME (EXPENSE):
     Loan service charges and other fees                            28,010          26,994
     Gain on sale of loans                                              75             203
     Gain on disposal of fixed assets                                    0          50,443
     Real estate owned operations, net                              (7,854)        (13,686)
     Service charges on accounts                                   864,788         718,259
     Other income                                                   84,620          69,310
                                                               -----------     -----------
Total other income                                                 969,639         851,523
                                                               -----------     -----------

OPERATING EXPENSES:
     Salaries and employee benefits                              3,448,686       2,998,023
     Occupancy and equipment                                     1,106,408       1,177,004
     Purchased services                                            614,898         486,122
     Federal deposit insurance premiums                             30,978          29,988
     Professional fees                                             198,213         119,850
     Advertising                                                    83,202          57,632
     Other                                                         313,554         343,464
                                                               -----------     -----------
Total operating expenses                                         5,795,939       5,212,083
                                                               -----------     -----------

INCOME BEFORE INCOME TAXES                                       3,175,129       1,852,957

INCOME TAXES:
     Current                                                       997,869         850,889
     Deferred                                                      124,678        (190,815)
                                                               -----------     -----------
Total income taxes                                               1,122,547         660,074

NET INCOME                                                     $ 2,052,582     $ 1,192,883
                                                               ===========     ===========
BASIC EARNINGS PER COMMON SHARE                                $      0.31     $      0.18
                                                               ===========     ===========
DILUTED EARNINGS PER COMMON SHARE                              $      0.30     $      0.18
                                                               ===========     ===========
Dividends declared per common share                            $      0.03     $      0.03
                                                               ===========     ===========

Weighted average common shares outstanding                       6,717,670       6,725,528

Potential dilutive effect of the exercise
  of stock options                                                  18,098          58,244
                                                               -----------     -----------
Adjusted weighted average common shares outstanding              6,735,768       6,783,772
                                                               ===========     ===========

See notes to consolidated financial statements.

--------------------------------------------------------------------------------
FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                           Three Months ended
                                                                                                  March 31
                                                                                     ----------------------------------
                                                                                            2002              2001
                                                                                     ----------------------------------
                                                                                                  (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                             $  2,052,582       $  1,192,883
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                                     3,000             60,000
Depreciation and amortization                                                               905,511            590,389
Realized (gains) and losses on:
     Sale of loans and loans held for sale                                                      (75)              (203)
     Disposal and sale of fixed assets                                                            0            (50,443)
(Increase) Decrease in accrued interest receivable                                         (216,000)           564,236
Increase in prepaid expenses and other assets                                              (618,555)           (82,730)
Decrease in accrued interest payable                                                       (308,974)          (692,297)
(Decrease) Increase in other liabilities                                                   (855,926)            77,012
Provision for deferred income taxes                                                         124,679           (190,815)
                                                                                       ------------        -----------
     Net cash provided by operating activities                                            1,086,242          1,468,032
                                                                                       ------------        -----------
INVESTING ACTIVITIES:
Proceeds from sale of:
     Education loans                                                                         50,709             30,670
     Real estate owned                                                                       12,920             99,757
     Property and equipment                                                                   7,385             84,075
Principal collected and proceeds from maturities of investment securities held
to maturity                                                                              38,065,471        135,657,868
Proceeds from maturities of investment securities available for sale                     11,425,873          6,021,347
Principal collected on mortgage-backed securities held to maturity                       28,373,661         14,152,410
Principal collected on loans, net                                                        18,437,939          9,717,063
Loans originated or acquired, net                                                       (38,039,082)        (9,614,666)
Purchase of investment securities and mortgage-backed securities held to maturity       (50,604,478)      (142,967,093)
Purchase of investment securities and mortgage-backed securities available for
sale                                                                                     (9,712,633)        (7,087,725)
Purchase of Federal Home Loan Bank stock                                                 (1,498,100)          (655,000)
Purchase of office property and equipment                                                  (644,147)          (550,797)
                                                                                       ------------        -----------
     Net cash (used) provided by investing activities                                    (4,124,482)         4,887,909
                                                                                       ------------        -----------
FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts                          23,009,611         (3,632,657)
Net decrease in time deposits                                                           (16,696,758)        (2,821,741)
Net increase (decrease) in FHLB advances                                                  9,961,790         (5,035,331)
Proceeds from securities sold under agreements to repurchase                             20,000,000         10,000,000
Net proceeds from issuance of trust capital securities                                   24,251,086                  0
Increase in advances from borrowers for taxes and insurance                                 151,428             71,055
Purchase of treasury stock                                                                 (221,952)          (120,432)
Dividends paid on common stock                                                             (201,531)          (201,831)
Net proceeds from issuance of common stock                                                    1,195                  0
                                                                                       ------------        -----------
     Net cash provided (used) by financing activities                                    60,254,869         (1,740,937)
                                                                                       ------------        -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                    57,216,629          4,615,004
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           63,359,124         44,951,299
                                                                                       ------------        -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $120,575,753        $49,566,303
                                                                                       ============        ===========
Supplemental Disclosures:
     Cash paid for:
        Interest on deposits, advances, and other borrowings                           $  6,615,991        $ 7,889,380
        Income taxes                                                                      1,054,982            797,398
     Non-cash investing and financing activities:
        Dividends declared and not paid at quarter end                                      200,979            201,379
        Investments purchased and not yet settled                                         4,325,000         11,000,000


See notes to consolidated financial statements.

--------------------------------------------------------------------------------
FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                                                        Accumulated                                 Total
                                 Common shares   Common     Paid-in     comprehensive   Retained      Treasury   Stockholders'
                                  outstanding     stock     capital         loss        earnings       stock        Equity
------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2000     6,727,702     $789,789   $8,217,654    $(358,352)   $46,401,102   $(7,640,604)  $47,409,589
Net Income                                                                              1,192,883                   1,192,883
Other comprehensive income
  Unrealized gain on securities
    available for sale, net of
    taxes of $184,455                                                      327,732                                    327,732
                                                                                                                  -----------
Total comprehensive income                                                                                          1,520,615
                                                                                                                  -----------
Dividends declared ($.03)                                                                (201,379)                   (201,379)
Purchase of common stock            (15,054)                                                           (120,432)     (120,432)

------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2001        6,712,648     $789,789   $8,217,654    $ (30,620)     $47,392,606 $(7,761,036)  $48,608,393
------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2001     6,717,705     $794,888   $8,278,423    $ 147,496      $51,055,818  $(8,073,444) $52,203,181
Net Income                                                                                2,052,582                 2,052,582
Other comprehensive income
  Unrealized loss on securities
    available for sale, net of
    taxes of $100,116                                                     (178,137)                                  (178,137)
                                                                                                                  -----------
Total comprehensive income                                                                                          1,874,445
                                                                                                                  -----------
Dividends declared ($.03)                                                                  (200,977)                 (200,977)
Exercise of stock options               925           93        1,102                                                   1,195
Purchase of common stock            (19,317)                                                            (221,952)    (221,952)

------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2002        6,699,313     $794,981   $8,279,525    $ (30,641)     $52,907,423 $(8,295,396)  $53,655,892
------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                    FMS FINANICAL CORPORATION AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED).

1.  GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for FORM 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's annual report on FORM 10-K for the year ended December 31, 2001. The consolidated financial statements include the Corporation's principle subsidiary, Farmers & Mechanics Bank ("the Bank").

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No.142 provides that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested annually for impairment. This Statement provides specific guidance for testing the impairment of goodwill and intangible assets. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 effective January 1, 2002 did not have a material effect on the Consolidated Statement of Financial Condition or Statement of Operation.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. It is anticipated that the adoption of SFAS No. 143 will not have a material effect on the Consolidated Statement of Financial Condition or Statement of Operation.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including assets to be held and used, assets to be disposed of by other than sale, and assets to be disposed of by sale. This statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption by the Corporation of SFAS No. 144 effective January 1, 2002 did not have a material effect on the Consolidated Statement of Financial Condition or Statement of Operation.

3.  LONG-TERM DEBT

Long-Term Debt at March 31, 2002 consisted of $10.0 million of 10% subordinated debentures and $25.0 million of Trust Capital Securities. In March 2002 the Corporation formed a wholly-owned subsidiary, FMS Statutory Trust 1 ("the Trust"). On March 26, 2002, the Trust issued $25.0 million of floating rate capital securities which will be used for the expansion of the Bank's operations and general corporate purposes. At December 31, 2001 long-term debt consisted of $10.0 million of 10% subordinated debentures.

4.  REGULATORY CAPITAL REQUIREMENTS

The Bank is considered "well capitalized" by OTS regulations at March 31, 2002. The Bank's regulatory tangible and tier 1 (core) capital are $66.0 million or 6.4% of total bank assets and $69.7 million or 17.96% for risk-based capital.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002.

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

These forward-looking statements involve risk and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Corporation's control). The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

FINANCIAL CONDITION

Total Assets - at March 31, 2002 were $1.0 billion as compared with total assets at December 31, 2001 of $966.5 million.

Investment Securities Held to Maturity - decreased $11.1 million to $185.5 million at March 31, 2002 from $196.6 million at December 31, 2001 primarily due to calls in U.S. Agency Notes of $13.3 million, principal paydowns of $24.7 million in collateralized mortgage obligations (CMO's), and the maturity of $200 thousand of Municipal Bonds, partially offset by purchases of $9.9 million in U.S. Agency Notes, $15.4 million in CMO's and $1.8 million in Municipal Bonds during the period. Investment securities held to maturity at March 31, 2002 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 2002 and December 31, 2001 follows:


                                        March 31, 2002                            December 31, 2001
                    --------------------------------------------------------  --------------------------
                                     Gross        Gross         Estimated                    Estimated
                       Amortized   Unrealized   Unrealized        Market       Amortized       Market
                          Cost       Gains        Losses          Value          Cost          Value
                    --------------------------------------------------------  --------------------------
U.S. Agency Notes    $ 78,836,858   $209,563    $(1,207,118)   $ 77,839,303  $ 82,190,157   $ 82,827,324
CMO's                  97,286,555    399,058     (1,424,037)     96,261,576   106,659,768    106,350,004
Municipal bonds         9,366,374      6,826              0       9,373,200     7,721,374      7,728,414
                     ------------------------------------------------------  ---------------------------
Total                $185,489,787   $615,447    $(2,631,155)   $183,474,079  $196,571,299   $196,905,742
                     ======================================================  ===========================




Investment Securities Available for Sale - decreased $2.1 million to $49.9 million at March 31, 2002 from $52.0 million at December 31, 2001 as a result of calls of $5.5 million in U.S. Agency Notes, principal paydowns of $5.9 million on CMO's and mortgage-backed securities (MBS's), and market adjustments of $278 thousand, partially offset by purchases of $5.8 million of U.S. Agency Notes and $3.9 million of MBS's at March 31, 2002. Investment securities available for sale consisted of $45.2 million in fixed rate securities and $4.7 million in adjustable rate securities at March 31, 2002. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 2002 and December 31, 2001 follows:

                                        March 31, 2002                          December 31, 2001
                    ------------------------------------------------------  --------------------------
                                     Gross        Gross       Estimated                    Estimated
                       Amortized   Unrealized   Unrealized      Market       Amortized       Market
                          Cost       Gains        Losses        Value         Cost          Value
                    ------------------------------------------------------  --------------------------
U.S. Agency Notes    $15,190,250    $      0    $(276,388)     $14,913,862   $14,990,181    $15,051,850
MBSs                  26,314,716     167,632     (112,944)      26,369,404    24,371,904     24,352,168
CMOs                   8,477,513     199,968      (26,195)       8,651,286    12,377,010     12,565,404
                     -----------------------------------------------------   --------------------------
Total                $49,982,479    $367,600    $(415,527)     $49,934,552   $51,739,095    $51,969,422
                     =====================================================   ==========================

Loans, net - increased $19.6 million to $356.1 million at March 31, 2002 from $336.5 million at December 31, 2001. This increase was primarily the result of $38.0 million of loans originated, partially offset by approximately $18.4 million of principal collected on loans during the three months ended March 31, 2002. The following table shows loans receivable by major categories at the dates indicated.

                                    March 31,     December 31,
                                      2002           2001
                                  ----------------------------

Mortgage Loans                    $276,698,416    $259,970,571
Construction Loans                   1,300,563       1,254,191
Commercial Construction              4,323,917       4,605,752
Consumer Loans                       4,383,379       4,582,734
Commercial Real Estate              63,052,565      60,626,659
Commercial Business                 11,311,059      10,520,704
                                  ----------------------------
Subtotal                           361,069,899     341,560,611
                                  ----------------------------

Less:
     Deferred loan fees                719,372         786,044
     Allowance for
        loan losses                  4,235,882       4,230,563

                                  ----------------------------
Total loans, net                  $356,114,645    $336,544,004
                                  ============================


At March 31, 2002, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $2.0 million of which $1.1 million related to loans that were individually measured for impairment with a valuation allowance of $424 thousand and $947 thousand of loans that were collectively measured for impairment with a valuation allowance of $95 thousand. The Bank had $4.2 million in total reserves for loan losses at March 31, 2002, representing approximately 208% of non-accrual loans and 1.2% of total loans. For the three months ended March 31, 2002, the average recorded investment in impaired loans was approximately $2.9 million. The Bank recognized $21 thousand of interest income for the three months ended March 31, 2002 on impaired loans, all of which was recognized on the cash basis.

As of March 31, 2002 the Bank had outstanding loan commitments of $15.3 million, of which $3.2 million represented variable rate loans and $12.1 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.


                                                       March 31,    December 31,
                                                         2002           2001
                                                     ------------   ------------

Loans accounted for on a non-accrual basis:
     One-to-four family mortgage                     $   631,604     $ 1,347,705
     Commercial real estate                            1,405,575       1,633,940
     Consumer and other                                        0               0
                                                     -----------     -----------
         Total non-accrual loans                     $ 2,037,179     $ 2,981,645
                                                     -----------     -----------

     Troubled debt restructuring                     $ 1,060,031     $ 1,072,393
     Real estate owned, net                              201,329         214,249
     Other non-performing assets                          87,925          87,925
                                                     -----------     -----------
     Total non-performing assets, net                $ 3,386,464     $ 4,356,212
                                                     ===========     ===========
     Total non-accrual loans to net loans                  0.57%           0.89%
                                                     ===========     ===========
     Total non-accrual loans to total assets               0.20%           0.31%
                                                     ===========     ===========
     Total non-performing assets to total assets           0.33%           0.45%
                                                     ===========     ===========


Mortgage-Backed Securities Held to Maturity - decreased $876 thousand to $271.6 million at March 31, 2002 from $272.5 million at December 31, 2001. The decrease is the result of principal paydowns of $28.4 million, paritally offset by the purchases of $18.0 million of FNMA, FHLMC and GNMA fixed rate securities, $5.2 million of FNMA adjustable rate securities and $4.3 million of forward commitments to purchase FHLMC~adjustable rate securities. Mortgage-backed securities at March 31, 2002 consisted of $231.0 million in fixed rate securities and $40.6 million in adjustable rate securities. Mortgage-backed securities held to maturity at March 31, 2002 and December 31, 2001 are summarized below:


                                March 31, 2002                               December  31, 2001
           ---------------------------------------------------------   ----------------------------
                             Gross          Gross
            Amortized     Unrealized      Unrealized      Estimated      Amortized      Estimated
              Cost           Gains         (Losses)     Market Value       Cost        Market Value
          ----------------------------------------------------------   ----------------------------

GNMA      $ 46,918,543    $1,058,688   $   (32,422)     $ 47,944,809   $ 54,266,773   $ 55,391,045
FNMA       189,169,602     1,534,874    (1,646,658)      189,057,818    196,556,532    197,118,792
FHLMC       35,529,948       518,187       (49,835)       35,998,300     21,670,915     22,330,681
          ----------------------------------------------------------   ---------------------------
Total     $271,618,093    $3,111,749   $(1,728,915)     $273,000,927   $272,494,220   $274,840,518
          ==========================================================   ===========================


Deposits - increased $6.3 million to $735.8 million at March 31, 2002 from $729.5 million at December 31, 2001. Savings accounts increased $10.1 million, non-interest bearing checking accounts increased $5.6 million and money market accounts increased $12.8 million. These increases were partially offset by decreases in checking accounts of $5.5 million and certificates of deposits of $16.7 million. Interest credited to depositors accounts for the three months ended March 31, 2002 amounted to $4.1 million. The following table sets forth certain information concerning deposits at the dates indicated.


                                      March 31, 2002                     December 31, 2001
                           ------------------------------------------------------------------------
                                                      Weighted                           Weighted
                                            Percent   Average                  Percent    Average
                               Amount      of Total     Rate       Amount     of Total     Rate
                           ------------------------------------------------------------------------

Non-interest checking      $126,583,012      17.19%    0.00%    $120,954,278    16.57%     0.00%
Checking accounts           129,068,059      17.54     1.42%     134,601,630    18.45      2.16%
Savings accounts            141,623,815      19.26     1.29%     131,524,016    18.04      2.23%
Money market accounts        99,669,398      13.55     2.04%      86,854,749    11.91      2.55%
Certificates                238,874,298      32.46     4.20%     255,571,056    35.03      5.12%
                           ----------------------------------------------------------------------
    Total Deposits         $735,818,582     100.00%    2.01%    $729,505,729   100.00%     2.99%
                           ======================================================================


Borrowings - at March 31, 2002 amounted to $196.2 million. Borrowings consisted of $185.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.58% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 2.35%. At December 31, 2001 borrowings consisted of $165.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.86% and $1.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.00%.

RESULTS OF OPERATIONS

General

The earnings of the Corporation depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits including non-interest checking accounts, long-term debts and borrowings. Net interest income is a function of the interest rate spread, which is the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net income is also affected by non-interest income, such as gains (losses) on the sale of loans and investments, provision for loan losses and real estate owned, service charges and other fees, and operating expenses, such as: salaries, employee benefits, deposit insurance premiums, depreciation, occupancy and equipment expense and purchased services expense.

The Corporation recorded net income for the three months ended March 31, 2002 of $2.1 million, or $.30 diluted earnings per share as compared to $1.2 million, or $.18 diluted earnings per share for the comparable period in 2001.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                          Three Months Ended March 31,
                                       -----------------------------------------------------------------
                                                     2002                             2001
                                       --------------------------------  -------------------------------
                                         Average              Average     Average               Average
                                         Balance   Interest  Yield/Rate   Balance   Interest  Yield/Rate
                                       ----------  --------  ----------  ---------  --------  ----------
                                                                 (Dollars in Thousands)
Interest-earning assets:
     Loans receivable                  $ 353,885   $ 6,356     7.18%     $ 295,136    $ 5,701    7.73%
     Mortgage-backed securities          283,619     4,298     6.06%       170,068      2,879    6.77%
     Investment securities               269,276     3,657     5.43%       307,683      4,882    6.35%
                                       ---------  --------     ----      ---------    -------  ------
Total interest-earning assets            906,780    14,311     6.31%       772,887     13,462    6.97%
                                       ---------  --------     ----      ---------    -------  ------

Interest-bearing liabilities:
     Deposits                            724,922     3,925     2.17%       630,285      5,210    3.31%
     Borrowings                          179,414     2,096     4.67%       128,016      1,714    5.36%
     Long-term debt                       11,374       286    10.06%        10,000        264   10.56%
                                       ---------   -------    -----      ---------    -------  ------
Total interest-bearing liabilities     $ 915,710     6,307     2.76%     $ 768,301      7,188    3.74%
                                       =========   -------    -----      =========    -------  ------
Net interest income                                $ 8,004                            $ 6,274
                                                   =======                            =======
Interest rate spread                                           3.55%                             3.23%
                                                              =====                            ======
Net yield on average interest-
   earning assets                                              3.53%                             3.25%
                                                              =====                            ======
Ratio of average interest-
  earning assets to average
  interest -bearing liabilities                               99.02%                           100.60%
                                                              =====                            ======


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

                                          Three Months Ended March 31,
                                                    2002 vs. 2001
                                         -------------------------------
                                                Increase (Decrease)
                                                 Due to change in
                                         -------------------------------
                                           Rate     Volume       Total
                                         --------  --------   ----------
                                                 (In Thousands)
Interest income:
     Loans                                $  (480)   $ 1,135    $   655
     Mortgage-backed securities              (503)     1,922      1,419
     Investment securities                   (616)      (609)    (1,225)
                                          -------    -------    -------
     Total change - interest income        (1,599)     2,448        849
                                          -------    -------    -------
Interest expense:
     Deposits                              (2,067)       782     (1,285)
     Borrowings                              (306)       688        382
     Long-term debt                           (14)        36         22
                                           ------    -------   --------
     Total change - interest expense       (2,387)     1,506       (881)
                                           ------    -------   --------
Net change in net interest income          $  788    $   942    $ 1,730
                                           ======    =======   ========

Net Interest Income - for the three months ended March 31, 2002 totaled $8.0 million. Net interest income for the three months ended March 31, 2002 increased $1.7 million compared to the same period in 2001 due primarily to an increase in interest income on mortgage-backed securities of $1.4 million, an increase in interest income on loans of $655 thousand and a decrease in interest expense on deposits of $1.3 million, partially offset by a decrease in interest income on investment securities of $1.2 million and an increase in interest expense on borrowings of $382 thousand and long term debt of $22 thousand.

The increase in interest income was primarily the result of an increase in mortgage-backed securities income of $1.4 million to $4.3 million for the three months ended March 31, 2002 from $2.9 million for the same period in 2001. The average balance of MBS's increased $113.6 million to $283.6 million for the three months ended March 31, 2002 from $170.1 million for the same period in 2001, which resulted in an interest income volume increase of $1.9 million. The increase in the average balance during this period was due to MBS purchases of $183.6 million, partially offset by principal paydowns of $104.5 million. The average yield of the MBS portfolio decreased 71 basis points to 6.06% for the quarter ended March 31, 2002 from 6.77% for the same period in 2001, which resulted in an interest income decrease of $503 thousand due to rate changes.

Interest income on loans increased $655 thousand to $6.4 million for the three months ended March 31, 2002 from $5.7 million for the same period in 2001. The average balance of the loan portfolio increased $58.7 million to $353.9 million for the three months ended March 31, 2002 from $295.1 million for the same period in 2001, which resulted in a volume increase in interest income of $1.1 million. The increase in the average balance is principally due to an increase in loan originations during this period and $25.0 million of CloverBank loans acquired through the merger finalized on June 1, 2001. The average rate on loans decreased 55 basis points to 7.18% for the three months ended March 31, 2002 from 7.73% for the same period in 2001, which resulted in a decrease in interest income of $480 thousand due to rate changes.

Interest income on investment securities decreased $1.2 million to $3.7 million for the three months ended March 31, 2002 from $4.9 million for the same period in 2001. The average yield of the investment portfolio decreased 92 basis points to 5.43% for the quarter ended March 31, 2002 from 6.35% for the same period in 2001, which resulted in an interest income decrease of $616 thousand due to rate changes. The average balance of investment securities decreased $38.4 million to $269.3 million for the three months ended March 31, 2002 from $307.7 million for the same period in 2001, which resulted in a volume decrease in interest income of $609 thousand. The decrease in the average volume during this period is due to investment calls and maturities of $188.1 million and principal paydowns of $99.4 million, partially offset by purchases of $259.3 million.

The decrease in interest expense was primarily the result of a decrease in interest expense on deposits of $1.3 million to $3.9 million for the three months ended March 31, 2002 from $5.2 million for the same period in 2001. The average rate paid on deposits decreased 114 basis points to 2.17% for the quarter ended March 31, 2002 from 3.31% for the same period in 2001, which resulted in a decrease in interest expense of $2.1 million due to rate changes. The average balance of deposits increased $94.6 million to $724.9 million for the three months ended March 31, 2002 from $630.3 million for the same period in 2001, which resulted in a volume increase in interest expense of $782 thousand.

Interest expense on borrowings increased $382 thousand to $2.1 million for the three months ended March 31, 2002 from $1.7 million for the same period in 2001. The average balance of borrowings increased $51.4 million to $179.4 million at March 31, 2002 from $128.0 million for the same period in 2001, which resulted in a volume increase in interest expense of $688 thousand. The average rate paid on borrowings decreased 69 basis points to 4.67% for the quarter ended March 31, 2002 from 5.36% for the same period in 2001 which resulted in a decrease in interest expense of $306 thousand due to rate changes.

Interest expense on long term debt increased $22 thousand to $286 thousand for the three months ended March 31, 2002 from $265 thousand for the same period in 2001. The $25.0 million in Trust capital securities were issued in March 2002 at an initial floating rate of 5.59% increased interest expense from the same period in 2001.
                                       14

Most Significant Accounting Estimate-Provision for Loan Losses - The Banks most significant accounting estimate is the provision for loan losses which decreased $57 thousand to $3 thousand for the three months ended March 31, 2002 from $60 thousand for the same period in 2001. At March 31, 2002 the allowance for loan losses amounted to $4.2 million compared to $4.2 million at December 31, 2001. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three month period ended March 31, 2002 was $970 thousand compared to $851 thousand for the same period in 2001. The increase was primarily due to an increase in retail banking fees for the four branches opened and the two branches acquired since the first quarter of 2001 and an increase in the amount received on rental properties acquired since the first quarter of 2001.

Operating Expenses - for the three month period ended March 31, 2002 totaled $5.8 million compared to $5.2 million for the same period in 2001.

Salaries and Employee Benefits - for the three month period ended March 31, 2002 were $3.4 million compared to $3.0 million for the same period in 2001. The increase was primarily due to additional staff in the four new branches opened and two branches acquired since the first quarter of 2001. Average full time equivalent employees at March 31, 2002 were 478 as compared to 439 at March 31, 2001.

Purchased Services - for the three month period ended March 31, 2002 totaled $615 thousand compared to $486 thousand for the same period in 2001. ATM charges increased $75 thousand for the first three months of 2002 compared to the same period in 2001. Check processing costs increased $28 thousand for the three months ended March 31, 2002 compared to the same period in 2001 due to higher transaction volumes.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the three months ended March 31, 2002 from the information presented in the annual report on Form 10-K for the year ended December 31, 2001.

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



FMS FINANCIAL CORPORATION




Date: May 14, 2002                         /s/ Craig W. Yates
                                           -------------------------------------
                                           Craig W. Yates
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 14, 2002                         /s/ Channing L. Smith
                                           -------------------------------------
                                           Channing L. Smith
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)