Form 10-Q
period 2002-06-30
FMS FINANCIAL CORP
filed 2002-08-09
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC 20549
                             ----------------------

                       -------------------------------------

                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

     For  the quarterly period ended June 30, 2002

                                       OR

    Transition  report  pursuant  to  section  13 or  15(d)  of the  Securities
---
    Exchange Act of 1934



                         Commission file number 0-17353

                            FMS FINANCIAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                             22-2916440
----------                                       ----------------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                       Identification No.)

3 Sunset Road, Burlington, New Jersey                     08016
--------------------------------------------            ----------
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
                                                               -----      ---


         As of July 31, 2002 there were issued and outstanding 6,463,811 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                                  JUNE 30, 2002
                                  -------------

                                TABLE OF CONTENTS
                                -----------------
                                                                          Page
                                                                          ----
PART I - Financial Information
------------------------------

     Item 1 - Financial Statements

           Consolidated Statements of Financial Condition as of
                   June 30, 2002 (unaudited) and December 31, 2001..........1

           Consolidated Statements of Operations (unaudited)
                   for the three and six months ended
                   June 30, 2002 and June 30, 2001..........................2

           Consolidated Statements of Cash Flows (unaudited)
                   for the six months ended June 30, 2002
                   and June 30, 2001........................................3

           Consolidated  Statements  of  Changes  in  Stockholders'
                   Equity (unaudited) for the six months ended
                   June 30, 2002 and June 30, 2001..........................4

           Notes to Consolidated Financial Statements.....................5-6

     Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.........6-17

     Item 3 - Disclosure about Market Risk.................................17

PART II Other Information
-------------------------

     Item 1 - Legal Proceedings............................................18

     Item 2 - Changes in Securities........................................18

     Item 3 - Defaults Upon Senior Securities..............................18

     Item 4 - Submission of Matters to a Vote of Security Holders..........18

     Item 5 - Other Information............................................18

     Item 6 - Exhibits and Reports on Form 8-K.............................18

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------
                                                                             June 30, 2002     December 31, 2001
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                         (Unaudited)
----------------------------------------------------------------------------------------------------------------

     Cash and due from banks                                             $       27,994,194     $    32,336,279
     Interest-bearing deposits                                                       22,587             153,133
     Short term funds                                                            93,418,588          30,869,712

                                                                         -------------------    ----------------
        Total cash and cash equivalents                                         121,435,369          63,359,124
     Investment securities held to maturity                                     149,715,775         196,571,299
     Investment securities available for sale                                    95,141,981          51,969,422
     Loans, net                                                                 359,760,312         336,544,004
     Mortgage-backed securities held to maturity                                275,974,360         272,494,220
     Accrued interest receivable:
        Loans                                                                     1,777,736           1,591,276
        Mortgage-backed securities                                                1,825,174           1,757,572
        Investments                                                               2,079,653           2,194,252
     Federal Home Loan Bank stock                                                10,339,220           8,313,620
     Real estate held for development, net                                           87,926              87,926
     Real estate owned, net                                                         201,329             214,249
     Premises and equipment, net                                                 26,373,302          26,364,980
     Deferred income taxes                                                        3,138,402           3,158,402
     Prepaid expenses and other assets                                            1,151,804           1,767,694
     Trust Capital securities issue costs, net                                      756,921                   0
     Subordinated debentures issue costs, net                                       120,394             149,069

                                                                         -------------------    ----------------
TOTAL ASSETS                                                             $    1,049,879,658     $   966,537,109
                                                                         ===================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

Liabilities:
     Deposits                                                            $      746,901,242     $   729,505,729
     Securities sold under agreements to repurchase                             195,000,000         165,000,000
     Advances from the Federal Home Loan Bank                                    11,232,103           1,270,313
     10% Subordinated debentures, due 2004                                       10,000,000          10,000,000
     Trust Capital Securities - FMS Statutory Trust 1                            25,000,000                   0
     Advances by borrowers for taxes and insurance                                2,449,314           2,247,002
     Accrued interest payable                                                     1,767,318           1,782,508
     Dividends payable                                                              193,914             201,531
     Other liabilities                                                            3,409,584           4,326,845

                                                                         -------------------    ----------------
     Total liabilities                                                          995,953,475         914,333,928
                                                                         -------------------    ----------------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares  authorized;
        none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,949,809 and 7,948,884 and shares outstanding 6,463,811
        and 6,717,705 as of June 30, 2002 and December 31, 2001, respectively       794,981             794,888
     Paid-in capital in excess of par                                             8,279,525           8,278,423
     Accumulated other comprehensive gain (loss) -
        net of deferred income taxes                                                687,942             147,496
     Retained earnings                                                           55,050,315          51,055,818
     Less:  Treasury stock (1,485,998 and 1,231,179 shares,
        at cost, as of June 30, 2002 and December 31, 2001, respectively)       (10,886,580)         (8,073,444)

                                                                         -------------------    ----------------
Total stockholders' equity                                                       53,926,183          52,203,181
                                                                         -------------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    1,049,879,658     $   966,537,109
                                                                         ===================    ================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------------------
FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months ended                           Six Months ended
                                                                  June 30,                                     June 30,
                                                          2002                     2001             2002                2001
--------------------------------------------------------------------------------------------------------------------------------
INTEREST  INCOME:                                                (Unaudited)                              (Unaudited)
Interest income on:
    Loans                                           $     6,385,849       $     5,818,673    $    12,742,333    $    11,519,582
    Mortgage-backed securities                            4,535,948             3,287,694          8,834,263          6,166,275
    Investments                                           3,917,284             4,578,909          7,573,931          9,461,019
                                                    ---------------       ---------------    ---------------    ---------------
Total interest income                                    14,839,081            13,685,276         29,150,527         27,146,876
                                                    ---------------       ---------------    ---------------    ---------------

INTEREST EXPENSE:
Interest expense on:
    Deposits                                              3,570,208             5,139,735          7,495,539         10,349,884
    Long term debt                                          648,249               264,337            934,082            528,674
    Borrowings                                            2,256,465             1,892,840          4,352,318          3,606,437
                                                    ---------------       ---------------    ---------------    ---------------
Total interest expense                                    6,474,922             7,296,912         12,781,939         14,484,995
                                                    ---------------       ---------------    ---------------    ---------------
NET INTEREST INCOME                                       8,364,159             6,388,364         16,368,588         12,661,881
PROVISION FOR LOAN LOSSES                                    26,000                60,000             29,000            120,000
                                                    ---------------       ---------------    ---------------    ---------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                       8,338,159             6,328,364         16,339,588         12,541,881
                                                    ---------------       ---------------    ---------------    ---------------

OTHER INCOME (EXPENSE):
    Loan service charges and other fees                      24,653                26,482             52,663             53,476
    Gain on sale of loans                                       388                   306                463                509
    Gain on disposal of fixed assets                        100,113                   356            100,113             50,799
    Real estate owned operations, net                       (8,013)              (11,524)           (15,867)           (25,210)
    Service charges on accounts                             997,390               841,575          1,862,178          1,559,834
    Other income                                             66,849                67,814            151,469            137,124
                                                    ---------------       ---------------    ---------------    ---------------
Total other income                                        1,181,380               925,009          2,151,019          1,776,532
                                                    ---------------       ---------------    ---------------    ---------------

OPERATING EXPENSES:
    Salaries and employee benefits                        3,409,715             3,089,322          6,858,401          6,087,345
    Occupancy and equipment                               1,113,836             1,103,112          2,220,244          2,280,116
    Purchased services                                      649,041               525,211          1,263,939          1,011,333
    Federal deposit insurance premiums                       31,146                37,648             62,124             67,636
    Professional fees                                       205,823               131,333            404,036            251,183
    Advertising                                             121,381                60,003            204,583            117,635
    Other                                                   382,664               408,181            696,218            751,645
                                                    ---------------       ---------------    ---------------    ---------------
Total operating expenses                                  5,913,606             5,354,810         11,709,545         10,566,893
                                                    ---------------       ---------------    ---------------    ---------------

INCOME BEFORE INCOME TAXES                                3,605,933             1,898,563          6,781,062          3,751,520

INCOME TAXES:
    Current                                               1,677,070               533,005          2,674,939          1,383,894
    Deferred                                              (408,415)               139,104          (283,737)           (51,711)
                                                    ---------------       ---------------    ---------------    ---------------
Total income taxes                                        1,268,655               672,109          2,391,202          1,332,183

NET INCOME                                          $     2,337,278       $     1,226,454    $     4,389,860    $     2,419,337
                                                    ===============       ===============    ===============    ===============
BASIC EARNINGS PER COMMON SHARE                     $          0.36       $          0.18    $          0.66    $          0.36
                                                    ===============       ===============    ===============    ===============
DILUTED EARNINGS PER COMMON SHARE                   $          0.36       $          0.18    $          0.66    $          0.36
                                                    ===============       ===============    ===============    ===============
Dividends declared per common share                 $          0.03       $          0.03    $          0.06    $          0.06
                                                    ===============       ===============    ===============    ===============
Weighted average common shares outstanding                6,547,961             6,680,341          6,632,815          6,702,997
Potential dilutive effect of the exercise of
     stock options                                           30,445                42,825             20,616             44,449
                                                    ---------------       ---------------    ---------------    ---------------
Adjusted weighted average common shares outstanding       6,578,406             6,723,166          6,653,431          6,747,446
                                                    ===============       ===============    ===============    ===============

     See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------
                                                                                Six Months ended
                                                                                     June 30,
                                                                   ---------------------------------------
                                                                            2002                   2001
----------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
OPERATING ACTIVITIES:
Net income                                                          $      4,389,860      $     2,419,337
Adjustments to reconcile net income to net cash provided
         by operating activities:
Provision for loan losses                                                     29,000              120,000
Depreciation and amortization                                              1,952,609            1,598,023
Realized (gains) and losses on:
    Sale of loans and loans held for sale                                       (463)                (509)
    Disposal and sale of fixed assets                                       (100,113)             (50,799)
(Increase) Decrease in accrued interest receivable                          (139,463)             342,003
Decrease in prepaid expenses and other assets                                615,890               84,593
Decrease in accrued interest payable                                         (15,190)            (286,885)
Decrease in other liabilities                                               (917,261)          (1,404,343)
Decrease in deferred income taxes                                           (283,735)             (51,711)
                                                                    -----------------     ----------------
    Net cash provided by operating activities                              5,531,134            2,769,709
                                                                   ------------------    -----------------
INVESTING ACTIVITIES:
Proceeds from sale of:
    Education loans                                                          127,226               67,417
    Real estate owned                                                         12,920               77,580
    Property and equipment                                                   213,656               84,433
Principal collected and proceeds from maturities of investment
         securities held to maturity                                      94,078,801          172,011,796
Proceeds from maturities of investment securities available for sale      20,811,995           21,826,670
Principal collected on mortgage-backed securities held to maturity        49,711,717           38,562,762
Principal collected on loans, net                                         44,425,599           31,346,540
Loans originated or acquired                                             (67,830,736)         (33,371,384)
Purchase of investment securities and mortgage-backed securities
         held to maturity                                               (101,362,139)        (206,151,398)
Purchase of investment securities and mortgage-backed securities
         available for sale                                              (63,239,425)         (18,712,168)
Purchase of Federal Home Loan Bank stock                                  (2,025,600)            (998,310)
Purchase of office property and equipment                                   (966,676)          (1,023,791)
Net cash received from bank merger                                                 0            1,466,726
                                                                    -----------------     ----------------
    Net cash (used) provided by investing activities                     (26,042,662)           5,186,873
                                                                    -----------------     ----------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                      42,968,282            3,088,146
Net decrease in time deposits                                            (25,572,769)          (1,103,611)
Net increase (decrease)  in FHLB advances                                  9,961,790           (5,035,331)
Proceeds from (Repayment of) securities sold under agreements
         to repurchase                                                    30,000,000           25,000,000
Net proceeds from issuance of trust capital securities                    24,243,079                    0
Increase in advances from borrowers for taxes and insurance                  202,312              108,114
Purchase of treasury stock                                                (2,813,136)            (365,220)
Dividends paid on common stock                                              (402,980)            (403,210)
Net proceeds from issuance of common stock                                     1,195               18,720
                                                                    -----------------     ----------------
    Net cash provided by financing activities                             78,587,773           21,307,608
                                                                    -----------------     ----------------
INCREASE  IN CASH AND CASH EQUIVALENTS                                    58,076,245           29,264,190
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            63,359,124           44,951,299
                                                                    -----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $    121,435,369      $    74,215,489
                                                                    =================     ================
Supplemental Disclosures:
    Cash paid for:
       Interest on deposits, advances, and other borrowings         $     12,797,129      $    14,755,278
       Income taxes                                                        2,879,982            2,347,398
    Non-cash investing and financing activities:
       Dividends declared and not paid at quarter end                        193,914              200,703
       Deposits acquired in connection with merger                                 0           28,102,691
       Assets acquired in connection with merger                                   0           28,260,337

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                       Accumulated                                   Total
                               Common shares  Common      Paid-in     comprehensive    Retained       Treasury    Stockholders'
                                outstanding   stock       capital      (loss) gain     earnings        stock         Equity
--------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2000   6,727,702    $789,789     $8,217,654      $(358,352)  $ 46,401,102  $(7,640,604)   $ 47,409,589
Net Income                                                                               2,419,337                    2,419,337
Other comprehensive income
  Unrealized gain on securities
      available for sale, net
      of taxes of $119,910                                                  212,889                                     212,889
                                                                                                                   -------------
Total comprehensive income                                                                                            2,632,226
                                                                                                                   -------------
Dividends declared ($.06)                                                                 (402,082)                    (402,082)
Exercise of options                14,493       1,449         17,271                                                     18,720
Purchase of common stock          (52,590)                                                             (365,220)       (365,220)

--------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2001       6,689,605    $791,238     $8,234,925      $(145,463)  $ 48,418,357  $(8,005,824)   $ 49,293,233
--------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2001   6,717,705    $794,888     $8,278,423      $ 147,496   $ 51,055,818  $(8,073,444)   $ 52,203,181
Net Income                                                                               4,389,860                    4,389,860
Other comprehensive income
  Unrealized loss on securities
      available for sale,
      net of taxes of $303,736                                              540,446                                     540,446
                                                                                                                   -------------
Total comprehensive income                                                                                            4,930,306
                                                                                                                   -------------

Dividends declared ($.06)                                                                 (395,363)                    (395,363)
Exercise of stock options             925          93          1,102                                                      1,195
Purchase of common stock         (254,819)                                                           (2,813,136)     (2,813,136)

--------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2002       6,463,811    $794,981     $8,279,525      $ 687,942   $ 55,050,315 $(10,886,580)   $ 53,926,183
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX
MONTHS ENDED JUNE 30, 2002 (UNAUDITED).

1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

2-RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2002, the FASB issued SFAS No. 145 ("FAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds FASB No. 4 "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of FAS 145, gains and losses from extinguishments of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30 "Reporting the Effects of Disposal of a Segment of a Business , and Extraordinary , Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). The provisions of FAS 145 related to the rescission of FAS 4 are required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. FAS 145 also rescinds an amendment to FAS 4, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("FAS 64"), rescinds "Accounting for Intangible Assets of Motor Carriers" ("FAS 44") and amends "Accounting for Leases ("FAS 13"). FAS 145 makes technical corrections to existing pronouncements which are not substantive in nature. The adoption by the Corporation of SFAS No. 145 effective June 30, 2002 did not have a material effect on the Consolidated Statement of Financial Condition or Statement of Operation.

3-LONG-TERM DEBT
Long-Term Debt at June 30, 2002 consisted of $10.0 million of 10% subordinated debentures and $25.0 million of Trust Capital Securities. In March 2002 the Corporation formed a wholly-owned subsidiary, FMS Statutory Trust 1 ("the Trust"). On March 26, 2002, the Trust issued $25.0 million of floating rate capital securities. The interest rate resets every three months to LIBOR plus 360%, with an initial rate of 5.59%, and will not exceed 11.00% through the first five years from its issuance. The proceeds will be used for the paydown of the $10.0 million subordinated debentures, expansion of the Bank's operations and general corporate purposes. At December 31, 2001 long-term debt consisted of $10.0 million of 10% subordinated debentures.

4-SUBSEQUENT EVENT
On August 1, 2002 the Corporation redeemed its $10.0 million 10% Subordinated Debentures. The early redemption was at a price of 101%. The additional cost of redemption and the remaining unamortized bond issuance costs will be recorded as a one-time extraordinary charge to the Corporation's net income.

5-REGULATORY CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at June 30, 2002. The Bank's regulatory tangible and tier 1 (core) capital ratios are $68.5 million or 6.54% of total bank assets and $72.3 million or 18.35% for risk-based capital.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002.
FMS Financial Corporation ("the Corporation") may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on FORM 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

FINANCIAL CONDITION

Total Assets - at June 30, 2002 were $1.05 billion as compared with total assets at December 31, 2001 of $966.5 million.

Investment Securities Held to Maturity - decreased $46.9 million to $149.7 million at June 30, 2002 from $196.6 million at December 31, 2001 primarily due to calls in U.S. Agency Notes of $48.6 million, principal paydowns of $39.7 million in collateralized mortgage obligations (CMO's) and the maturity of $5.7 million of Municipal Bonds, partially offset by purchases of $25.0 million in U.S. Agency Notes, $20.3 million in CMO's and $2.2 million in Municipal Bonds during the period. Investment securities held to maturity at June 30, 2002 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of June 30, 2002 and December 31, 2001 follows:

                                                June 30, 2002                                    December 31, 2001
                      ------------------------------------------------------------------  ---------------------------------
                                             Gross          Gross          Estimated                          Estimated
                           Amortized      Unrealized      Unrealized         Market          Amortized          Market
                             Cost            Gains          Losses           Value              Cost            Value
                      ------------------------------------------------------------------  ---------------------------------
U. S. Agency Notes    $      58,472,093 $     350,841 $      (121,047) $     58,701,887   $    82,190,157   $   82,827,324
CMO's                        87,038,933       756,014        (156,091)       87,638,856       106,659,768      106,350,004
Municipal bonds               4,204,749         7,615               0         4,212,364         7,721,374        7,728,414
                      ------------------------------------------------------------------  ---------------------------------
Total                 $     149,715,775 $   1,114,470 $      (277,138) $    150,553,107   $   196,571,299   $  196,905,742
                      ==================================================================  =================================

Short term funds - increased $62.5 million to $93.4 million at June 30, 2002 from $30.9 million at December 31, 2001. The increase is the result of purchases of overnight and short-term money market investment funds from the increased prepayment and calls of our investment and loan portfolios.

Investment Securities Available for Sale - increased $43.1 million to $95.1 million at June 30, 2002 from $52.0 million at December 31, 2001. The increase is the result of purchases of $30.8 million in U.S. Agency Notes, $19.2 million of MBS's and $13.0 million of CMO's, partially offset by calls of $10.6 million in U.S. Agency Notes, principal paydowns of $10.2 million of CMO's and mortgage-backed securities (MBS's) at June 30, 2002. Investment securities available for sale consisted of $94.4 million in fixed rate securities and $727 thousand in adjustable rate securities at June 30, 2002. A comparison of cost and approximate market values of investment securities available for sale as of June 30, 2002 and December 31, 2001 follows:

                                                June 30, 2002                                      December 31, 2001
                      ------------------------------------------------------------------  ---------------------------------
                                             Gross          Gross          Estimated                          Estimated
                           Amortized      Unrealized      Unrealized         Market          Amortized          Market
                             Cost            Gains          Losses           Value              Cost            Value
                      ------------------------------------------------------------------  ---------------------------------
U. S. Agency Notes    $      35,188,634 $     389,640 $     (48,986) $     35,529,288     $  14,990,181   $   15,051,850
CMO's                        19,279,246       210,542       (22,511)       19,467,277        12,377,010       12,565,404
MBS's                        39,599,592       545,824             0        40,145,416        24,371,904       24,352,168
                      ----------------------------------------------------------------    -------------------------------
Total                 $      94,067,472 $   1,146,006 $     (71,497) $     95,141,981     $  51,739,095   $   51,969,422
                      ================================================================    ===============================


Loans, net - increased $23.2 million to $359.8 million at June 30, 2002 from $336.5 million at December 31, 2001. This increase was primarily the result of $67.8 million of loans originated, partially offset by approximately $44.4 million of principal collected on loans during the six months ended June 30, 2002. The following table shows loans receivable by major categories at the dates indicated.

                                      June 30,           December 31,
                                        2002                2001

                                ------------------------------------

Mortgage Loans                  $    276,593,715     $   259,970,571
Construction Loans                     1,412,699           1,254,191
Commercial Construction                2,724,934           4,605,752
Consumer Loans                         3,949,341           4,582,734
Commercial Real Estate                70,022,876          60,626,659
Commercial Business                    9,999,564          10,520,704

                                ------------------------------------
Subtotal                             364,703,129         341,560,611
                                ------------------------------------
Less:
     Deferred loan fees                  683,747             786,044
     Allowance for
        loan losses                    4,259,070           4,230,563

                                ------------------------------------
Total loans, net                $    359,760,312     $   336,544,004
                                ====================================


At June 30, 2002, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $2.5 million, of which $1.1 million related to loans that were individually measured for impairment with a valuation allowance of $479 thousand and $1.4 million of loans that were collectively measured for impairment with a valuation allowance of $46 thousand. The Bank had $4.3 million in total reserves for loan losses at June 30, 2002, representing approximately 167% of non-accrual loans and 1.2% of total loans. For the six months ended June 30, 2002, the average recorded investment in impaired loans was approximately $2.3 million. The Bank recognized $68 thousand of interest income for the six months ended June 30, 2002 on impaired loans, all of which was recognized on the cash basis.

As of June 30, 2002 the Bank had outstanding loan commitments of $13.5 million, of which $5.4 million represented variable rate loans and $8.1 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

                                                        June 30,           December 31,
                                                          2002                 2001
                                                       -----------         ------------

Loans accounted for on a non-accrual basis:
     One-to-four family mortgage                       $   892,198          $ 1,347,705
     Commercial real estate                              1,718,264            1,633,940
     Consumer and other                                          0                    0
                                                       -----------          -----------
     Total non-accrual loans                           $ 2,610,462          $ 2,981,645
                                                       -----------          -----------

     Troubled debt restructuring                       $ 1,045,940          $ 1,072,393
     Real estate owned, net                                201,329              214,249
     Other non-performing assets                            87,926               87,925
                                                       -----------          -----------
     Total non-performing assets, net                  $ 3,945,657          $ 4,356,212
                                                       ===========          ===========

     Total non-accrual loans to net loans                     0.73%                0.89%
                                                       ===========          ===========
     Total non-accrual loans to total assets                  0.25%                0.31%
                                                       ===========          ===========
     Total non-performing assets to total assets              0.38%                0.45%
                                                       ===========          ===========

Mortgage-Backed Securities Held to Maturity - increased $3.5 million to $276.0 million at June 30, 2002 from $272.5 million at December 31, 2001. The increase is the result of purchases of $43.7 million of FNMA, FHLMC and GNMA fixed rate securities and $9.5 million of FNMA adjustable rate securities, partially offset by the principal paydowns of $49.7 million. Mortgage-backed securities at June 30, 2002 consisted of $234.5 million in fixed rate securities and $41.5 million in adjustable rate securities. Mortgage-backed securities held to maturity at June 30, 2002 and December 31, 2001 are summarized below:

                                  June 30, 2002                               December 31, 2001
           -----------------------------------------------------------  -----------------------------
                               Gross        Gross
              Amortized      Unrealized   Unrealized      Estimated       Amortized      Estimated
                 Cost          Gains        Losses      Market Value         Cost       Market Value
           -----------------------------------------------------------  -----------------------------

GNMA       $   46,242,417  $  1,703,621 $      (120)  $    47,945,918   $  54,266,773 $   55,391,045

FNMA          192,636,906     3,408,241    (206,202)      195,838,945     196,556,532    197,118,792

FHLMC          37,095,037       748,086     (33,145)       37,809,978      21,670,915     22,330,681

           -----------------------------------------------------------  -----------------------------
Total      $  275,974,360  $  5,859,948 $  (239,467)  $   281,594,841   $ 272,494,220 $  274,840,518
           ===========================================================  =============================

Deposits - increased $17.4 million to $746.9 million at June 30, 2002 from $729.5 million at December 31, 2001. Money market accounts increased $22.3 million, savings accounts increased $16.0 million and non-interest bearing checking accounts increased $12.6 million. These increases were partially offset by decreases in certificates of deposits of $25.6 million and checking accounts of $7.9 million. Interest credited to depositors accounts for the six months ended June 30, 2002 amounted to $7.6 million. The following table sets forth certain information concerning deposits at the dates indicated.

                                             June 30, 2002                          December 31, 2001
                               ---------------------------------------------------------------------------------
                                                   Percent   Weighted                      Percent   Weighted
                                                   of Total   Average                      of Total   Average
                                      Amount       Deposits    Rate            Amount      Deposits    Rate
                               ---------------------------------------------------------------------------------
Non-interest checking              $133,546,602     17.88%     0.00%        $120,954,278    16.57%     0.00%
Checking accounts                   126,679,979     16.96%     1.28%         134,601,630    18.45%     2.16%
Savings accounts                    147,524,324     19.75%     1.43%         131,524,016    18.04%     2.23%
Money market accounts               109,152,050     14.61%     2.05%          86,854,749    11.91%     2.55%
Certificates                        229,998,287     30.80%     3.91%         255,571,056    35.03%     5.12%
                               ---------------------------------------------------------------------------------
   Total Deposits                  $746,901,242    100.00%     2.07%        $729,505,729   100.00%     2.99%
                               =================================================================================

Borrowings - at June 30, 2002 amounted to $206.2 million. Borrowings consisted of $195.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.49% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 2.18%. At December 31, 2001 borrowings consisted of $165.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.86% and $1.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.00%.

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

The Corporation recorded net income for the three months ended June 30, 2002 of $2.3 million, or $.36 diluted earnings per share as compared to $1.2 million, or $.18 diluted earnings per share for the comparable period in 2001. Earnings for the six months ended June 30, 2002 were $4.4 million, or $.66 diluted earnings per share as compared to $2.4 million, or $.36 diluted earnings per share for the comparable periods in 2001.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:


                                                                   Three Months Ended June 30,
                                   ---------------------------------------------------------------------------------------------
                                                       2002                                               2001
                                   ---------------------------------------------   ---------------------------------------------
                                        Average                       Average            Average                         Average
                                        Balance       Interest       Yield/Rate          Balance         Interest      Yield/Rate
                                   --------------  -------------    ------------   ----------------  --------------   -----------
                                                                      (Dollars in Thousands)
Interest-earning assets:
     Loans receivable           $        364,113   $      6,386           7.02%    $       304,958   $       5,819        7.63%
     Mortgage-backed securities          304,900          4,536           5.95%            200,420           3,288        6.56%
     Investment securities               301,482          3,917           5.20%            293,838           4,579        6.23%
                                -----------------  -------------    ------------   ----------------  --------------   ----------
Total interest-earning assets            970,495         14,839           6.12%            799,216          13,686        6.85%
                                -----------------  -------------    ------------   ----------------  --------------   ----------

Interest-bearing liabilities:
     Deposits                            738,412          3,570           1.93%            653,262           5,140        3.15%
     Borrowings                          203,677          2,256           4.43%            145,437           1,893        5.21%
     Long-Term Debt                       35,774            648           7.25%             10,000             264       10.56%
                                -----------------  -------------    ------------   ----------------  --------------   ----------
Total interest-bearing
     liabilities                $        977,863          6,474           2.65%    $       808,699           7,297        3.61%
                                =================  -------------    ------------   ================  --------------   ----------
Net interest income                                $      8,365                                      $       6,389
                                                   =============                                     ==============
Interest rate spread                                                      3.47%                                           3.24%
                                                                    ============                                      ==========

Net yield on average interest-earning assets                              3.45%                                           3.20%
                                                                    ============                                      ==========

Ratio of average interest-
     earning assets to average interest
     -bearing liabilities                                                99.25%                                          98.83%
                                                                    ============                                      ==========




                                                                    Six Months Ended June 30,
                                   ---------------------------------------------------------------------------------------------
                                                      2002                                               2001
                                   ---------------------------------------------   ---------------------------------------------
                                      Average                         Average          Average                         Average
                                      Balance        Interest       Yield/Rate         Balance         Interest       Yield/Rate
                                   --------------  -------------    ------------   ----------------  --------------   ----------
                                                                      (Dollars in Thousands)
Interest-earning assets:
     Loans receivable           $        358,999   $     12,742           7.10%    $       300,047   $      11,520        7.68%
     Mortgage-backed securities          294,259          8,834           6.00%            185,244           6,166        6.66%
     Investment securities               275,774          7,574           5.49%            312,750           9,461        6.05%
                                -----------------  -------------    ------------   ----------------  --------------   ----------
Total interest-earning
        assets                           929,032         29,150           6.28%            798,041          27,147        6.80%
                                -----------------  -------------    ------------   ----------------  --------------   ----------

Interest-bearing liabilities:
     Deposits                            731,667          7,496           2.05%            641,773          10,350        3.23%
     Borrowings                          191,545          4,352           4.54%            136,727           3,606        5.27%
     Long-Term Debt                       23,580            934           7.92%             10,000             529       10.58%
                                -----------------  -------------    ------------   ----------------  --------------   ----------
Total interest-bearing
        liabilities             $        946,792         12,782           2.70%    $       788,500          14,485        3.67%
                                =================  -------------    ------------   ================  --------------   ----------
Net interest income                                $     16,368                                      $      12,662
                                                   =============                                     ==============
Interest rate spread                                                      3.58%                                           3.13%
                                                                    ============                                      ==========

Net yield on average interest-earning assets                              3.52%                                           3.17%
                                                                    ============                                      ==========

Ratio of average interest-
     earning assets to average interest
     -bearing liabilities                                                98.12%                                         101.21%
                                                                    ============                                      ==========

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




                                                Three Months Ended                          Six Months Ended
                                                     June 30,                                   June 30,
                                                   2002 vs 2001                              2002 vs 2001
                                                Increase (Decrease)                      Increase (Decrease)
                                                  Due to Change in:                        Due to Change in:
                                      ---------------------------------------    ---------------------------------------
                                          Rate         Volume         Total         Rate          Volume        Total
                                                   (In Thousands)                             (In Thousands)
                                      ----------------------------------------   ---------------------------------------
Interest income:
Loans                                  $    (562)    $    1,129    $      567     $ (1,041)     $    2,263    $   1,222
Mortgage-backed securities                  (466)         1,714         1,248         (961)          3,629        2,668
Investment securities                       (781)           119          (662)        (768)         (1,119)      (1,887)
                                      ----------------------------------------   ---------------------------------------
Total change interest income              (1,809)         2,962         1,153       (2,770)          4,773        2,003
                                      ----------------------------------------   ---------------------------------------
Interest expense:
Deposits                                  (2,240)           670        (1,570)      (4,304)          1,450       (2,854)
Borrowings                                  (395)           758           363         (700)          1,446          746
Long-Term Debt                              (296)           680           384         (313)            718          405
                                      ----------------------------------------   ---------------------------------------

Total change - interest expense           (2,931)         2,108          (823)      (5,317)          3,614       (1,703)
                                      ----------------------------------------   ---------------------------------------

Net change in net interest income      $   1,122     $      854    $    1,976     $  2,547      $    1,159    $   3,706
                                      ========================================   =======================================

Net Interest Income - for the three and six months ended June 30, 2002 totaled $8.4 million and $16.4 million, respectively. Net interest income for the three months ended June 30, 2002 increased $2.0 million compared to the same period in 2001 due primarily to an increase in interest income on mortgage-backed securities of $1.2 million, an increase in interest income on loans of $567 thousand and a decrease in interest expense on deposits of $1.5 million, partially offset by a decrease in interest income on investment securities of $662 thousand, an increase in interest expense on long-term debt of $384 thousand and an increase in interest expense on borrowings of $363 thousand.

The increase in interest income was primarily the result of an increase in mortgage-backed securities interest income of $1.2 million to $4.5 million for the three months ended June 30, 2002 from $3.3 million for the same period in 2001. The average balance of MBS's increased $104.5 million to $304.9 million for the three months ended June 30, 2002 from $200.4 million for the same period in 2001, which resulted in an interest income volume increase of $1.7 million. The increase in the average balance during this period was due to MBS purchases of $53.2 million, partially offset by principal paydowns of $49.7 million. The average yield of the MBS portfolio decreased 61 basis points to 5.95% for the quarter ended June 30, 2002 from 6.56% for the same period in 2001, which resulted in an interest income decrease of $466 thousand due to rate changes.

Interest income on loans increased $567 thousand to $6.4 million for the three months ended June 30, 2002 from $5.8 million for the same period in 2001. The average balance of the loan portfolio increased $59.2 million to $364.1 million for the three months ended June 30, 2002 from $305.0 million for the same period in 2001, which resulted in a volume increase in interest income of $1.1 million. The increase in the average balance is principally due to an increase in loan originations during this period and $25.0 million of CloverBank loans acquired through the merger finalized on June 1, 2001. The average rate on loans decreased 61 basis points to 7.02% for the three months ended June 30, 2002 from 7.63% for the same period in 2001, which resulted in a decrease in interest income of $562 thousand due to rate changes.

Interest income on investment securities decreased $662 thousand to $3.9 million for the three months ended June 30, 2002 from $4.6 million for the same period in 2001. The average yield of the investment portfolio decreased 103 basis points to 5.20% for the quarter ended June 30, 2002 from 6.23% for the same period in 2001, which resulted in an interest income decrease of $781 thousand due to rate changes. The average balance of investment securities increased $7.6 million to $301.5 million for the three months ended June 30, 2002 from $293.8 million for the same period in 2001, which resulted in a volume increase in interest income of $119 thousand. The increase in the average volume during this period is due to purchases of $110.4 million in U.S. Agency Notes, partially offset by investment calls and maturities of $64.9 million and principal paydowns of $50.0 million.

Interest expense on deposits decreased $1.5 million to $3.6 million for the three months ended June 30, 2002 from $5.1 million for the same period in 2001. The average rate paid on deposits decreased 122 basis points to 1.93% for the quarter ended June 30, 2002 from 3.15% for the same period in 2001, which resulted in a decrease in interest expense of $2.2 million due to rate changes. The average balance of deposits increased $85.2 million to $738.4 million for the three months ended June 30, 2002 from $653.3 million for the same period in 2001, which resulted in a volume increase in interest expense of $670 thousand.

Interest expense on long term debt increased $384 thousand to $648 thousand for the three months ended June 30, 2002 from $264 thousand for the same period in 2001. The $25.0 million in Trust capital securities issued in March 2002 at an initial floating rate of 5.59% increased interest expense from the same period in 2001.

Interest expense on borrowings increased $363 thousand to $2.3 million for the three months ended June 30, 2002 from $1.9 million for the same period in 2001. The average balance of borrowings increased $58.2 million to $203.7 million at June 30, 2002 from $145.4 million for the same period in 2001, which resulted in a volume increase in interest expense of $758 thousand. The average rate paid on borrowings decreased 78 basis points to 4.43% for the quarter ended June 30, 2002 from 5.21% for the same period in 2001 which resulted in a decrease in interest expense of $395 thousand due to rate changes.

Net interest income for the six months ended June 30, 2002 increased $3.7 million primarily due to an increase in interest income on mortgage-backed securities of $2.7 million, an increase in interest income on loans of $1.2 million and a decrease in interest expense on deposits of $2.9 million, partially offset by a decrease in interest income on investment securities of $1.9 million, an increase in interest expense on borrowings of $746 thousand and an increase in interest expense on long-term debt of $405 thousand as compared to the same six month period in 2001.

The increase in interest income on mortgage-backed securities was due to an increase in the average balance of the portfolio of $109.0 million to $294.3 million for the six months ended June 30, 2002 from $185.2 million for the six months ended June 30, 2001. The increase in the average balance of the portfolio resulted in a $3.6 million increase in interest income. The average yield on the portfolio decreased 66 basis points to 6.00% for the six months ended June 30, 2002 from 6.66% for the same period in 2001, which resulted in a decrease in interest income of $961 thousand due to rate changes. The increase in the average balance was due to purchases during this period of $165.2 million, partially offset by $101.5 million of principal paydowns from June 2001 through June 2002.

The increase in interest income on loans was due to an increase in the average balance of $59.0 million to $359.0 million for the six months ended June 30, 2002 from $300.0 million for the six months ended June 30, 2001. The increase in the average balance resulted in a $2.3 million volume increase in interest income. The increase in the average balance is primarily due to an increase in loan originations and $25.0 million of CloverBank loans acquired through the merger finalized on June 1, 2001. The average yield on loans decreased 58 basis points to 7.10% for the six months ended June 30, 2002 from 7.68% for the same period in 2001, which resulted in a decrease in interest income of $1.0 million due to rate changes.

The decrease in interest income on investment securities was due to a decrease in the the average balance of the portfolio of $37.0 million to $275.8 million for the six months ended June 20, 2002 from $312.8 million for the same period in 2001, which resulted in a volume decrease in interest income of $1.1 million. The decrease in the average balance was primarily due to $188.3 million in calls on U.S. Agency Notes and $102.4 million of principal paydowns, partially offset by purchases of $274.7 million in U.S. Agency Notes and CMO's. The average yield on the investment portfolio decreased 56 basis points to 5.49% for the six months ended June 30, 2002 from 6.05% for the same period in 2001, which resulted in a decrease in interest income of $768 thousand due to rate changes.

The decrease in interest expense on deposits was the result of a decrease in the average yield of 118 basis points to 2.05% for the six months ended June 30, 2002 from 3.23% for the same period in 2001, which resulted in a decrease in interest expense of $4.3 million due to rate changes. The average balance of deposits increased $89.9 million to $731.7 million for the six months ended June 30, 2002 from $641.8 million for the same period in 2001, which resulted in a volume increase in interest expense of $1.5 million.

The increase in interest expense on borrowings was the result of an increase in the average balance of $54.8 million to $191.5 million for the six months ended June 30, 2002 from $136.7 million for the same period in 2001, which resulted in a volume increase in interest expense of $1.4 million. The average yield on borrowings decreased 73 basis points to 4.54% for the six months ended June 30, 2002 from 5.27% for the same period in 2001, which resulted in a decrease in interest expense of $700 thousand due to rate changes.

Interest expense on long-term debt increased $405 thousand to $934 thousand for the six months ended June 30, 2002 from $529 thousand for the same period in 2001. The $25.0 million in Trust capital securities issued in March 2002 at an initial floating rate of 5.59% increased interest expense from the same period in 2001.

Most Significant Accounting Estimate-Provision for Loan Losses - The Banks most significant accounting estimate is the provision for loan losses which decreased $34 thousand to $26 thousand for the three months ended June 30, 2002 from $60 thousand for the same period in 2001. At June 30, 2002 the allowance for loan losses amounted to $4.3 million compared to $4.2 million at June 30, 2001. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and six month periods ended June 30, 2002 was $1.2 million and $2.2 million, as compared to $925 thousand and $1.8 million for the same periods in 2001. The increase was primarily due to a gain on the sale of the 712 Stokes Road branch of $160 thousand, an increase in retail banking fees for the two branches opened since the second quarter of 2001 and an increase in the amount received on rental properties acquired since the second quarter of 2001.

Operating Expenses - for the three and six month periods ended June 30, 2002 totaled $5.9 million and $11.7 million, respectively as compared to $5.4 million and $10.6 million for the same periods in 2001.

Salaries and Employee Benefits - for the three and six month periods ended June 30, 2002 were $3.4 million and $6.9 million, as compared to $3.1 million and $6.1 million for the same period in 2001. The increases were primarily due to additional staff in the two new branches opened since the second quarter of 2001 and annual compensation adjustments, effective the beginning of the year. Average full time equivalent employees at June 30, 2002 were 477 as compared to 425 at June 30, 2001.

Purchased Services - for the three and six month periods ended June 30, 2002 totaled $649 thousand and $1.3 million, as compared to $525 thousand and $1.0 million for the same periods in 2001. ATM charges increased $163 thousand for the first six months of 2002 compared to the same period in 2001. Check processing costs increased $56 thousand for the six months ended June 30, 2002 compared to the same period in 2001 due to higher transaction volumes.

Professional Fees - for the three and six month periods ended June 30, 2002 totaled $206 thousand and $404 thousand as compared to $131 thousand and $251 thousand for the same periods in 2001. Costs associated with nonmaterial litigation and data network consulting fees are the principle reasons for the increases.

Advertising - for the three and six month periods ended June 30, 2002 increased $61 thousand and $87 thousand respectively. Additional newspaper and cable TV ads increased advertising costs.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the six months ended June 30, 2002 from the information presented in the annual report on Form 10-K for the year ended December 31, 2001.

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

                       (a)   Exhibit 99.1 certification

                       (b) No reports on Form 8-K were filed during the period under report

                                S I G N A T U R E



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





FMS FINANCIAL CORPORATION




Date: August 9, 2002             /s/ Craig W. Yates
                                 ------------------
                                 Craig W. Yates
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)



Date: August 9, 2002             /s/ Channing L. Smith
                                 ---------------------
                                 Channing L. Smith
                                 Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)