Form 10-Q
period 2002-09-30
FMS FINANCIAL CORP
filed 2002-11-13
CIK 839845

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 0-17353

                            FMS FINANCIAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                   22-2916440
-------------------------------                   -------------------
(State or other jurisdiction of                       IRS Employer
incorporation or organization)                     Identification No.)


3 Sunset Road, Burlington, New Jersey                    08016
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (609) 386-2400

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO . As of November 1, 2002 there were issued and outstanding 6,463,811 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------
                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------
                               SEPTEMBER 30, 2002
                               ------------------
                                TABLE OF CONTENTS
                                -----------------

PART I - Financial Information                                                                          Page
------------------------------                                                                          ----

         Item 1 - Financial Statements
                Consolidated Statements of Financial Condition as of
                       September 30, 2002 (unaudited) and December 31, 2001................................1

               Consolidated Statements of Operations (unaudited)
                       for the three and nine months ended
                       September 30, 2002 and September 30, 2001...........................................2

               Consolidated Statements of Cash Flows (unaudited)
                       for the nine months ended September 30, 2002
                       and September 30, 2001..............................................................3

               Consolidated  Statements  of  Changes  in  Stockholders' Equity
                       (unaudited) for the nine months ended September 30, 2002
                       and September 30, 2001..............................................................4

               Notes to Consolidated Financial Statements................................................5-6

         Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations....................................6-17

         Item 3 - Disclosure about Market Risk............................................................17

         Item 4 - Disclosure Controls and Procedures......................................................17

PART II - Other Information
---------------------------

         Item 1 - Legal Proceedings.......................................................................18

         Item 2 - Changes in Securities...................................................................18

         Item 3 - Defaults Upon Senior Securities.........................................................18

         Item 4 - Submission of Matters to a Vote of Security Holders.....................................18

         Item 5 - Other Information.......................................................................18

         Item 6 - Exhibits and Reports on Forms 8-K  .....................................................18


FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------------------------------------------------------
                                                                                   September 30, 2002    December 31, 2001

--------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                               (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
     Cash and due from banks                                                      $     30,230,050     $     32,336,279
     Interest-bearing deposits                                                              44,878              153,133
     Short term funds                                                                   36,280,803           30,869,712
                                                                                  ----------------     ----------------

        Total cash and cash equivalents                                                 66,555,731           63,359,124
     Investment securities held to maturity                                            151,026,006          196,571,299
     Investment securities available for sale                                          145,668,759           51,969,422
     Loans, net                                                                        360,795,487          336,544,004
     Mortgage-backed securities held to maturity                                       330,606,407          272,494,220
     Accrued interest receivable:
        Loans                                                                            1,707,518            1,591,276
        Mortgage-backed securities                                                       2,079,810            1,757,572
        Investments                                                                      2,251,564            2,194,252
     Federal Home Loan Bank stock                                                       10,811,720            8,313,620
     Real estate held for development, net                                                  87,926               87,926
     Real estate owned, net                                                                278,126              214,249
     Premises and equipment, net                                                        27,599,917           26,364,980
     Deferred income taxes                                                               3,458,136            3,158,402
     Prepaid expenses and other assets                                                   1,210,177            1,767,694
     Trust Capital securities issue costs, net                                             737,460                    0
     Subordinated debentures issue costs, net                                                    0              149,069

                                                                                  ----------------     ----------------
TOTAL ASSETS                                                                      $  1,104,874,744     $    966,537,109
                                                                                  ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------

Liabilities:
     Deposits                                                                     $    766,107,078     $    729,505,729
     Securities sold under agreements to repurchase                                    205,000,000          165,000,000
     Advances from the Federal Home Loan Bank                                           11,232,103            1,270,313
     10% Subordinated debentures, due 2004                                                       0           10,000,000
     Trust Capital securities - FMS Statutory Trust 1                                   25,000,000                    0
     Advances by borrowers for taxes and insurance                                       2,166,998            2,247,002
     Accrued interest payable                                                            1,350,784            1,782,508
     Dividends payable                                                                     193,914              201,531
     Other liabilities                                                                  37,603,551            4,326,845
                                                                                  -----------------    -----------------
     Total liabilities                                                               1,048,654,428          914,333,928
                                                                                  -----------------    -----------------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares  authorized;  none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,949,809 and 7,948,884 and shares outstanding 6,463,811
        and 6,717,705 as of September 30, 2002 and December 31, 2001, respectively         794,981              794,888
     Paid-in capital in excess of par                                                    8,279,525            8,278,423
     Accumulated other comprehensive income - net of deferred income taxes               1,229,145              147,496
     Retained earnings                                                                  56,803,245           51,055,818
     Less:  Treasury stock (1,485,998 and 1,231,179 shares, at cost, as of
        September 30, 2002 and December 31, 2001, respectively)                        (10,886,580)          (8,073,444)
                                                                                  -----------------    -----------------
Total stockholders' equity                                                              56,220,316           52,203,181
                                                                                  -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  1,104,874,744     $    966,537,109
                                                                                  =================    =================

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months ended                   Nine Months ended
                                                                        September 30,                       September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     2002            2001             2002               2001
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:                                                         (Unaudited)                        (Unaudited)

Interest income on:
    Loans                                                       $    6,425,228  $    6,256,589   $   19,167,561    $  17,776,171
    Mortgage-backed securities                                       4,782,173       3,451,146       13,616,436        9,617,421
    Investments                                                      3,302,760       4,457,085       10,876,691       13,918,104
                                                                --------------  --------------   --------------    -------------
Total interest income                                               14,510,161      14,164,820       43,660,688       41,311,696
                                                                --------------  --------------   --------------    -------------

INTEREST EXPENSE:
Interest expense on:
    Deposits                                                         3,354,425       5,154,265       10,849,964       15,504,149
    Long term debt                                                     445,773         264,337        1,379,855          793,011
    Borrowings                                                       2,314,864       1,974,566        6,667,182        5,581,003
                                                                --------------  --------------   --------------    -------------
Total interest expense                                               6,115,062       7,393,168       18,897,001       21,878,163
                                                                --------------  --------------   --------------    -------------

NET INTEREST INCOME                                                  8,395,099       6,771,652       24,763,687       19,433,533
PROVISION FOR LOAN LOSSES                                               60,000          60,000           89,000          180,000
                                                                --------------  --------------   --------------    -------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                  8,335,099       6,711,652       24,674,687       19,253,533
                                                                --------------  --------------   --------------    -------------

OTHER INCOME (EXPENSE):
    Loan service charges and other fees                                 31,389          36,700           84,052           90,176
    Gain on sale of loans                                                  330             765              793            1,274
    Loss on sale of investment securities                                    0         (17,153)               0          (17,153)
    Gain on disposal of fixed assets                                       654               0          100,767           50,799
    Real estate owned operations, net                                  (11,515)         58,712          (27,383)          33,502
    Service charges on accounts                                      1,034,639         852,763        2,896,817        2,412,597
    Other income                                                        75,066          71,864          226,535          208,988
                                                                --------------  --------------   --------------    -------------
Total other income                                                   1,130,563       1,003,651        3,281,581        2,780,183
                                                                --------------  --------------   --------------    -------------

OPERATING EXPENSES:
    Salaries and employee benefits                                   3,473,344       3,143,500       10,331,745        9,230,845
    Occupancy and equipment                                          1,145,015       1,130,813        3,365,259        3,410,929
    Purchased services                                                 650,496         556,075        1,914,435        1,567,408
    Federal deposit insurance premiums                                  30,655          48,151           92,779          115,787
    Professional fees                                                  224,439         300,386          628,475          551,569
    Advertising                                                        115,737          88,614          320,320          206,249
    Other                                                              467,868         366,369        1,164,085        1,118,014
                                                                --------------  --------------   --------------    -------------
Total operating expenses                                             6,107,554       5,633,908       17,817,098       16,200,801
                                                                --------------  --------------   --------------    -------------

INCOME BEFORE INCOME TAXES                                           3,358,108       2,081,395       10,139,170        5,832,915

INCOME TAXES:                                                        1,274,405         724,832        3,665,607        2,057,015
                                                                --------------  --------------   --------------    -------------
NET INCOME before extraodinary loss                             $    2,083,703  $    1,356,563   $    6,473,563    $   3,775,900
                                                                ==============  ==============   ==============    =============

EXTRAORDINARY LOSS (Net of $ 81,394 tax benefit)                      (133,682)              0         (133,682)               0
                                                                --------------  --------------   --------------    -------------
NET INCOME                                                      $    1,950,021  $    1,356,563   $    6,339,881    $   3,775,900
                                                                ==============  ==============   ==============    =============
 BASIC EARNINGS PER COMMON SHARE before extraodinary loss       $         0.32  $         0.20   $         0.98    $        0.56
                                                                ==============  ==============   ==============    =============
 DILUTED EARNINGS PER COMMON SHARE before extraodinary loss     $         0.32  $         0.20   $         0.98    $        0.56
                                                                ==============  ==============   ==============    =============
Extraodinary Loss per Common share Basic                        $        (0.02) $         0.00   $        (0.02)   $        0.00
                                                                ==============  ==============   ==============    =============
Extraodinary Loss per Common share Diluted                      $        (0.02) $         0.00   $        (0.02)   $        0.00
                                                                ==============  ==============   ==============    =============

 BASIC EARNINGS PER COMMON SHARE                                $         0.30  $         0.20   $         0.96    $        0.56
                                                                ==============  ==============   ==============    =============
 DILUTED EARNINGS PER COMMON SHARE                              $         0.30  $         0.20   $         0.96    $        0.56
                                                                ==============  ==============   ==============    =============

  Dividends declared per common share                           $         0.03  $         0.03   $         0.09    $        0.09
                                                                ==============  ==============   ==============    =============

 Weighted average common shares outstanding                          6,463,811       6,686,917        6,576,481        6,697,658
 Potential dilutive effect of the exercise of stock options             29,450          29,505           23,792           29,364
                                                                --------------  --------------   --------------    -------------
 Adjusted weighted average common shares outstanding                 6,493,261       6,716,422        6,600,273        6,727,022
                                                                ==============  ==============   ==============    =============

See notes to consolidated financial statements.


FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------
                                                                          Nine Months ended
                                                                             September 30,
                                                                ------------------------------------
                                                                       2002               2001
----------------------------------------------------------------------------------------------------
                                                                             (Unaudited)
OPERATING ACTIVITIES:
Net income                                                      $      6,339,881    $     3,775,900
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                 89,000            180,000
Depreciation and amortization                                          3,599,560          2,335,181
Realized (gains) and losses on:
    Sale of loans and loans held for sale                                   (793)            (1,274)
    Disposal and sale of fixed assets                                   (100,767)           (50,799)
    Investment securities available for sale                                   0             17,153
    Sale of real estate owned                                                  0            (70,658)
    Extraordinary loss on retirement of debt                             133,682                  0
(Decrease) Increase in accrued interest receivable                      (495,792)         1,175,314
Decrease in prepaid expenses and other assets                            557,517            195,889
Decrease in accrued interest payable                                    (431,724)          (443,034)
Increase in other liabilities                                             81,706            453,126
Decrease in deferred income taxes                                       (937,639)          (354,427)
                                                                ----------------    ---------------
    Net cash provided by operating activities                          8,834,631          7,212,371
                                                                ----------------    ---------------
INVESTING ACTIVITIES:
Proceeds from sale of:
    Education loans                                                      190,697            215,194
    Real estate owned                                                     12,920            413,854
    Property and equipment                                               214,310             84,432
Principal collected and proceeds from maturities of investment
   securities held to maturity                                       157,051,095        274,872,465
Proceeds from maturities of investment securities available
   for sale                                                           34,566,341         38,149,514
Principal collected on mortgage-backed securities held to maturity    76,948,183         60,154,539
Principal collected on loans, net                                     62,462,942         48,520,794
Loans originated or acquired                                         (87,081,309)       (59,483,824)
Purchase of investment securities and mortgage-backed securities
   held to maturity                                                 (225,240,989)      (334,244,331)
Purchase of investment securities and mortgage-backed securities
   available for sale                                               (116,843,528)       (36,920,030)
Purchase of Federal Home Loan Bank stock                              (2,498,100)        (1,248,310)
Purchase of office property and equipment                             (2,616,888)        (1,412,804)
Net cash received from bank merger                                             0          1,466,726
                                                                ----------------    ---------------
    Net cash used by investing activities                           (102,834,326)        (9,431,781)
                                                                ----------------    ---------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                  62,548,477         23,048,231
Net (decrease) increase in time deposits                             (25,947,128)           676,756
Net increase (decrease)  in FHLB advances                              9,961,790         (5,035,331)
Proceeds from securities sold under agreements to repurchase          40,000,000         35,000,000
Net proceeds from issuance of trust capital securities                24,221,532                  0
Repayment of subordinated debentures                                 (10,100,000)                 0
(Decrease) Increase in advances from borrowers for taxes
   and insurance                                                         (80,004)            33,933
Purchase of treasury stock                                            (2,813,136)          (432,840)
Dividends paid on common stock                                          (596,424)          (603,913)
Net proceeds from issuance of common stock                                 1,195             41,325
                                                                ----------------    ---------------
    Net cash provided by financing activities                         97,196,302         52,728,161
                                                                ----------------    ---------------
INCREASE  IN CASH AND CASH EQUIVALENTS                                 3,196,607         50,508,751
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        63,359,124         44,951,299
                                                                ----------------    ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $     66,555,731    $    95,460,050
                                                                ================    ===============
Supplemental Disclosures:
    Cash paid for:
       Interest on deposits, advances, and other borrowings     $     19,328,725    $    22,304,595
       Income taxes                                                    4,729,982          2,697,733
    Non-cash investing and financing activities:
       Dividends declared and not paid at quarter end                    193,914            200,961
       Deposits acquired in connection with merger                             0         28,102,691
       Assets acquired in connection with merger                               0         28,260,337
       Non-monetary transfers from loans to real estate acquired
         through foreclosure                                              76,797                  0
       Investments purchased and not yet settled                      33,195,000                  0

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                            Accumulated                                   Total
                                   Common shares     Common     Paid-in    comprehensive     Retained      Treasury   Stockholders'
                                    outstanding      stock      capital    (loss) gain       earnings       stock        Equity
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2000          6,727,702    $789,789   $8,217,654   $ (358,352)   $46,401,102  $ (7,640,604)    $47,409,589
Net Income                                                                                  3,775,900                     3,775,900
Other comprehensive income
  Unrealized loss on securities
      available for sale, net
      of taxes of $439,998                                                     782,426                                      782,426
                                                                                                                        -----------
Total comprehensive income                                                                                                4,558,326
                                                                                                                        ------------

Dividends declared ($.09)                                                                    (603,042)                     (603,042)
Exercise of stock options                 31,993       3,199       38,126                                                    41,325
Purchase of common stock                 (60,990)                                                          (432,840)       (432,840)

------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2001         6,698,705    $792,988   $8,255,780   $  424,074    $49,573,960  $ (8,073,444)    $50,973,358
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2001          6,717,705    $794,888   $8,278,423   $  147,496    $51,055,818  $ (8,073,444)    $52,203,181
Net Income                                                                                  6,339,881                     6,339,881
Other comprehensive income
  Unrealized gain on securities
      available for sale net
      of taxes of $719,299                                                   1,081,649                                    1,081,649
                                                                                                                        -----------
Total comprehensive income                                                                                                7,421,530
                                                                                                                        -----------
Dividends declared ($.09)                                                                    (592,454)                     (592,454)
Exercise of stock options                    925          93        1,102                                                     1,195
Purchase of common stock                (254,819)                                                        (2,813,136)     (2,813,136)

------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2002         6,463,811    $794,981   $8,279,525   $1,229,145    $56,803,245  $(10,886,580)    $56,220,316
------------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements

FMS FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED).

1-GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

2-RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards SFAS No. 146 (FAS 146) "Accounting for Costs Associated with Exit or Disposal Activities" which superseded Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in restructuring)". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption by the Corporation of FAS 146, effective September 30, 2002, had no effect on the Consolidated Statements of Financial Condition or the Consolidated Statements of Operations.

In October 2002, the FASB issued SFAS 147 (FAS 147)"Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretations No. 9". This Statement requires the application of the purchase method of accounting to all acquisitions of financial institutions (except two or more mutual enterprises) and provides accounting for the recognition of certain long-term customer relationship intangible assets recognized in an acquisition of a financial institution. This Statement is effective on October 1, 2002, with earlier application permitted. The adoption of FAS 147, effective September 30, 2002, had no effect on the Consolidated Statements of Financial Condition or the Consolidated Statements of Operation.

3-LONG-TERM DEBT

Long-Term Debt at September 30, 2002 consisted of $25.0 million of Trust Capital Securities. In March 2002 the Corporation formed a wholly-owned subsidiary, FMS Statutory Trust 1 ("the Trust"). On March 26, 2002, the Trust issued $25.0 million of floating rate capital securities. The interest rate resets every three months to LIBOR plus 360 basis points, with an initial rate of 5.59%, and will not exceed 11.00% through the first five years from its issuance. The proceeds were used for the paydown of the $10.0 million subordinated debentures, expansion of the Bank's operations and general corporate purposes. On August 1, 2002 the Corporation redeemed its $10.0 million 10 % subordinated debentures. The early redemption was at a price of 101%. The cost of redemption and the remaining unamortized bond issuance costs were recorded as a one-time extraordinary charge to net income of $134 thousand net of taxes. At December 31, 2001 long-term debt consisted of $10.0 million of 10% subordinated debentures.

4-REGULATORY CAPITAL REQUIREMENTS

The Bank is considered "well capitalized" by OTS regulations at September 30, 2002. The Bank's regulatory tangible and tier 1 (core) capital ratios are $69.5 million or 6.31% of total bank assets and $73.4 million or 17.87% for risk-based capital.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002.

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

FINANCIAL CONDITION

Total Assets - at September 30, 2002 were $1.1 billion as compared with total assets at December 31, 2001 of $966.5 million.

Investment Securities Held to Maturity - decreased $45.6 million to $151.0 million at September 30, 2002 from $196.6 million at December 31, 2001 primarily due to calls in U.S. Agency Notes of $87.5 million, principal paydowns of $62.4 million in collateralized mortgage obligations (CMO's) and the maturity of $7.1 million of Municipal Bonds, partially offset by purchases of $56.0 million in CMO's, $45.5 million in U.S. Agency Notes and $9.4 million in Municipal Bonds during the period. Investment securities held to maturity at September 30, 2002 consisted entirely of fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of September 30, 2002 and December 31, 2001 follows:

                                             September 30, 2002                                  December 31, 2001
---------------------------------------------------------------------------------------- -------------------------------
                                             Gross          Gross          Estimated                          Estimated
                           Amortized      Unrealized      Unrealized         Market          Amortized          Market
                             Cost            Gains          Losses           Value              Cost            Value
---------------------------------------------------------------------------------------- -------------------------------
U. S. Agency notes         $ 40,555,793    $  525,084      $       0     $ 41,080,877      $ 82,190,157     $ 82,827,324
CMO's                       100,497,344       672,548       (102,073)     101,067,819       106,659,768      106,350,004
Municipal bonds               9,972,869         8,142              0        9,981,011         7,721,374        7,728,414
--------------------------------------------------------------------------------------     -----------------------------
Total                      $151,026,006    $1,205,774      $(102,073)    $152,129,707      $196,571,299     $196,905,742
======================================================================================     =============================

Short Term Funds - increased $5.4 million to $36.3 million at September 30, 2002 from $30.9 million at December 31, 2001. The increase is the result of purchases of overnight and short-term money market investment funds from the increased prepayment and calls of our investment and loan portfolios.

Investment Securities Available for Sale - increased $93.7 million to $145.7 million at September 30, 2002 from $52.0 million at December 31, 2001. The increase is the result of purchases of $44.3 million in U.S. Agency Notes, $57.8 million of MBS's and $23.1 million of CMO's, partially offset by calls of $15.8 million in U.S. Agency Notes, principal paydowns of $18.8 million of CMO's and mortgage-backed securities (MBS's) at September 30, 2002. Investment securities available for sale consisted of $145.0 million in fixed rate securities and $704 thousand in adjustable rate securities at September 30, 2002. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 2002 and December 31, 2001 follows:

                                             September 30, 2002                                 December 31, 2001
---------------------------------------------------------------------------------------  -------------------------------
                                             Gross         Gross          Estimated                          Estimated
                           Amortized      Unrealized     Unrealized         Market          Amortized          Market
                             Cost            Gains         Losses           Value              Cost            Value
---------------------------------------------------------------------------------------  -------------------------------
U. S. Agency notes         $ 43,522,715    $  537,265     $      0      $ 44,059,980       $14,990,181      $15,051,850
CMO's                        25,110,545       252,879      (57,714)       25,305,710        12,377,010       12,565,404
MBS's                        75,004,225     1,302,308       (3,464)       76,303,069        24,371,904       24,352,168
-------------------------------------------------------------------------------------  ---------------------------------
Total                      $143,637,485    $2,092,452     $(61,178)     $145,668,759       $51,739,095      $51,969,422
=====================================================================================  =================================

Loans, net - increased $24.3 million to $360.8 million at September 30, 2002 from $336.5 million at December 31, 2001. This increase was primarily the result of $87.1 million of loans originated, partially offset by approximately $62.5 million of principal collected on loans during the nine months ended September 30, 2002. The following table shows loans receivable by major categories at the dates indicated.
                                    September 30,        December 31,
                                        2002                2001

                                  ----------------------------------
Mortgage Loans                    $  273,637,344     $   259,970,571
Construction Loans                     1,480,564           1,254,191
Commercial Construction                3,159,727           4,605,752
Consumer Loans                         3,615,047           4,582,734
Commercial Real Estate                72,789,983          60,626,659
Commercial Business                   11,060,190          10,520,704
                                  ----------------------------------
Subtotal                             365,742,855         341,560,611
                                  ----------------------------------
Less:
     Deferred loan fees                  681,155             786,044
     Allowance for
        loan losses                    4,266,213           4,230,563
                                  ----------------------------------
Total loans, net                  $  360,795,487     $   336,544,004
                                  ==================================

At September 30, 2002, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $2.3 million, of which $1.1 million related to loans that were individually measured for impairment with a valuation allowance of $437 thousand and $1.2 million of loans that were collectively measured for impairment with a valuation allowance of $45 thousand. The Bank had $4.3 million in total reserves for loan losses at September 30, 2002, representing approximately 182% of non-accrual loans and 1.2% of total loans. For the nine months ended September 30, 2002, the average recorded investment in impaired loans was approximately $2.3 million. The Bank recognized $117 thousand of interest income for the nine months ended September 30, 2002 on impaired loans, all of which was recognized on the cash basis.


As of September 30, 2002 the Bank had outstanding loan commitments of $17.9 million, of which $7.0 million represented variable rate loans and $10.9 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.
                                                   September 30,    December 31,
                                                       2002             2001
                                                   -----------      -----------
Loans accounted for on a non-accrual basis:
     One-to-four family mortgage                   $   667,693      $ 1,347,705
     Commercial real estate                          1,668,776        1,633,940
     Consumer and other                                  3,007                0
                                                   -----------      -----------
         Total non-accrual loans                   $ 2,339,476      $ 2,981,645
                                                   -----------      -----------
     Troubled debt restructuring                   $ 1,041,144      $ 1,072,392
     Real estate owned, net                            278,126          214,249
     Other non-performing assets                        87,926           87,926
                                                   -----------      -----------
     Total non-performing assets, net              $ 3,746,672      $ 4,356,212
                                                   ===========      ===========

     Total non-accrual loans to net loans                 0.65%            0.89%
                                                   ===========      ===========
     Total non-accrual loans to total assets              0.21%            0.31%
                                                   ===========      ===========
     Total non-performing assets to total assets          0.34%            0.45%
                                                   ===========      ===========


Mortgage-Backed Securities Held to Maturity - increased $58.1 million to $330.6 million at September 30, 2002 from $272.5 million at December 31, 2001. The increase is the result of purchases of $109.3 million of FNMA, FHLMC and GNMA fixed rate securities and $24.5 million of FNMA adjustable rate securities partially offset by the principal paydowns of $76.9 million. Mortgage-backed securities at September 30, 2002 consisted of $282.5 million in fixed rate securities and $48.1 million in adjustable rate securities. Mortgage-backed securities held to maturity at September 30, 2002 and December 31, 2001 are summarized below:

                                   September 30, 2002                               December 31, 2001
------------------------------------------------------------------------     ------------------------------
                                  Gross        Gross
               Amortized         Unrealized   Unrealized    Estimated          Amortized         Estimated
                  Cost            Gains        Losses       Market Value         Cost          Market Value
------------------------------------------------------------------------     ------------------------------

GNMA           $ 40,238,229     $1,877,643      $(112)     $ 42,115,760      $ 54,266,773      $ 55,391,045

FNMA            226,814,339      6,110,915        (19)      232,925,235       196,556,532       197,118,792

FHLMC            63,553,839      1,270,047        (23)       64,823,863        21,670,915        22,330,681

-----------------------------------------------------------------------      ------------------------------
Total          $330,606,407     $9,258,605      $(154)     $339,864,858      $272,494,220      $274,840,518
=======================================================================      ==============================

Deposits - increased $36.6 million to $766.1 million at September 30, 2002 from $729.5 million at December 31, 2001. Money market accounts increased $33.0 million, savings accounts increased $15.4 million and non-interest bearing checking accounts increased $15.1 million. These increases were partially offset by decreases in certificates of deposits of $25.9 million and checking accounts of $964 thousand. Interest credited to depositors accounts for the nine months ended September 30, 2002 amounted to $11.0 million. The following table sets forth certain information concerning deposits at the dates indicated.


                                    September 30, 2002                        December 31, 2001
------------------------------------------------------------------------------------------------------
                                           Percent   Weighted                     Percent    Weighted
                                          of Total    Average                     of Total   Average
                             Amount       Deposits     Rate           Amount      Deposits     Rate
------------------------------------------------------------------------------------------------------
Non-interest checking       $136,091,199   17.76%      0.00%       $120,954,278    16.57%     0.00%
Checking accounts            133,637,316   17.44%      1.26%        134,601,630    18.45%     2.16%
Savings accounts             146,905,069   19.18%      1.39%        131,524,016    18.04%     2.23%
Money market accounts        119,849,565   15.64%      1.97%         86,854,749    11.91%     2.55%
Certificates                 229,623,929   29.98%      3.72%        255,571,056    35.03%     5.12%
------------------------------------------------------------------------------------------------------
   Total Deposits           $766,107,078  100.00%      1.96%       $729,505,729   100.00%     2.99%
======================================================================================================

Borrowings - at September 30, 2002 amounted to $216.2 million. Borrowings consisted of $205.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.35% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 2.18%. At December 31, 2001 borrowings consisted of $165.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.86% and $1.3 million in Federal Home Loan Bank Advances with a weighted average interest rate of 5.00%.

Long-term debt- at September 30, 2002 consisted of $25.0 million of Trust Capital Securities. In March 2002 the Corporation formed a wholly-owned subsidiary, FMS Statutory Trust 1 ("the Trust"). On March 26, 2002, the Trust issued $25.0 million of floating rate capital securities. The interest rate resets every three months to LIBOR plus 360 basis points, with an initial rate of 5.59%, and will not exceed 11.00% through the first five years from its issuance.  The  proceeds  were  used  for  the  paydown  of  the  $10.0  million subordinated debentures, expansion of the Bank's operations and general corporate purposes. On August 1, 2002 the Corporation redeemed its $10.0 million 10 % subordinated debentures. The early redemption was at a price of 101%. The cost of redemption and the remaining unamortized bond issuance costs were recorded as a one-time extraordinary charge to net income of $134 thousand net of taxes. At December 31, 2001 long-term debt consisted of $10.0 million of 10% subordinated debentures.

Other Liabilities- increased $33.3 million to $37.6 million at September 30, 2002 from $4.3 million at December 31, 2001 as a result of $33.2 million in payables for investments purchased and recorded on their trade date in September 2002 with settlement dates in October 2002.

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

The Corporation recorded net income for the three months ended September 30, 2002 of $2.0 million or $.30 diluted earnings per share which includes an extraordinary loss on the early retirement of debt of $134 thousand or $.02 diluted loss per share, net of taxes as compared to $1.4 million or $.20 diluted earnings per share for the comparable period in 2001. Earnings for the nine months ended September 30, 2002 were $6.3 million or $.96 diluted earnings per share after extraordinary loss as compared to $3.8 million or $.56 diluted earnings per share for the comparable periods in 2001.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                                     Three Months Ended September 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                        2002                                             2001
-----------------------------------------------------------------------------------   ---------------------------------------------
                                        Average                             Average       Average                         Average
                                        Balance          Interest         Yield/Rate      Balance         Interest       Yield/Rate
                                   ---------------    --------------    -----------   -------------  ----------------  ------------
                                                                       (Dollars in Thousands)
Interest-earning assets:
     Loans receivable                $    362,946      $      6,425          7.08%    $    326,566      $      6,257          7.66%
     Mortgage-backed securities           339,519             4,782          5.63%         213,921             3,451          6.45%
     Investment securities                276,478             3,303          4.78%         299,293             4,457          5.96%
                                     -------------     -------------    -----------   -------------     -------------     ----------
Total interest-earning assets             978,943            14,510          5.93%         839,780            14,165          6.75%
                                     -------------     -------------    -----------   -------------     -------------     ----------

Interest-bearing liabilities:
     Deposits                             751,995             3,354          1.78%         687,331             5,154          3.00%
     Borrowings                           210,641             2,315          4.40%         152,046             1,975          5.20%
     Long-Term Debt                        29,107               446          6.13%          10,000               264         10.56%
                                     -------------     -------------    -----------   -------------     -------------     ----------
Total interest-bearing
        liabilities                  $    991,743             6,115          2.47%    $    849,377             7,393          3.48%
                                     =============     -------------    -----------   =============     -------------     ----------
Net interest income                                    $      8,395                                     $      6,772
                                                       =============                                    =============
Interest rate spread                                                         3.46%                                            3.27%
                                                                        ===========                                       ==========
Net yield on average interest-earning assets                                 3.43%                                            3.23%
                                                                        ===========                                       ==========
Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                                                            98.71%                                           98.87%
                                                                        ===========                                       ==========

                                                                      Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                        2002                                             2001
-----------------------------------------------------------------------------------   ----------------------------------------------
                                        Average                           Average        Average                           Average
                                        Balance           Interest        Yield/Rate     Balance           Interest      Yield/Rate
                                     -------------     -------------    -----------   -------------     --------------   -----------
                                                                          (Dollars in thousands)
Interest-earning assets:
     Loans receivable                $    360,315      $     19,168          7.09%    $    308,887      $     17,776          7.67%
     Mortgage-backed securities           309,346            13,616          5.87%         194,803             9,618          6.58%
     Investment securities                278,017            10,877          5.22%         297,492            13,918          6.24%
                                     -------------     -------------    -----------   -------------     -------------     ----------
Total interest-earning assets             947,678            43,661          6.14%         801,182            41,312          6.87%
                                     -------------     -------------    -----------   -------------     -------------     ----------
Interest-bearing liabilities:
     Deposits                             738,443            10,850          1.96%         656,959            15,504          3.15%
     Borrowings                           197,910             6,667          4.49%         141,833             5,581          5.25%
     Long-Term Debt                        25,422             1,380          7.24%          10,000               793         10.57%
                                     -------------     -------------    -----------   -------------     -------------     ----------
Total interest-bearing
        liabilities                  $    961,775            18,897          2.62%    $    808,792            21,878          3.61%
                                     =============     -------------    -----------   =============     -------------     ----------

Net interest income                                    $     24,764                                     $     19,434
                                                       =============                                    =============
Interest rate spread                                                         3.52%                                            3.26%
                                                                        ===========                                       ==========

Net yield on average interest-earning assets                                 3.48%                                            3.23%
                                                                        ===========                                       ==========

Ratio of average interest-earning
     assets to average interest-bearing
     liabilities                                                            98.53%                                           99.06%
                                                                        ===========                                       ==========

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

                                        Three Months Ended September 30,               Nine Months Ended September 30,
                                                 2002 vs. 2001                                  2002 vs. 2001
                                     Increase (Decrease) due to Change in:          Increase (Decrease) due to Change in:
                                     ------------------------------------------   ------------------------------------------
                                          Rate           Volume         Total            Rate           Volume         Total
                                                    (In Thousands)                                 (In Thousands)
                                     ------------------------------------------   ------------------------------------------
Interest income:
     Loans                            $    (529)      $     697     $      168      $   (1,568)     $    2,960   $     1,392
     Mortgage-backed securities            (695)          2,026          1,331          (1,657)          5,655         3,998
     Investment securities                 (814)           (340)        (1,154)         (2,130)           (911)       (3,041)
                                      -----------------------------------------     ----------------------------------------
     Total change
     - interest income                   (2,038)          2,383            345          (5,355)          7,704         2,349
                                      -----------------------------------------     ----------------------------------------
Interest expense:
     Deposits                            (2,285)            485         (1,800)         (6,577)          1,923        (4,654)
     Borrowings                            (421)            761            340          (1,121)          2,207         1,086
     Long-Term Debt                        (322)            504            182            (636)          1,223           587
                                      -----------------------------------------     ----------------------------------------
     Total change
     - interest expense                  (3,028)          1,750         (1,278)         (8,334)          5,353        (2,981)
                                      ----------------------------------------      ----------------------------------------
Net change in net interest
income                                $     990       $     633     $    1,623      $    2,979      $    2,351   $     5,330
                                      ========================================      ========================================

Net Interest Income - for the three and nine months ended September 30, 2002 totaled $8.4 million and $24.8 million, respectively. Net interest income for the three months ended September 30, 2002 increased $1.6 million compared to the same period in 2001 due primarily to an increase in interest income on mortgage-backed securities of $1.3 million, an increase in interest income on loans of $168 thousand and a decrease in interest expense on deposits of $1.8 million, partially offset by a decrease in interest income on investment securities of $1.2 million, an increase in interest expense on borrowings of $340 thousand and an increase in interest expense on long-term debt of $182 thousand.

The increase in interest income was primarily the result of an increase in mortgage-backed securities interest income of $1.3 million to $4.8 million for the three months ended September 30, 2002 from $3.5 million for the same period in 2001. The average balance of MBS's increased $125.6 million to $339.5 million for the three months ended September 30, 2002 from $213.9 million for the same period in 2001, which resulted in an interest income volume increase of $2.0 million. The increase in the average balance during this period was due to MBS purchases of $119.3 million, partially offset by principal paydowns of $31.2 million. The average yield of the MBS portfolio decreased 82 basis points to 5.63% for the quarter ended September 30, 2002 from 6.45% for the same period in 2001, which resulted in an interest income decrease of $695 thousand due to rate changes.

Interest income on loans increased $168 thousand to $6.4 million for the three months ended September 30, 2002 from $6.3 million for the same period in 2001. The average balance of the loan portfolio increased $36.3 million to $362.9 million for the three months ended September 30, 2002 from $326.6 million for the same period in 2001, which resulted in a volume increase in interest income of $697 thousand. The increase in the average balance is principally due to an increase in loan originations during this period. The average rate on loans decreased 58 basis points to 7.08% for the three months ended September 30, 2002 from 7.66% for the same period in 2001, which resulted in a decrease in interest income of $529 thousand due to rate changes.

Interest income on investment securities decreased $1.2 million to $3.3 million for the three months ended September 30, 2002 from $4.5 million for the same period in 2001. The average yield of the investment portfolio decreased 118 basis points to 4.78% for the quarter ended September 30, 2002 from 5.96% for the same period in 2001, which resulted in an interest income decrease of $814 thousand due to rate changes. The average balance of investment securities decreased $22.8 million to $276.5 million for the three months ended September 30, 2002 from $299.3 million for the same period in 2001, which resulted in a volume decrease in interest income of $340 thousand.

Interest expense on deposits decreased $1.8 million to $3.4 million for the three months ended September 30, 2002 from $5.2 million for the same period in 2001. The average rate paid on deposits decreased 122 basis points to 1.78% for the quarter ended September 30, 2002 from 3.00% for the same period in 2001, which resulted in a decrease in interest expense of $2.3 million due to rate changes. The average balance of deposits increased $64.7 million to $752.0 million for the three months ended September 30, 2002 from $687.3 million for the same period in 2001, which resulted in a volume increase in interest expense of $485 thousand.

Interest expense on long term debt increased $182 thousand to $446 thousand for the three months ended September 30, 2002 from $264 thousand for the same period in 2001. The $25.0 million in Trust capital securities issued in March 2002 at an initial floating rate of 5.59% increased interest expense from the same period in 2001. Partially offsetting this increase was the redemption of $10.0 million 10% subordinated debentures on August 1, 2002.

Interest expense on borrowings increased $340 thousand to $2.3 million for the three months ended September 30, 2002 from $2.0 million for the same period in 2001. The average balance of borrowings increased $58.6 million to $210.6 million at September 30, 2002 from $152.0 million for the same period in 2001, which resulted in a volume increase in interest expense of $761 thousand. The average rate paid on borrowings decreased 80 basis points to 4.40% for the quarter ended September 30, 2002 from 5.20% for the same period in 2001 which resulted in a decrease in interest expense of $421 thousand due to rate changes.

Net interest income for the nine months ended September 30, 2002 increased $5.3 million primarily due to an increase in interest income on mortgage-backed securities of $4.0 million, an increase in interest income on loans of $1.4 million and a decrease in interest expense on deposits of $4.7 million, partially offset by a decrease in interest income on investment securities of $3.0 million, an increase in interest expense on borrowings of $1.1 million and an increase in interest expense on long-term debt of $587 thousand as compared to the same nine month period in 2001.

The increase in interest income on mortgage-backed securities was due to an increase in the average balance of the portfolio of $114.5 million to $309.3 million for the nine months ended September 30, 2002 from $194.8 million for the nine months ended September 30, 2001. The increase in the average balance of the portfolio resulted in a $5.7 million increase in interest income. The average yield on the portfolio decreased 71 basis points to 5.87% for the nine months ended September 30, 2002 from 6.58% for the same period in 2001, which resulted in a decrease in interest income of $1.7 million due to rate changes. The increase in the average balance was due to purchases during this period of $207.9 million, partially offset by $107.1 million of principal paydowns from September 2001 through September 2002.

The increase in interest income on loans was due to an increase in the average balance of $51.4 million to $360.3 million for the nine months ended September 30, 2002 from $308.9 million for the nine months ended September 30, 2001. The increase in the average balance resulted in a $3.0 million volume increase in interest income. The average yield on loans decreased 58 basis points to 7.09% for the nine months ended September 30, 2002 from 7.67% for the same period in 2001, which resulted in a decrease in interest income of $1.6 million due to rate changes.

The decrease in interest income on investment securities was due to a decrease in the the average balance of the portfolio of $19.5 million to $278.0 million for the nine months ended September 20, 2002 from $297.5 million for the same period in 2001, which resulted in a volume decrease in interest income of $911 thousand. The decrease in the average balance was primarily due to $146.7 million in calls on U.S. Agency Notes and $111.5 million of principal paydowns, partially offset by purchases of $320.6 million in U.S. Agency Notes and CMO's. The average yield on the investment portfolio decreased 102 basis points to 5.22% for the nine months ended September 30, 2002 from 6.24% for the same period in 2001, which resulted in a decrease in interest income of $2.1 million due to rate changes.

The decrease in interest expense on deposits was the result of a decrease in the average yield of 119 basis points to 1.96% for the nine months ended September 30, 2002 from 3.15% for the same period in 2001, which resulted in a decrease in interest expense of $6.6 million due to rate changes. The average balance of deposits increased $81.4 million to $738.4 million for the nine months ended September 30, 2002 from $657.0 million for the same period in 2001, which resulted in a volume increase in interest expense of $1.9 million.

The increase in interest expense on borrowings was the result of an increase in the average balance of $56.1 million to $197.9 million for the nine months ended September 30, 2002 from $141.8 million for the same period in 2001, which resulted in a volume increase in interest expense of $2.2 million. The average yield on borrowings decreased 76 basis points to 4.49% for the nine months ended September 30, 2002 from 5.25% for the same period in 2001, which resulted in a decrease in interest expense of $1.1 million due to rate changes.

Interest expense on long-term debt increased $587 thousand to $1.4 million for the nine months ended September 30, 2002 from $793 thousand for the same period in 2001. The $25.0 million in Trust capital securities issued in March 2002 at an initial floating rate of 5.59% increased interest expense from the same period in 2001.

Most Significant Accounting Estimate-Provision for Loan Losses - The Banks most significant accounting estimate is the provision for loan losses which remained constant for the three months ended September 30, 2002 at $60 thousand compared to the same period in 2001. At September 30, 2002 the allowance for loan losses amounted to $4.3 million compared to $4.2 million at September 30, 2001. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. Based on the analysis of the loan portfolio, as well as the growth in the loan portfolio during the current period, it was determined that an additional provision to the loan loss reserve was necessary. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and nine month periods ended September 30, 2002 was $1.1 million and $3.3 million, as compared to $1.0 million and $2.8 million for the same periods in 2001. The increase was primarily due to a gain on the sale of the 712 Stokes Road branch of $160 thousand, an increase in retail banking fees, and an increase in the amount received on rental properties acquired since the third quarter of 2001.

Operating Expenses - for the three and nine month periods ended September 30, 2002 totaled $6.1 million and $17.8 million, respectively as compared to $5.6 million and $16.2 million for the same periods in 2001.

Salaries and Employee Benefits - for the three and nine month periods ended September 30, 2002 were $3.5 million and $10.3 million, as compared to $3.1 million and $9.2 million for the same period in 2001. The increases were primarily due to additional staff in the one new branch opened since the third quarter of 2001 and annual compensation adjustments, effective the beginning of the year. Average full time equivalent employees at September 30, 2002 were 480 as compared to 437 at September 30, 2001.

Purchased Services - for the three and nine month periods ended September 30, 2002 totaled $650 thousand and $1.9 million, as compared to $556 thousand and $1.6 million for the same periods in 2001. ATM charges increased $253 thousand for the first nine months of 2002 compared to the same period in 2001. Check processing costs increased $71 thousand due to higher transaction volumes and internet on-line banking service costs which added $55 thousand of costs for the nine months ended September 30, 2002 as compared to the same period in 2001.

Professional Fees - for the three and nine month periods ended September 30, 2002 totaled $224 thousand and $628 thousand as compared to $300 thousand and $552 thousand for the same periods in 2001. Costs associated with nonmaterial litigation and data network consulting fees are the principle reasons for the increases.

Advertising - for the three and nine month periods ended September 30, 2002 increased $27 thousand and $114 thousand respectively. Additional newspaper and cable TV ads increased advertising costs.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the nine months ended September 30, 2002 from the information presented in the annual report on Form 10-K for the year ended December 31, 2001.

ITEM 4: DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II.       OTHER INFORMATION
               -----------------

     Item 1:   Legal Proceedings
     -------   -----------------

               None

     Item 2:   Changes in Securities
     -------   -------------------

               None

     Item 3:   Defaults Upon Senior Securities
     -------   -------------------------------

               None

     Item 4:   Submission of Matters to Vote of Security of Holders
     -------   ----------------------------------------------------

               The Annual Meeting of Stockholders of the Company was held on April 25, 2002 and the following items were presented:

               The Election of Directors: Edward J. Staats, Jr., Mary Wells, Craig W. Yates and Joseph W. Clarke, Jr. were reelected as directors for terms of three years ending 2005 and until their successors are elected and qualified. Mr Staats received 5,475,650 votes in favor and 66,810 votes were withheld; Ms. Wells received 5,525,172 votes in favor and 17,288 votes were withheld; Mr. Yates received 5,520,990 votes in favor and 21,470 votes were withheld; and Mr. Clarke, Jr. received 5,520,493 votes in favor and 21,967 votes were withheld.

               Ratification of the appointment of PricewaterhouseCoopers LLP the Company's auditors for the 2002 fiscal year:
               PricewaterhouseCoopers LLP was ratified as the Company's auditors with 5,523,839 votes for, 7,064 votes against and 11,557 abstentions.

     Item 5:   Other Information
     -------   -----------------

               None


     Item 6:   Exhibits and Reports on Form 8-K
     -------   --------------------------------

          (a) 99.0 certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  No reports on Form 8-K were filed

                                S I G N A T U R E


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FMS FINANCIAL CORPORATION




Date: November 13, 2002         /s/ Craig W. Yates
                                ------------------
                                Craig W. Yates
                                President and Chief Executive Officer
                               (Principal Executive Officer)



Date: November 13, 2002         /s/ Channing L. Smith
                                ---------------------
                                Channing L. Smith
                                Vice President and
                                Chief Financial Officer
                               (Principal Financial Officer)

                            SECTION 302 CERTIFICATION


I, Craig W. Yates, President of FMS Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FMS Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                        /s/ Craig W. Yates
-----------------                        ------------------
Date                                     Craig W. Yates, President

                            SECTION 302 CERTIFICATION


I, Channing L. Smith, Chief Financial Officer of FMS Financial Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FMS Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report, (the "Evaluation Date"); and

     (f)  presented  in  this  quarterly   report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

     (c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 13, 2002                                /s/ Channing L. Smith
-----------------                                ---------------------
Date                                             Channing L. Smith,
                                                 Chief Financial Officer