Form 10-K
period 2002-12-31
FMS FINANCIAL CORP
filed 2003-03-25
CIK 839845

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

                                     - OR -

[X] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  YES     NO  X .
                                         ---     ---

     Based on the closing sales price of $12.87 per share of the registrant's common stock on March 3, 2003, as reported on the Nasdaq National Market System the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $48.6 million. As of March 3, 2003, there were 6,463,811 shares outstanding of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of 2002 Annual Report to Stockholders (Parts II and IV)
2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

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

     The Registrant principally operates through its thirty-nine banking offices located in Burlington, Camden and Mercer Counties, New Jersey. The Registrant is primarily engaged in the business of attracting deposits from the general public and originating loans which are secured by residential real estate. To a lesser extent, the Registrant also originates consumer, commercial business loans and construction loans and invests in U.S. government securities and mortgage-related securities.

Competition

     The Registrant's primary market area consists of Burlington, Camden and Mercer Counties, New Jersey, and is one of many financial institutions serving this market area. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Registrant's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

Analysis of Loan Portfolio

     The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.



                                                                     December 31,
                            --------------------------------------------------------------------------------------------------
                                     2002               2001                2000              1999                 1998
                            -------------------  ----------------- -----------------  -------------------  -------------------
                             Carrying Percent   Carrying Percent   Carrying Percent    Carrying Percent     Carrying Percent
                              Value   of Total   Value   of Total    Value  of Total    Value   of Total     Value   of Total
                             -------  --------  -------- --------  -------- --------  --------- --------    -------  --------
                                                                     (In thousands)

Mortgage loans:
  One-to-four family.......  $272,777  74.38%  $259,970    76.11%  $228,428   77.47%  $236,912    77.82%   $245,415    81.07%
  Commercial real estate...    76,354  20.82     60,627    17.75     52,763   17.90     52,544    17.26      45,938    15.18
  Commercial construction..     1,157    .32      4,606     1.35      1,062     .36      3,935     1.29       2,609      .86
  Construction.............       306    .08      1,254      .37        163     .06        973      .32       1,390      .46
                             -------- ------   --------   ------   --------  ------   --------   ------    --------   ------
      Total mortgage loans.   350,594  95.60    326,457    95.58    282,416   95.79    294,364    96.69     295,352    97.57
                             -------- ------   --------   ------   --------  ------   --------   ------    --------   ------
Consumer and other loans:
  Consumer.................     3,522    .96      4,583     1.34      3,900    1.32      3,274     1.08       3,237     1.07
  Commercial business......    12,621   3.44     10,521     3.08      8,522    2.89      6,790     2.23       4,121     1.36
                             -------- ------   --------   ------   --------  ------   --------   ------    --------   ------
   Total consumer and other
         loans.............    16,143   4.40     15,104     4.42     12,422    4.21     10,064     3.31       7,358     2.43
                             -------- ------   --------   ------   --------  ------   --------   ------    --------   ------
      Total loans..........  $366,737 100.00%  $341,561   100.00%  $294,838  100.00%  $304,428   100.00%   $302,710   100.00%
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

     The Registrant presently offers residential loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate indexed higher than the corresponding U.S. Treasury security index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and presently not to exceed a rate of 11.5% over the life of the loan. At December 31, 2002, adjustable-rate residential first mortgage loans amounted to $24.5 million or 6.67% of the total residential loan portfolio. These loans are generally not originated under terms, conditions and documentation which permit their sale in the secondary mortgage market to Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA").

     Fixed-rate mortgage loans are generally underwritten according to FHLMC and FNMA guidelines. The Registrant periodically sells selected fixed-rate residential loans, without recourse, to provide additional funds for lending and to restructure the loan portfolio to improve interest rate risk. Generally, if the property is not owner-occupied, a higher rate of interest is charged on such loans. At December 31, 2002, $217.9 million, or 59.41% of the total residential loan portfolio, consisted of long-term fixed-rate first mortgage loans, none of which were classified as held for sale.

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

     The Registrant actively solicits and originates home equity loans and home equity lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 2002, the Registrant had home equity loans in the amount of $17.7 million, or 4.83%, of its residential loan portfolio and approved $29.5 million in home equity lines of credit, of which $12.7 million was outstanding.

     Commercial Real Estate Loans. Commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), in the Registrant's market area. Commercial real estate loans and multi-family residential loans have been made in amounts up to $3.8 million, with most of such loans ranging in size from $100,000 to $1.0 million. Loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust above the prime interest rate (generally 1% to 2%) or a specified treasury index or are balloon loans with fixed interest rates which mature in three to five years with principal amortization for a period of up to 25 years. At December 31, 2002, the Registrant's commercial real estate loan portfolio consisted of $72.1 million of commercial real estate and $4.3 million of multi-family loans.

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

     Loan Commitments. The Registrant issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases, the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. Generally, the commitment requires acceptance within 15 days of the date of issuance. At December 31, 2002, the Registrant had $28.1 million of commitments to cover originations and $20.7 million in undisbursed funds on outstanding lines of credit. Management believes that virtually all of the Registrant's commitments will be funded.

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

                                                                    At December 31,
                                                ----------------------------------------------------
                                                  2002        2001       2000       1999      1998
                                                --------   ---------  ---------   --------  --------
                                                                 (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   One-to-four family.........................   $   960    $ 1,348    $   778     $1,386   $1,733
   Commercial real estate.....................     1,786      1,634      1,409      1,510    1,205
   Consumer and other.........................        12         --         24        237      282
                                                 -------    -------    -------     ------   ------
      Total mortgage non-accrual loans........   $ 2,758    $ 2,982    $ 2,211     $3,133   $3,220
                                                 -------     ------    -------     ------   ------
Troubled debt restructuring...................   $   987    $ 1,072    $   790     $  462   $  477
Real estate owned, net........................       291        214        355        449      168
Other non-performing assets...................        88         88         88         88      644
                                                 -------    -------    -------     ------   ------
Total non-performing assets...................   $ 4,124    $ 4,356    $ 3,444     $4,132   $4,509
                                                 -------    -------    -------     ======   ======

Total non-accrual loans to net loans..........      .76%       .89%       .76%      1.05%    1.08%
                                                 ======     ======     ======      =====    =====
Total non-accrual loans to total assets.......      .24%       .31%       .26%       .41%     .47%
                                                 ======     ======     ======      =====    =====
Total non-performing assets to total assets...      .37%       .45%       .41%       .53%     .65%
                                                 ======     ======     ======      =====    =====


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


                                     At December 31, 2002
                                     --------------------
                                        (In thousands)

Special mention..................            $  520
Substandard......................             6,404
Doubtful.........................                19
Loss.............................                 3
                                             ------
         Total...................            $6,946
                                             ======


     Provision for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the probable losses in the Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Registrant's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

     Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

     The following table sets forth an analysis of the Registrant's allowance for loan losses for the periods indicated.

                                                  For the Year Ended December 31,
                                            -----------------------------------------------
                                              2002     2001      2000      1999      1998
                                            -------  --------  --------  --------  --------
                                                        (Dollars in Thousands)

Balance at beginning of period...........    $4,231   $3,980    $3,841    $3,342    $3,138
Loans charged-off:
  One-to-four family.....................       (10)     (42)      (40)      (77)      (37)
  Commercial real estate.................        --       --       (83)       --        --
  Construction...........................        --       --        --      (128)       --
  Consumer...............................       (10)      (3)       (9)       --        (1)
  Commercial business....................       (58)      --        --       (28)       --
                                             ------   ------    ------    ------    ------
    Total charge-offs....................       (78)     (45)     (132)     (233)      (38)
Recoveries...............................        15       13        31        78         2
                                             ------   ------    ------    ------    ------
Net loans charged-off....................       (63)     (32)     (101)     (155)      (36)
                                             ------   ------    ------    ------    ------
Provision for loan losses................       149      221       240       654       240
                                             ------   ------     -----    ------    ------
Increase as a result of merger...........        --       62        --        --        --
                                             ------   ------    ------    ------    ------
Balance at end of period.................    $4,317   $4,231    $3,980    $3,841    $3,342
                                             ======   ======    ======    ======    ======
Ratio of net charge-offs to average loans
  outstanding during the period..........      .017%    .010%     .034%     .051%     .012%
                                             ======   ======    ======    ======    ======


Analysis of the Allowance for Loan Losses

     The following table sets forth the breakdown of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses.


                                                                      At December 31,
                           -------------------------------------------------------------------------------------------------------
                                  2002               2001                 2000                  1999                 1998
                           -------------------  ------------------   -------------------   -------------------  ------------------
                                    Percent of          Percent of           Percent of            Percent of          Percent of
                                     Loans to            Loans to             Loans to              Loans to            Loans to
                           Amount  Total Loans  Amount Total Loans   Amount  Total Loans   Amount  Total Loans  Amount Total Loans
                           ------  -----------  ------ -----------   ------  -----------   ------  -----------  ------ -----------

  Loans:                                                           (Dollars in Thousands)

  One-to-four family...... $1,672      74.38%   $1,339   76.11%     $2,912    77.48%     $2,506      77.82%    $1,929    81.11%
  Commercial real estate..  2,284      20.82     2,311    17.75        887     17.90      1,063      17.26      1,232    15.14
  Commercial construction.     69        .32       100     1.35          9       .36         39       1.29         26      .86
  Construction............     34        .08       222      .37          5       .05         10        .32         14      .46
  Consumer and other......     28        .96        33     1.34         31      1.32         65       1.08         65     1.07
  Commercial business.....    230       3.44       226     3.08        136      2.89        158       2.23         76     1.36
                           ------     ------    ------  ------      ------   ------      ------     ------     ------   ------
   Total allowance for
      loan losses......... $4,317     100.00%   $4,231  100.00%     $3,980   100.00%     $3,841     100.00%    $3,342   100.00%
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

     Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2002, the Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $506.3 million and $118.6 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. At December 31, 2002, the Registrant's securities available for sale had an amortized cost of $116.6 million and market value of $118.6 million (net unrealized gain of $2.0 million, net of deferred income taxes). The changes in market value in the Registrant's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Corporation's income nor does it affect the Bank's regulatory capital requirements or its loan-to- one borrower limit.

     The Registrant's investment securities "available-for-sale" and "held-to-maturity" portfolios at December 31, 2002, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Registrant's equity, excluding those issued by the United States government agencies.

     At December 31, 2002, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

     The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GNMA, FNMA, FHLMC, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass-through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage- backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk
associated  with   conventional   mortgage-backed   securities   resulting  from
unexpected prepayment activity. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         The following table sets forth the carrying value of the Registrant's investment securities held to maturity, securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.



                                                                 At December 31,
                                           ---------------------------------------------------
                                              2002                2001                2000
                                           ----------          -----------         -----------
                                                             (In Thousands)
Investment securities held to maturity:
  U.S. government and agency securities....  $ 25,915            $ 82,190            $167,923
  Reverse repurchase agreements............        --                  --              60,342
  Municipal bonds..........................    14,503               7,721               3,888
  CMO's....................................   123,809             106,660              43,954
 Mortgage-backed securities................   342,123             272,494             143,752
Investment securities available for sale:
  U.S. government and agency securities....    25,358              15,052              10,206
  CMO's....................................    22,108              12,565              28,156
 Mortgage-backed securities................    71,147              24,352               2,517
                                             --------            --------            --------
     Total investment securities...........   624,963             521,034             460,738
 FHLB stock................................    12,062               8,314               6,315
  Interest bearing deposits and
    overnight investments..................    46,913              31,023              14,862
                                             --------            --------            --------
     Total investments.....................  $683,938            $560,371            $481,915
                                             ========            ========            ========


     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Registrant's investment securities at December 31, 2002. The following table does not take into consideration the effects of unscheduled repayments or the effects of possible prepayments.

                                                                                            More than              Total
                               One Year or Less  One to Five Years  Five to Ten Years       Ten Years        Investment Securities
                              -----------------  -----------------  ------------------  -----------------  -------------------------
                               Carrying Average  Carrying  Average   Carrying  Average  Carrying  Average  Carrying   Market Average
                                Value    Yield    Value     Yield     Value     Yield     Value    Yield    Value     Value   Yield
                              --------  -------  -------   -------   -------   -------    -----    -----   -------   ------- -------
                                                                        (Dollars in Thousands)

Investment securities held to
maturity:
 U.S. government and
   agency obligations.........  $    --      --% $    --       --%  $21,884      6.28%   $4,031    6.28% $ 25,915  $ 26,547    6.28%
 Municipal bonds..............   14,173    2.40       --       --       100      4.30       230    5.60    14,503    14,510    2.47
 CMO's........................       --      --       --       --     3,341      5.33   120,468    5.57   123,809   124,545    5.56
 Mortgage-backed securities...    1,126    6.76      982     7.57    11,138      6.20   328,877    6.13   342,123   351,622    6.14
Investment securities
   available for sale:
 U.S. government and
   agency obligations.........       --      --   20,217     4.86     5,141      6.40        --      --    25,358    25,358    5.17
 CMO's........................       --      --       --       --     5,508      6.10    16,600    6.16    22,108    22,108    6.15
 Mortgage-backed securities...       --      --       --       --        --        --    71,147    6.08    71,147    71,147    6.08
 FHLB stock...................       --      --       --       --        --        --    12,062    5.45    12,062    12,062    5.45
 Interest-bearing deposits and
   overnight investments......   46,913    1.39       --       --        --        --        --      --    46,913    46,913    1.39
                                -------    ----  -------     ----   -------      ----  --------    ----  --------  --------    ----
   Total......................  $62,212    1.71% $21,199     4.99%  $47,112      6.18% $553,415    5.99% $683,938  $694,812    5.90%
                                =======    ====  =======     ====   =======      ====  ========    ====  ========  ========    ====


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

     Deposits. Deposits are attracted from within the Registrant's market areas of Burlington, Camden and Mercer Counties, New Jersey, through the offering of a broad selection of deposit instruments including regular checking accounts, non-interest checking accounts, money market accounts, regular passbook accounts, certificates of deposit and IRA accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Registrant regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Registrant's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Registrant does not have any brokered deposits and has no present intention to accept or solicit such deposits.

     Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2002.


Maturity Period of Deposits                             Certificates of
                                                            Deposit
                                                        ---------------
                                                         (In Thousands)

Three months or less...................................     $ 9,966
Three through six months...............................       7,043
Six through twelve months..............................       5,897
Over twelve months.....................................       5,210
                                                            -------
     Total.............................................     $28,116
                                                            =======

     Deposit Rate. The following table sets forth the distribution of the Registrant's average balance of deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.



                                                                           At December 31,
                                --------------------------------------------------------------------------------------------------
                                               2002                             2001                              2000
                                ---------------------------------   -----------------------------    -----------------------------
                                                        Weighted                         Weighted                         Weighted
                                            Percent of   Average             Percent of   Average             Percent of   Average
                                Average        Total     Nominal    Average     Total     Nominal    Average     Total     Nominal
                                Balance      Deposits     Rate      Balance   Deposits     Rate      Balance   Deposits     Rate
                                -------      --------    ------     -------   --------    ------     -------   --------    -----

                                                                       (Dollars In Thousands)

Passbook and regular savings..   $141,705      18.93%     1.28%    $117,485      17.48%      2.19%  $102,960      16.56%     2.47%
Checking accounts.............    262,152      35.01       .62      229,598      34.15       1.18    199,378      32.10      1.80
Money market deposit accounts.    109,124      14.57      1.86       75,490      11.22       2.55     67,512      10.87      2.75
Certificates of deposit.......    233,975      31.25      3.58      248,637      36.97       5.14    242,063      38.97      5.14
Surrogate statement...........      1,772        .24      5.91        1,213        .18       6.02      9,314       1.50      5.30
                                 --------     ------      ----     --------    -------       ----   --------     ------      ----
  Total Deposits..............   $748,728     100.00%     1.86%    $672,423    100.00%       2.99%  $621,227     100.00%     3.36%
                                 ========     ======      ====     ========    ======        ====   ========     ======      ====

Personnel

     As of December 31, 2002 the Registrant had 314 full-time employees and 239 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

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

     As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings institution, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the Home Owner's Loan Act's activity restrictions.

     The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the QTL Test. See "- Regulation of the Bank
- Qualified Thrift Lender ("QTL") Test."

     Recent Legislation to Curtail Corporate Accounting Irregularities. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

     The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund (the "BIF") insures the deposits of commercial banks and the SAIF insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the SAIF or BIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments of BIF and SAIF members. The FDIC has set the deposit insurance assessment rates for SAIF member institutions for the first six months of 2003 at 0% to 0.27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

     In addition, all institutions insured by the FDIC are required to pay quarterly assessments to fund interest payments on bonds issued by the Financing Corporation, an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the Financing Corporation bonds mature in 2017.

     Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% for all other thrifts, and
(3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. At December 31, 2002, the Bank was in compliance with its regulatory capital requirements.

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

     Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the Home Owners' Loan Act, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At December 31, 2002, the Bank was in compliance with its QTL requirement, with 101.16% of its assets invested in Qualified Thrift Investments.

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

     Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2002, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Properties
-------------------

     The Registrant conducts its business through its two administrative offices located in Burlington, New Jersey and its 39 branch locations in Burlington, Camden and Mercer Counties, New Jersey. All of the Registrant's office and branch facilities are owned by the Registrant, except for seven branch office locations, two located in Lumberton and the others located in Medford, Mt. Holly, Burlington, Cinnaminson and Marlton, New Jersey. Management of the Registrant considers the physical condition of each of the Registrant's administrative and branch offices to be good and adequate for the conduct of the Registrant's business.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.


                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
         Matters
--------------------------------------------------------------------------------

     The information contained under the section captioned "Stock Market Information" in the Corporation's 2002 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the sections captioned "Market Risk and Liquidity Risk"and "Interest Rate Risk" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The Registrant's financial statements listed in Item 14 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominee for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and "- Biographical Information" in the 2003 Proxy Statement are incorporated herein by reference.

Executive Officers of the Corporation Who Are Not Directors


Name and Title                                     Age as of December 31, 2002
--------------                                     ---------------------------

Channing L. Smith                                            59
Vice President and Chief Financial Officer

James E. Igo                                                 46
Senior Vice President and Chief Lending Officer

Thomas M. Topley                                             42
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

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
               Plans

     Set forth  below is  information  as of December  31, 2002 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                                              EQUITY COMPENSATION PLAN INFORMATION

                                                    (a)                       (b)                        (c)
                                                                                                 Number of securities
                                                                                                 remaining available
                                            Number of securities       Weighted-average           for future issuance
                                             to be issued upon         exercise price of             under equity
                                                exercise of                outstanding            compensation plans
                                            outstanding options,       options,w arrants        (excluding securities
                                            warrants and rights            and rights         reflected in column (a))
                                            -------------------        ------------------     ------------------------


Equity compensation plans
  approved by shareholders

Stock Option and
  Incentive Plan........................          115,000                   $ 8.54                          --

Equity compensation plans
  not approved by shareholders                      n/a                       n/a                          n/a
                                                  -------                   ------                      ------
     TOTAL.............................           115,000                   $ 8.54                          --
                                                  =======                   ======                      ======


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors" and "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

Item 14.  Controls and Procedures
---------------------------------

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1. The consolidated statements of financial condition of FMS Financial Corporation and subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2002, together with the related notes and the independent auditors' report of PricewaterhouseCoopers LLP, independent accountants.

          2.   Schedules omitted as they are not applicable.

          3.   Exhibits

               The  following Exhibits are filed as part of this report:

                           3.1      Certificate of Incorporation*
                           3.2      Bylaws*
                           4        Agreement to furnish copy to Securities and
                                    Exchange Commission upon request of
                                    Indenture dated July 28, 1994, relating to
                                    10% Subordinated Debentures due 2004 in
                                    aggregate principal amount of $10 million**
                           10.1     Stock Option and Incentive Plan***
                           13       Portions of the 2002 Annual Report to Stockholders
                           21       Subsidiaries of the Registrant
                           23       Consent of Independent Accountants
                           99.0     Certification pursuant to 18 USC Section 1350 as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002.

                  ---------------
                  *        Incorporated by reference to the Registrant's Form S-1 Registration Statement No.
                           33-24340.
                  **       Incorporated by reference to the Registrant's Annual
                           Report on Form 10-K for the fiscal year ended
                           December 31, 1994.
                  ***      Incorporated by reference to the Registrant's Form S-8 Registration Statement No.
                           33-24340.

     (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 24, 2003.

                                           FMS FINANCIAL CORPORATION




                                           By:/s/ Craig W. Yates
                                              ----------------------------------
                                              Craig W. Yates, President and
                                              Chief Executive Officer
                                              (Duly Authorized Representative)


     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2003 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Craig W. Yates
-------------------------------------------
Craig W. Yates
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Channing L. Smith                                         /s/ Edward J. Staats, Jr.
-------------------------------------------                   -------------------------------------------------------
Channing L. Smith                                             Edward J. Staats, Jr.,
Vice President and Chief Financial Officer                    Chairman of the Board
(Principal Financial and Accounting Officer)

/s/ Wayne H. Page                                             /s/ James C. Lignana
-------------------------------------------                   -------------------------------------------------------
Wayne H. Page                                                 James C. Lignana
Director                                                      Director

/s/ Dominic W. Flamini                                        /s/ Vincent R. Farias
-------------------------------------------                   -------------------------------------------------------
Dominic W. Flamini                                            Vincent R. Farias
Director                                                      Director

/s/ Roy D. Yates                                              /s/ Mary Wells
-------------------------------------------                   -------------------------------------------------------
Roy D. Yates                                                  Mary Wells
Director                                                      Director

/s/ Joseph W. Clarke, Jr.
-------------------------------------------
Joseph W. Clarke, Jr.
Director

                            SECTION 302 CERTIFICATION


     I, Craig W. Yates, President and Chief Executive Officer of FMS Financial Corporation, certify that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K  of  FMS  Financial
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 24, 2003                 /s/Craig W. Yates
                                     -----------------------------------
                                     Craig W. Yates
                                     President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, Channing L. Smith, Vice President and Chief Financial Officer of FMS Financial Corporation, certify that:

1.   I  have  reviewed  this  annual  report  on  Form  10-K  of  FMS  Financial
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 24, 2003                 /s/Channing L. Smith
                                     --------------------------------
                                     Channing L. Smith
                                     Vice President and Chief Financial Officer