Form 10-Q
period 2003-03-31
FMS FINANCIAL CORP
filed 2003-05-14
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

     For  the quarterly period ended March 31, 2003

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
                                                               ---     ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act). YES    NO  X .
                                                   ---    ---

         As of May 2, 2003 there were issued and outstanding 6,469,711 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                                 MARCH 31, 2003
                                 --------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                        Page
                                                                                                        ----
PART I - Financial Information
------------------------------

         Item 1 - Financial Statements
                  Consolidated Statements of Financial Condition as of
                       March 31, 2003 (unaudited) and December 31, 2002....................................1

                  Consolidated Statements of Operations (unaudited)
                       for the three months ended
                       March 31, 2003 and March 31, 2002...................................................2

                  Consolidated  Statements of Cash Flows  (unaudited) for the three months ended March 31, 2003 and March 31, 2002..................................... 3

                  Consolidated  Statements  of  Changes  in  Stockholders'   Equity
                       (unaudited) for the three months ended March 31, 2003 and
                       March 31, 2002......................................................................4

                  Notes to Consolidated Financial Statements...............................................5

         Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..................................6 - 15

         Item 3 - Disclosure about Market Risk............................................................16

         Item 4-  Disclosure Controls and Procedures......................................................16

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

         Item 3 - Defaults Upon Senior Securities.........................................................16

         Item 4 - Submission of Matters to a Vote of Security Holders.....................................16

         Item 5 - Other Information.......................................................................16

         Item 6 - Exhibits and Reports on Form 8-K........................................................16




FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        March 31, 2003        December 31, 2002
-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------

     Cash and amounts due from depository institutes                                      $   33,189,157        $    41,497,691
     Interest-bearing deposits                                                                         0                 12,252
     Short term funds                                                                         32,143,150             46,900,403
                                                                                          --------------        ---------------
        Total cash and cash equivalents                                                       65,332,307             88,410,346
     Investment securities held to maturity                                                  214,374,955            164,227,126
     Investment securities available for sale                                                140,237,231            118,612,961
     Loans, net                                                                              374,081,474            361,674,400
     Mortgage-backed securities held to maturity                                             318,607,995            342,122,678
     Accrued interest receivable:
        Loans                                                                                  1,629,535              1,560,272
        Mortgage-backed securities                                                             2,012,486              2,175,776
        Investments                                                                            1,954,003              1,543,610
     Federal Home Loan Bank stock                                                             11,809,620             12,061,720
     Real estate held for development, net                                                             0                 87,926
     Real estate owned, net                                                                      500,775                291,200
     Premises and equipment, net                                                              30,832,581             29,092,970
     Deferred income taxes                                                                     2,224,937              2,972,572
     Prepaid expenses and other assets                                                         1,654,043              1,005,822
     Trust Capital securities issue costs, net                                                   698,538                717,999
     Excess of cost over fair value of assets acquired                                         1,315,158                      0
                                                                                          --------------        ---------------
TOTAL ASSETS                                                                              $1,167,265,638        $ 1,126,557,378
                                                                                          ==============        ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------

Liabilities:
     Deposits                                                                             $  838,610,293        $   800,340,222
     Securities sold under agreements to repurchase                                          225,000,000            225,000,000
     Advances from the Federal Home Loan Bank                                                 11,191,047             11,232,103
     Trust Capital Securities - FMS Statutory Trust 1                                         25,000,000             25,000,000
     Advances by borrowers for taxes and insurance                                             2,287,383              2,049,813
     Accrued interest payable                                                                  1,335,721              1,383,054
     Dividends payable                                                                           193,914                193,914
     Other liabilities                                                                         4,518,296              3,720,453
                                                                                          --------------        ---------------
     Total liabilities                                                                     1,108,136,654          1,068,919,559
                                                                                          --------------        ---------------

Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares  authorized;  none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,949,809 and 7,949,809 and shares outstanding 6,463,811
        and 6,463,811 as of March 31, 2003 and December 31, 2002, respectively                   794,981                794,981
     Paid-in capital in excess of par                                                          8,279,525              8,279,525
     Accumulated other comprehensive income - net of deferred income taxes                     1,061,210              1,216,053
     Retained earnings                                                                        59,879,848             58,233,840
     Less:  Treasury stock (1,485,998 and 1,485,998 shares, at cost, as of
        March 31, 2003 and December 31, 2002, respectively)                                  (10,886,580)           (10,886,580)
                                                                                          --------------        ---------------
Total stockholders' equity                                                                    59,128,984             57,637,819
                                                                                          --------------        ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $1,167,265,638        $ 1,126,557,378
                                                                                          ==============        ===============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------
                                                                                      Three Months ended
                                                                                           March 31,
                                                                                -------------------------------
                                                                                  2003                 2002
---------------------------------------------------------------------------------------------------------------
INTEREST  INCOME:                                                                         (Unaudited)
Interest income on:
     Loans                                                                      $ 6,225,726         $ 6,356,484
     Mortgage-backed securities                                                   4,536,145           4,298,315
     Investments                                                                  2,670,324           3,656,647
                                                                                -----------         -----------
Total interest income                                                            13,432,195          14,311,446
                                                                                -----------         -----------

INTEREST EXPENSE:
Interest expense on:
     Deposits                                                                     2,601,214           3,925,331
     Long term debt                                                                 331,567             285,833
     Borrowings                                                                   2,342,200           2,095,853
                                                                                -----------         -----------
Total interest expense                                                            5,274,981           6,307,017
                                                                                -----------         -----------

NET INTEREST INCOME                                                               8,157,214           8,004,429
PROVISION FOR LOAN LOSSES                                                            60,000               3,000
                                                                                -----------         -----------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                               8,097,214           8,001,429
                                                                                -----------         -----------

OTHER INCOME (EXPENSE):
     Loan service charges and other fees                                             23,814              28,010
     Gain on sale of real estate held for development, net                          600,780                   0
     Gain on sale of loans                                                               29                  75
     Loss on disposal of fixed assets                                              (141,151)                  0
     Real estate owned operations, net                                               (6,830)             (7,854)
     Service charges on accounts                                                  1,071,897             864,788
     Other income                                                                    23,353              84,620
                                                                                -----------         -----------
Total other income                                                                1,571,892             969,639
                                                                                -----------         -----------

OPERATING EXPENSES:
     Salaries and employee benefits                                               3,823,402           3,448,686
     Occupancy and equipment                                                      1,328,515           1,106,408
     Purchased services                                                             674,025             614,898
     Federal deposit insurance premiums                                              32,196              30,978
     Professional fees                                                              177,716             198,213
     Advertising                                                                    115,611              83,202
     Other                                                                          482,161             313,554
                                                                                -----------         -----------
Total operating expenses                                                          6,633,626           5,795,939
                                                                                -----------         -----------
INCOME BEFORE INCOME TAXES                                                        3,035,480           3,175,129

INCOME TAXES                                                                      1,195,557           1,122,547
                                                                                -----------         -----------

NET INCOME                                                                      $ 1,839,923         $ 2,052,582
                                                                                ===========         ===========
BASIC EARNINGS PER COMMON SHARE                                                 $      0.28         $      0.31
                                                                                ===========         ===========
DILUTED EARNINGS PER COMMON SHARE                                               $      0.28         $      0.30
                                                                                ===========         ===========
Dividends declared per common share                                             $      0.03         $      0.03
                                                                                ===========         ===========

Weighted average common shares outstanding                                        6,463,811           6,717,670
Potential dilutive effect of the exercise of stock options                           40,116              18,098
                                                                                ===========         ===========
Adjusted weighted average common shares outstanding                               6,503,927           6,735,768
                                                                                ===========         ===========

See notes to consoldiated financial statements.

--------------------------------------------------------------------------------
FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                        Three Months ended
                                                                             March 31
                                                                 --------------------------------
                                                                     2003               2002
-------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
OPERATING ACTIVITIES:
Net income                                                        $  1,839,923       $  2,052,582
Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                           60,000              3,000
    Depreciation and amortization                                      985,554            905,511
Realized (gains) and losses on:
    Sale of loans and loans held for sale                                  (29)               (75)
    Disposal and sale of fixed assets                                  141,151                  0
    Gain on real estate held for development, net                     (600,780)                 0
Increase in accrued interest receivable                               (316,366)          (216,000)
Increase in prepaid expenses and other assets                         (648,221)          (618,555)
Decrease in accrued interest payable                                   (47,333)          (308,974)
Increase (Decrease) in other liabilities                               797,843           (855,926)
Provision for deferred income taxes                                    850,606            124,679
                                                                  ------------       ------------
    Net cash provided by operating activities                        3,062,348          1,086,242
                                                                  ------------       ------------
INVESTING ACTIVITIES:
Proceeds from sale of:
    Education loans                                                     42,641             50,709
    Real estate held for development                                   688,706                  0
    Real estate owned                                                        0             12,920
    Property and equipment                                             176,555              7,385
Principal collected and proceeds from maturities of investment
   securities held to maturity                                      35,533,268         38,065,471
Proceeds from maturities of investment securities available
   for sale                                                         16,372,159         11,425,873
Principal collected on mortgage-backed securities held
   to maturity                                                      48,033,512         28,373,661
Principal collected on loans, net                                   23,504,023         18,437,939
Loans originated or acquired, net                                  (36,263,074)       (38,039,082)
Purchase of investment securities and mortgage-backed
   securities held to maturity                                    (111,591,237)       (50,604,478)
Purchase of investment securities and mortgage-backed
   securities available for sale                                   (38,645,883)        (9,712,633)
Purchase of Federal Home Loan Bank stock                               252,100         (1,498,100)
Purchase of office property and equipment                           (2,515,827)          (644,147)
Net cash received from deposit purchase, net                        16,539,246                  0
                                                                  ------------       ------------
    Net cash used by investing activities                          (47,873,811)        (4,124,482)
                                                                  ------------       ------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                24,065,072         23,009,611
Net decrease in time deposits                                       (2,334,248)       (16,696,758)
Net (decrease) increase in FHLB advances                               (41,056)         9,961,790
Proceeds from securities sold under agreement to repurchase                  0         20,000,000
Net proceeds from issuance of trust capital securities                       0         24,251,086
Increase in advances from borrowers for taxes and insurance            237,570            151,428
Purchase of treasury stock                                                   0           (221,952)
Dividends paid on common stock                                        (193,914)          (201,531)
Net proceeds from issuance of common stock                                   0              1,195
                                                                  ------------       ------------
    Net cash provided by financing activities                       21,733,424         60,254,869
                                                                  ------------       ------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (23,078,039)        57,216,629
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      88,410,346         63,359,124
                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 65,332,307       $120,575,753
                                                                  ============       ============
Supplemental Disclosures:
    Cash paid for:
       Interest on deposits, advances, and other borrowings       $  5,322,314       $  6,615,991
       Income taxes                                                    867,500          1,054,982
    Non-cash investing and financing activities:
       Dividends declared and not paid at quarter end                  193,914            200,979
       Non-monetary transfers from loans to real estate acquired
          acquired through foreclosure                                 209,575                  0
       Investments purchased and not yet settled                             0          4,325,000

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
                                   Common shares     Common     Paid-in    comprehensive     Retained      Treasury   Stockholders'
                                    outstanding      stock      capital       income         earnings       stock        Equity
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2001       6,717,705       $794,888   $8,278,423    $  147,496   $51,055,818  $ (8,073,444)    $52,203,181
Net Income                                                                                  2,052,582                     2,052,582
Other comprehensive income
  Unrealized loss on securities
    available for sale, net of
    taxes of $100,116                                                          (178,137)                                   (178,137)
                                                                                                                        -----------
Total comprehensive income                                                                                                1,874,445
                                                                                                                        -----------

Dividends declared ($.03)                                                                    (200,977)                     (200,977)
Exercise of stock options                 925             93        1,102                                                     1,195
Purchase of common stock              (19,317)                                                             (221,952)       (221,952)

-----------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2002          6,699,313       $794,981   $8,279,525    $  (30,641)  $52,907,423  $ (8,295,396)    $53,655,892
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2002       6,463,811       $794,981   $8,279,525    $1,216,053    58,233,840  $(10,886,580)    $57,637,819
Net Income                                                                                  1,839,923                     1,839,923
Other comprehensive income
  Unrealized loss on securities
    available for sale, net of
    taxes of $102,971                                                          (154,843)                                   (154,843)
                                                                                                                        -----------
Total comprehensive income
                                                                                                                          1,685,080
                                                                                                                        -----------

Dividends declared ($.03)                                                                    (193,915)                     (193,915)
Exercise of stock options
Purchase of common stock

------------------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2003          6,463,811       $794,981   $8,279,525    $1,061,210   $59,879,848  $(10,886,580)    $59,128,984
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
MONTHS ENDED MARCH 31, 2003 (UNAUDITED).

1-GENERAL

In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's annual report on Form 10-K for the year ended December 31, 2002. The consolidated financial statements include the Corporation's principle subsidiary, Farmers & Mechanics Bank ("the Bank").

The Corporation maintains an incentive stock option plan as permitted by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." The Corporation will continue to use the intrinsic value method of accounting for stock options. No options have been granted during the three months ended March 31, 2003.

2-DEPOSITS

On March 28, 2003, the Bank purchased the deposits of the Florence branch of Sun National Bank totaling $17.9 million.

3-LONG-TERM DEBT

Long-Term Debt at March 31, 2003 and December 31, 2002 consisted of $25.0 million of Trust Capital Securities. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through the first five years from its issuance. The proceeds were used for the paydown in August 2002 of the $10.0 million subordinated debentures, expansion of the Bank's operations and general corporate purposes.

4-REGULATORY CAPITAL REQUIREMENTS

The Bank is considered "well capitalized" by OTS regulations at March 31, 2003. The Bank's regulatory tangible and tier 1 (core) capital ratios are $70.3 million or 6.04% of total bank assets and $74.3 million or 17.02% for risk-based capital.

5-RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149 "Amendment of Statement 133 on Deriative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for deriative instruments including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard is not expected to have a material effect on the Consolidated Statements of Financial Condition or Consolidated Statements of Operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003.

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

FINANCIAL CONDITION

Total Assets - at March 31, 2003 were $1.2 billion as compared with total assets at December 31, 2002 of $1.1 billion.

Investment Securities Held to Maturity - increased $50.2 million to $214.4 million at March 31, 2003 from $164.2 million at December 31, 2002 primarily due to purchases of $74.3 million in collateralized mortgage obligations (CMO's), $10.0 million in U.S. Agency Notes, $1.8 million in Municipal Bonds, partially offset by principal paydowns of $31.7 million in CMO's, the maturity of $1.8 million in Municipal Bonds and calls of $2.0 million in U.S. Agency Notes during the period. Investment securities held to maturity at March 31, 2003 consisted of $13.0 million in adjustable rate securities and $201.4 million in fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 2003 and December 31, 2002 follows:


                                                March 31, 2003                                       December 31, 2002
---------------------------------------------------------------------------------------       ------------------------------
                                            Gross            Gross          Estimated                             Estimated
                          Amortized       Unrealized       Unrealized         Market             Amortized          Market
                            Cost             Gains           Losses            Value                Cost            Value
---------------------------------------------------------------------------------------       ------------------------------
U. S. Gov't Agencies     $  33,828,847   $   499,602       $ (24,589)     $  34,303,860       $  25,914,918    $  26,547,362
CMO's                      166,079,379     1,002,236        (223,546)       166,858,069         123,809,139      124,545,227
Municipal bonds             14,466,729        14,516               0         14,481,245          14,503,069       14,509,921
---------------------------------------------------------------------------------------       ------------------------------
Total                    $ 214,374,955   $ 1,516,354       $(248,135)     $ 215,643,174       $ 164,227,126    $ 165,602,510
=======================================================================================       ==============================

Short Term Funds - decreased $14.8 million to $32.1 million at March 31, 2003 from $46.9 million at December 31, 2002. The decrease is the result of purchases of investment securities.

Investment Securities Available for Sale - increased $21.6 million to $140.2 million at March 31, 2003 from $118.6 million at December 31, 2002. The increase is the result of purchases of $10.3 million of mortgage-backed securities (MBS's) and $28.3 million of CMO's, partially offset by principal paydowns of $16.4 million of CMO's and MBS's and $258 thousand in market adjustments at March 31, 2003. Investment securities available for sale consisted of $128.2 million in fixed rate securities and $12.0 million in adjustable rate securities at March 31, 2003. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 2003 and December 31, 2002 follows:

                                                  March 31, 2003                                   December 31, 2002
---------------------------------------------------------------------------------------       ------------------------------
                                              Gross            Gross        Estimated                           Estimated
                           Amortized       Unrealized       Unrealized       Market             Amortized         Market
                             Cost             Gains           Losses          Value               Cost            Value
---------------------------------------------------------------------------------------       ------------------------------
U. S. Gov't Agencies     $  24,993,504   $   156,446       $       0      $  25,149,950       $  24,993,110    $  25,358,000
CMO's                       43,286,961       162,957        (176,247)        43,273,671          21,978,385       22,107,521
MBS's                       70,205,105     1,608,505               0         71,813,610          69,631,991       71,147,440
---------------------------------------------------------------------------------------       ------------------------------
Total                    $ 138,485,570   $ 1,927,908       $(176,247)     $ 140,237,231       $ 116,603,486    $ 118,612,961
=======================================================================================       ==============================




Loans, net - increased $12.4 million to $374.1 million at March 31, 2003 from $361.7 million at December 31, 2002. This increase was primarily the result of $36.3 million of loans originated, partially offset by approximately $23.5 million of principal collected on loans during the three months ended March 31, 2003. The following table shows loans receivable by major categories at the dates indicated.

                                      March 31,          December 31,
                                        2003                2002

                               --------------------------------------

Mortgage Loans                 $     277,758,937   $     272,777,144
Construction Loans                       676,361             305,607
Commercial Construction                1,518,276           1,157,268
Consumer Loans                         3,313,794           3,521,889
Commercial Real Estate                82,272,816          76,354,155
Commercial Business                   13,642,445          12,621,048

                               -------------------------------------

Subtotal                             379,182,629         366,737,111
Less:
     Deferred loan fees                  727,962             745,236
     Allowance for
        possible loan losses           4,373,193           4,317,475

                               -------------------------------------

Total loans, net               $     374,081,474   $     361,674,400
                               =====================================



At March 31, 2003, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $1.9 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $955 thousand of loans that were collectively measured for impairment with a valuation allowance of $27 thousand. The Bank had $4.4 million in total reserves for loan losses at March 31, 2003, representing approximately 153% of non-performing loans and 1.2% of total loans. For the three months ended March 31, 2003, the average recorded investment in impaired loans was approximately $1.9 million. The Bank recognized $8 thousand of interest income on impaired loans for the three months ended March 31, 2003, all of which was recognized on the cash basis.

As of March 31, 2003 the Bank had outstanding loan commitments of $29.8 million, of which $16.2 million represented variable rate loans and $13.6 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

                                                            March 31,           December 31,
                                                              2003                 2002
                                                           -----------          -----------

Loans accounted for on a non-accrual basis:
Mortgage loans:
     One-to-four family                                    $   696,446          $   960,558
     Commercial real estate                                  1,242,506            1,785,864
     Consumer and other                                            895               11,789
                                                           -----------          -----------
         Total non-accrual loans                           $ 1,939,847          $ 2,758,211
                                                           -----------          -----------

     Troubled debt restructuring                           $   916,453          $   986,581
     Real estate owned, net                                    500,775              291,200
     Other non-performing assets                                     0               87,926
                                                           -----------          -----------
     Total non-performing assets, net                      $ 3,357,075          $ 4,123,918
                                                           ===========          ===========


     Total non-accrual loans to net loans                         0.52%                0.76%
                                                           ===========          ===========
     Total non-accrual loans to total assets                      0.17%                0.24%
                                                           ===========          ===========
     Total non-performing assets to total assets                  0.29%                0.37%
                                                           ===========          ===========



Mortgage-Backed Securities Held to Maturity - decreased $23.5 million to $318.6 million at March 31, 2003 from $342.1 million at December 31, 2002. The decrease is the result of principal paydowns of $47.6 million, partially offset by the purchases of $25.5 million of FNMA, FHLMC and GNMA fixed rate securities. Mortgage-backed securities at March 31, 2003 consisted of $280.0 million in fixed rate securities and $38.6 million in adjustable rate securities. Mortgage-backed securities held to maturity at March 31, 2003 and December 31, 2002 are summarized below:

                                             March 31, 2003                                             December 31, 2002
-----------------------------------------------------------------------------------------       --------------------------------
                                          Gross              Gross
                    Amortized          Unrealized         Unrealized           Estimated           Amortized          Estimated
                      Cost                Gains             Losses           Market Value            Cost           Market Value
-----------------------------------------------------------------------------------------       --------------------------------

GNMA                $  28,181,777     $  1,471,643         $  (224)        $  29,653,196        $  33,862,839      $  35,556,313

FNMA                  226,312,912        6,295,258             (42)          232,608,128          233,608,680        239,975,322

FHLMC                  64,113,306        1,349,079            (103)           65,462,282           74,651,159         76,090,093

-----------------------------------------------------------------------------------------       --------------------------------
Total               $ 318,607,995     $  9,115,980         $  (369)        $ 327,723,606        $ 342,122,678      $ 351,621,728
=========================================================================================       ================================


Deposits - increased $38.3 million to $838.6 million at March 31, 2003 from $800.3 million at December 31, 2002. On March 28, 2003, the Bank purchased the deposits of the Florence branch of Sun National Bank totaling $17.9 million. Non-interest bearing checking accounts increased $15.8 million, savings accounts increased $14.7 million, money market accounts increased $9.8 million and certificates of deposits increased $5.4 million for the three months ended March 31, 2003. These increases were partially offset by a decrease in checking accounts of $7.4 million during this period. Interest credited to depositors accounts for the three months ended March 31, 2003 amounted to $2.6 million. The following table sets forth certain information concerning deposits at the dates indicated.

                                          March 31, 2003                            December 31, 2002
--------------------------------------------------------------------------------------------------------------------
                                              Percent      Weighted                       Percent       Weighted
                                              of Total      Average                       of Total      Average
                                Amount        Deposits       Rate           Amount        Deposits        Rate
--------------------------------------------------------------------------------------------------------------------
Non-interest checking        $150,754,743     17.98%        0.00%        $134,969,939      16.85%        0.00%
Checking accounts             148,360,187     17.69%        0.73%         155,730,226      19.46%        1.18%
Savings accounts              176,147,042     21.00%        1.00%         161,458,450      20.18%        1.34%
Money market accounts         134,556,562     16.05%        1.10%         124,795,059      15.59%        1.86%
Certificates                  228,791,759     27.28%        2.85%         223,386,548      27.92%        3.58%
--------------------------------------------------------------------------------------------------------------------
   Total Deposits            $838,610,293    100.00%        1.31%        $800,340,222     100.00%        1.86%
====================================================================================================================

Borrowings - at March 31, 2003 amounted to $236.2 million. Borrowings consisted of $225.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.08% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.77%. At December 31, 2002 borrowings consisted of $225.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.08% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.78%.

Long-term debt - at March 31, 2003 and December 31, 2002 consisted of $25.0 million of Trust Capital Securities. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through the first five years from its issuance.

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

The Corporation recorded net income for the three months ended March 31, 2003 of $1.8 million, or $.28 diluted earnings per share as compared to $2.1 million, or $.30 diluted earnings per share for the comparable period in 2002.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                                  Three Months Ended March 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                    2003                                                     2002
--------------------------------------------------------------------------------       -----------------------------------------
                                      Average                         Average          Average                      Average
                                      Balance        Interest       Yield/Rate         Balance       Interest     Yield/Rate
                                   -----------     ------------     ------------       --------     -----------   -------------
                                                                   (Dollars in Thousands)
Interest-earning assets:
     Loans receivable             $     376,046   $     6,226          6.62%     $     353,885   $      6,356        7.18%
     Interest-bearing deposits           46,127           156          1.35%            46,520            220        1.89%
     Mortgage-backed securities         391,788         4,536          4.63%           283,619          4,298        6.06%
     Investment securities              227,107         2,514          4.43%           222,757          3,437        6.17%
                                  --------------  ------------    ---------      --------------  -------------   --------
Total interest-earning assets         1,041,068        13,432          5.16%           906,781         14,311        6.31%
                                  --------------  ------------    ---------      --------------  -------------   --------

Interest-bearing liabilities:
     Checking deposits                  288,712           282          0.39%           250,912            430        0.69%
     Savings deposits                   167,152           419          1.00%           134,647            476        1.41%
     Money market deposits              126,227           343          1.09%            93,616            471        2.01%
     Time deposits                      221,978         1,557          2.81%           245,748          2,548        4.15%
     Borrowings                         236,223         2,342          3.97%           179,414          2,096        4.67%
     Long-Term Debt                      25,774           332          5.15%            18,591            286        6.15%
                                  --------------  ------------    ---------      --------------  -------------   --------
Total interest-bearing
     liabilities                  $   1,066,066         5,275          1.98%     $     922,928          6,307        2.73%
                                  ==============  ------------    ---------      ==============  -------------   --------
Net interest income                               $     8,157                                    $      8,004
                                                  ============                                   =============
Interest rate spread                                                   3.18%                                         3.58%
                                                                  =========                                      ========

Net yield on average interest-
     earning assets                                                    3.13%                                         3.53%
                                                                  =========                                      ========

Ratio of average interest-earning
     assets to average interest-bearing                               97.66%                                        98.25%
     liabilities
                                                                  =========                                      ========


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


                                              Three Months Ended March 31,
                                                     2003 vs. 2002
                                                 Increase (Decrease)
                                                   Due to Change in:
                                            --------------------------------

                                              Rate         Volume      Total
                                                      (In Thousands)
                                            --------------------------------

Interest income:
     Loans receivable                       $ (528)       $   398     $ (130)
     Interest-bearing deposits                 (62)            (2)       (64)
     Mortgage-backed securities             (1,401)         1,639        238
     Investment securities                    (990)            67       (923)

                                            --------------------------------
     Total change - interest income         (2,981)         2,102       (879)
                                            --------------------------------

Interest expense:
     Checking deposits                        (212)            64       (148)
     Savings deposits                         (172)           115        (57)
     Money market deposits                    (292)           164       (128)
     Time deposits                            (745)          (246)      (991)
     Borrowings                               (418)           664        246
     Long-Term Debt                            (65)           111         46
                                            --------------------------------
     Total change - interest expense        (1,904)           872     (1,032)
                                            --------------------------------
Net change in net interest income           (1,077)        $1,230     $  153
                                            ================================

Net Interest Income - for the three months ended March 31, 2003 totaled $8.2 million. Net interest income for the three months ended March 31, 2003 increased $153 thousand compared to the same period in 2002 due primarily to a decrease in interest expense on all deposit products of $1.3 million and an increase in interest income on mortgage-backed securities of $238 thousand, partially offset by decreases in interest income on investment securities of $923 thousand, interest income on loans of $130 thousand and increases in interest expense on borrowings of $246 thousand and long term debt of $46 thousand.

Interest income on mortgage-backed securities increased by $238 thousand to $4.5 million for the three months ended March 31, 2003 from $4.3 million for the same period in 2002. The average balance of MBS's increased $108.2 million to $391.8 million for the three months ended March 31, 2003 from $283.6 million for the same period in 2002, which resulted in an interest income volume increase of $1.6 million. The increase in the average balance during this period was due to MBS purchases of $248.9 million, partially offset by principal paydowns of $171.0 million. The average yield of the MBS portfolio decreased 143 basis points to 4.63% for the quarter ended March 31, 2003 from 6.06% for the same period in 2002, which resulted in an interest income decrease of $1.4 million due to changes in rates.

Interest income on loans decreased $130 thousand to $6.2 million for the three months ended March 31, 2003 from $6.4 million for the same period in 2002. The average rate on loans decreased 56 basis points to 6.62% for the three months ended March 31, 2003 from 7.18% for the same period in 2002, which resulted in a decrease in interest income of $528 thousand due to rate changes. The average balance of the loan portfolio increased $22.1 million to $376.0 million for the three months ended March 31, 2003 from $353.9 million for the same period in 2002, which resulted in a volume increase in interest income of $398 thousand. The increase in the average balance is principally due to an increase in loan originations of $113.4 million during this period, partially offset by principal collected on loans of $94.4 million.

Interest income on investment securities decreased $923 thousand to $2.5 million for the three months ended March 31, 2003 from $3.4 million for the same period in 2002. The average yield of the investment portfolio decreased 174 basis points to 4.43% for the quarter ended March 31, 2003 from 6.17% for the same period in 2002, which resulted in an interest income decrease of $990 thousand due to rate changes. The average balance of investment securities increased $4.3 million to $227.1 million for the three months ended March 31, 2003 from $222.8 million for the same period in 2002, which resulted in a volume increase in interest income of $67 thousand. The increase in the average volume during this period is due to purchases of $346.3 million, partially offset by investment calls and maturities of $129.9 million and principal paydowns of $135.2 million.

Interest expense on time deposits decreased $991 thousand to $1.6 million for the three months ended March 31, 2003 from $2.5 million for the same period in 2002. The average rate on time deposits decreased 134 basis points to 2.81% for the quarter ended March 31, 2003 from 4.15% for the same period in 2002, which resulted in a decrease in interest expense of $745 thousand. The average balance of time deposits decreased $23.8 million to $221.9 million for the three months ended March 31, 2003 from $245.7 million for the same period in 2002, which resulted in a volume decrease in interest expense of $246 thousand.

Interest expense on checking deposits decreased $148 thousand to $282 thousand for the three months ended March 31, 2003 from $430 thousand for the same period in 2002. The average rate on checking deposits decreased 30 basis points to 0.39% for the quarter ended March 31, 2003 from 0.69% for the same period in 2002, which resulted in a decrease in interest expense of $212 thousand. The average balance of checking deposits increased $38 thousand to $288.7 million for the three months ended March 31, 2003 from $250.9 for the same period in 2002, which resulted in a volume increase in interest expense of $64 thousand.

Interest expense on money market deposits decreased $128 thousand to $343 thousand for the three months ended March 31, 2003 from $471 thousand for the same period in 2002. The average rate on money market deposits decreased 92 basis points to 1.09% for the quarter ended March 31, 2003 from 2.01% for the same period in 2002, which resulted in a decrease in interest expense of $292 thousand. The average balance of money market deposits increased $32.6 million to $126.2 million for the three months ended March 31, 2003 from $93.6 million for the same period in 2002, which resulted in a volume increase in interest expense of $164 thousand.

Interest expense on borrowings increased $246 thousand to $2.3 million for the three months ended March 31, 2003 from $2.1 million for the same period in 2002. The average balance of borrowings increased $56.8 million to $236.2 million at March 31, 2003 from $179.4 million for the same period in 2002, which resulted in a volume increase in interest expense of $664 thousand. The average rate paid on borrowings decreased 70 basis points to 3.97% for the quarter ended March 31, 2003 from 4.67% for the same period in 2002 which resulted in a decrease in interest expense of $418 thousand due to rate changes.

Interest expense on long term debt increased $46 thousand to $332 thousand for the three months ended March 31, 2003 from $286 thousand for the same period in 2002. The $25.0 million in Trust capital securities were issued in March 2002 at an initial floating rate of 5.59%.

Critical Accounting Estimate-Provision for Loan Losses - A critical accounting estimate is the provision for loan losses which increased $57 thousand to $60 thousand for the three months ended March 31, 2003 from $3 thousand for the same period in 2002. At March 31, 2003 the allowance for loan losses amounted to $4.4 million compared to $4.3 million at December 31, 2002. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three month period ended March 31, 2003 was $1.6 million compared to $970 thousand for the same period in 2002. The increase was primarily due to a $601 thousand gain on sale of real estate held for development. The final parcel of land, located in Burlington Township, was sold in January 2003. Additionally, an increase in retail banking fees for the five branches opened since the first quarter of 2002 increased other income for the quarter ended March 31, 2003. The increase was partially offset by the loss of $141 thousand on the sale of a closed branch building for the quarter ended March 31, 2003.

Operating Expenses - for the three month period ended March 31, 2003 totaled $6.6 million compared to $5.8 million for the same period in 2002.

Salaries and Employee Benefits - for the three month period ended March 31, 2003 were $3.8 million compared to $3.4 million for the same period in 2002. The increase was primarily due to additional staff in the five new branches opened since the first quarter of 2002. Average full time equivalent employees at March 31, 2003 were 503 as compared to 478 at March 31, 2002.

Occupancy and Equipment- for the three month period ended March 31, 2003 were $1.3 million compared to $1.1 million for the same period in 2002. This increase is due to additional depreciation and occupancy expense on the new branch offices opened since the first quarter of 2002. Additionally, the extreme winter weather increased snow removal expenses $85 thousand to $97 thousand for the first three months of 2003 compared to the same period in 2002.

Purchased Services - for the three month period ended March 31, 2003 totaled $674 thousand compared to $615 thousand for the same period in 2002. ATM charges increased $61 thousand to $352 thousand for the first three months of 2003 compared to $291 thousand for the same period in 2002 due to higher transaction volume.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the three months ended March 31, 2003 from the information presented in the annual report on Form 10-K for the year ended December 31, 2002.

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

               The Annual Meeting of Stockholders of the Company was held on April 24, 2003 and the following were presented:

               The Election of Directors: Vincent R. Farias and Wayne H. Page were re-elected as directors for terms of three years ending 2006 and until their successors are elected and qualified. Mr. Farias received 5,085,970 votes in favor and 66,620 votes were withheld; Mr.Page received 5,073,970 votes in favor and 78,620 votes were withheld.

               Ratification of the appointment of PricewaterhouseCoopers LLP the Company's auditors for the 2003 fiscal year:
               PricewaterhouseCoopers LLP was ratified as the Company's auditors with 5,069,793 votes for, 7,162 votes against and 75,635 abstentions.

     Item 5:   Other Information
     -------   -----------------

               On March 28, 2003, the Bank purchased the deposits of the Florence branch of Sun National Bank totaling $17.9 million.

     Item 6:   Exhibits and Reports on Form 8-K
     -------   --------------------------------

               (a) 99.0 certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b) The Company filed a Form 8-K on April 22, 2003 reporting the Company's earnings for the three months ended March 31, 2003.

                                S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMS FINANCIAL CORPORATION




Date: May 14, 2003             /s/ Craig W. Yates
                               ------------------
                               Craig W. Yates
                               President and Chief Executive Officer
                               (Principal Executive Officer)



Date: May 14, 2003             /s/ Channing L. Smith
                               ---------------------
                               Channing L. Smith
                               Vice President and
                               Chief Financial Officer
                               (Principal Financial Officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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


May 14, 2003                          /s/ Craig W. Yates
------------------                    ----------------------------
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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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



May 14, 2003                         /s/ Channing L. Smith
------------------                   -----------------------------------------
Date                                 Channing L. Smith, Chief Financial Officer