Form 10-Q
period 2003-06-30
FMS FINANCIAL CORP
filed 2003-08-12
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC 20549

                       ----------------------------------


                                    FORM 10-Q

(Mark One)

  X    Quarterly report pursuant to section 13 or 15(d) of the Securities
----   Exchange Act of 1934

       For the quarterly period ended June 30, 2003

       OR

       Transition report pursuant to section 13 or 15(d) of the Securities
----   Exchange Act of 1934


                         Commission file number 0-17353
                                                -------


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

     As of August 1, 2003 there were issued and outstanding 6,481,324 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                                  JUNE 30, 2003
                                  -------------

                                TABLE OF CONTENTS
                                -----------------
                                                                          Page
                                                                          ----
PART I - Financial Information
------------------------------

     Item 1 - Financial Statements

           Consolidated Statements of Financial Condition as of
                   June 30, 2003 (unaudited) and December 31, 2002..........1

           Consolidated Statements of Operations (unaudited)
                   for the three and six months ended
                   June 30, 2003 and June 30, 2002..........................2

           Consolidated Statements of Cash Flows (unaudited)
                   for the six months ended June 30, 2003
                   and June 30, 2002........................................3

           Consolidated  Statements  of  Changes  in  Stockholders'
                   Equity (unaudited) for the six months ended
                   June 30, 2003 and June 30, 2002..........................4

           Notes to Consolidated Financial Statements.....................5-6

     Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.........7-18

     Item 3 - Disclosure about Market Risk.................................18

     Item 4 - Disclosure Controls and Procedures...........................19

PART II Other Information
-------------------------

     Item 1 - Legal Proceedings............................................20

     Item 2 - Changes in Securities........................................20

     Item 3 - Defaults Upon Senior Securities..............................20

     Item 4 - Submission of Matters to a Vote of Security Holders..........20

     Item 5 - Other Information............................................20

     Item 6 - Exhibits and Reports on Form 8-K.............................20

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

----------------------------------------------------------------------------------------------------------------
                                                                             June 30, 2003     December 31, 2002
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                         (Unaudited)
----------------------------------------------------------------------------------------------------------------

     Cash and amounts due from depository institutes                     $       37,049,955     $    41,497,691
     Interest-bearing deposits                                                      421,154              12,252
     Short term funds                                                            32,616,453          46,900,403
                                                                         -------------------    ----------------
        Total cash and cash equivalents                                          70,087,562          88,410,346
     Investment securities held to maturity                                     217,119,432         164,227,126
     Investment securities available for sale                                   138,375,397         118,612,961
     Loans, net                                                                 380,495,936         361,674,400
     Mortgage-backed securities held to maturity                                322,125,518         342,122,678
     Accrued interest receivable:
        Loans                                                                     1,554,456           1,560,272
        Mortgage-backed securities                                                1,882,128           2,175,776
        Investments                                                               1,709,603           1,543,610
     Federal Home Loan Bank stock                                                11,809,620          12,061,720
     Real estate held for development, net                                                0              87,926
     Real estate owned, net                                                         201,421             291,200
     Premises and equipment, net                                                 31,122,424          29,092,970
     Deferred income taxes                                                        2,259,125           2,972,572
     Prepaid expenses and other assets                                            1,392,928           1,005,822
     Trust Capital securities issue costs, net                                      679,077             717,999
     Excess of cost over fair value of assets acquired                            1,249,400                   0

                                                                         -------------------    ----------------
TOTAL ASSETS                                                             $    1,182,064,027     $ 1,126,557,378
                                                                         ===================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------

Liabilities:
     Deposits                                                            $      852,989,916     $   800,340,222
     Securities sold under agreements to repurchase                             225,000,000         225,000,000
     Advances from the Federal Home Loan Bank                                    11,191,047          11,232,103
     Trust Capital Securities - FMS Statutory Trust 1                            25,000,000          25,000,000
     Advances by borrowers for taxes and insurance                                2,418,140           2,049,813
     Accrued interest payable                                                     1,297,002           1,383,054
     Dividends payable                                                              194,524             193,914
     Other liabilities                                                            3,913,800           3,720,453

                                                                         -------------------    ----------------
     Total liabilities                                                        1,122,004,429       1,068,919,559
                                                                         -------------------    ----------------
Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares  authorized;
        none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,970,309 and 7,949,809 and shares outstanding 6,484,140
        and 6,463,811 as of June 30, 2003 and December 31, 2002, respectively       797,031             794,981
     Paid-in capital in excess of par                                             8,482,475           8,279,525
     Accumulated other comprehensive income -
        net of deferred income taxes                                                684,599           1,216,053
     Retained earnings                                                           60,985,297          58,233,840
     Less:  Treasury stock (1,486,169 and 1,485,998 shares,
        at cost, as of June 30, 2003 and December 31, 2002, respectively)       (10,889,804)        (10,886,580)

                                                                         -------------------    ----------------
Total stockholders' equity                                                       60,059,598          57,637,819
                                                                         -------------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    1,182,064,027     $ 1,126,557,378
                                                                         ===================    ================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------------------
FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------------------
                                                             Three Months ended                           Six Months ended
                                                                  June 30,                                     June 30,
                                                          2003                     2002             2003                2002
--------------------------------------------------------------------------------------------------------------------------------
INTEREST  INCOME:                                                (Unaudited)                              (Unaudited)
Interest income on:
    Loans                                           $     6,058,727       $     6,385,849     $    12,284,453     $    12,742,333
    Mortgage-backed securities                            3,770,334             4,535,948           8,306,479           8,834,263
    Investments                                           2,608,387             3,917,284           5,278,711           7,573,931
                                                    ---------------       ---------------     ---------------     ---------------
Total interest income                                    12,437,448            14,839,081          25,869,643          29,150,527
                                                    ---------------       ---------------     ---------------     ---------------

INTEREST EXPENSE:
Interest expense on:
    Deposits                                              2,236,527             3,570,208           4,837,741           7,495,539
    Long term debt                                          327,575               648,249             659,142             934,082
    Borrowings                                            2,365,150             2,256,465           4,707,350           4,352,318
                                                    ---------------       ---------------     ---------------     ---------------
Total interest expense                                    4,929,252             6,474,922          10,204,233          12,781,939
                                                    ---------------       ---------------     ---------------     ---------------
NET INTEREST INCOME                                       7,508,196             8,364,159          15,665,410          16,368,588
PROVISION FOR LOAN LOSSES                                    60,000                26,000             120,000              29,000
                                                    ---------------       ---------------     ---------------     ---------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                       7,448,196             8,338,159          15,545,410          16,339,588
                                                    ---------------       ---------------     ---------------     ---------------

OTHER INCOME (EXPENSE):
    Loan service charges and other fees                      19,920                24,653              43,734              52,663
    Gain on sale of real estate held for
      development, net                                            0                     0             600,780                   0
    Gain on sale of loans                                        22                   388                  51                 463
    Gain on sale of investment securities                   222,743                     0             222,743                   0
    Gain on disposal of fixed assets                              0               100,113            (141,151)            100,113
    Real estate owned operations, net                        28,035                (8,013)             21,205             (15,867)
    Service charges on accounts                           1,184,345               997,390           2,256,242           1,862,178
    Other income                                             46,112                66,849              69,465             151,469
                                                    ---------------       ---------------     ---------------     ---------------
Total other income                                        1,501,177             1,181,380           3,073,069           2,151,019
                                                    ---------------       ---------------     ---------------     ---------------

OPERATING EXPENSES:
    Salaries and employee benefits                        3,907,795             3,409,715           7,731,197           6,858,401
    Occupancy and equipment                               1,360,201             1,113,836           2,688,716           2,220,244
    Purchased services                                      723,733               649,041           1,397,758           1,263,939
    Federal deposit insurance premiums                       31,386                31,146              63,582              62,124
    Professional fees                                       163,703               205,823             341,419             404,036
    Advertising                                             117,245               121,381             232,856             204,583
    Other                                                   508,511               382,664             990,672             696,218
                                                    ---------------       ---------------     ---------------     ---------------
Total operating expenses                                  6,812,574             5,913,606          13,446,200          11,709,545
                                                    ---------------       ---------------     ---------------     ---------------

INCOME BEFORE INCOME TAXES                                2,136,799             3,605,933           5,172,279           6,781,062

INCOME TAXES                                        $       836,827             1,268,655           2,032,384           2,391,202
                                                    ---------------       ---------------     ---------------     ---------------
NET INCOME                                          $     1,299,972       $     2,337,278     $     3,139,895     $     4,389,860
                                                    ===============       ===============     ===============     ===============
BASIC EARNINGS PER COMMON SHARE                     $          0.20       $          0.36     $          0.49     $          0.66
                                                    ===============       ===============     ===============     ===============
DILUTED EARNINGS PER COMMON SHARE                   $          0.20       $          0.36     $          0.48     $          0.66
                                                    ===============       ===============     ===============     ===============
Dividends declared per common share                 $          0.03       $          0.03     $          0.06     $          0.06
                                                    ===============       ===============     ===============     ===============
Weighted average common shares outstanding                6,473,606             6,547,961           6,468,706           6,632,815
Potential dilutive effect of the exercise of
     stock options                                           45,208                30,445              39,763              20,616
                                                    ---------------       ---------------     ---------------     ---------------
Adjusted weighted average common shares outstanding       6,518,814             6,578,406           6,508,469           6,653,431
                                                    ===============       ===============     ===============     ===============


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------------
                                                                                Six Months ended
                                                                                     June 30,
                                                                   ---------------------------------------
                                                                            2003                   2002
----------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
OPERATING ACTIVITIES:
Net income                                                          $      3,139,895     $      4,389,860
Adjustments to reconcile net income to net cash provided
         by operating activities:
Provision for loan losses                                                    120,000               29,000
Depreciation and amortization                                              4,069,921            1,952,609
Realized (gains) and losses on:
    Sale of loans                                                                (51)                (463)
    Disposal and sale of fixed assets                                        141,151             (100,113)
    Sale of investment securities                                           (222,743)                   0
    Sale of real estate owned                                                (33,432)                   0
    Gain on sale of real estate held for development, net                   (600,780)                   0
Increase in accrued interest receivable                                      133,471             (139,463)
Increase in prepaid expenses and other assets                               (387,106)             615,890
Decrease in accrued interest payable                                         (86,052)             (15,190)
Increase (decrease) in other liabilities                                     193,347             (917,261)
Provisions for deferred income taxes                                       1,066,866             (283,735)
                                                                    -----------------    -----------------
    Net cash provided by operating activities                              7,534,487            5,531,134
                                                                   ------------------    -----------------
INVESTING ACTIVITIES:
Proceeds from sale of:
    Education loans                                                           53,203              127,226
    Real estate held for development                                         688,706                    0
    Real estate owned                                                        332,786               12,920
    Property and equipment                                                   149,281              213,656
Principal collected and proceeds from maturities of investment
         securities held to maturity                                     103,407,336           94,078,801
Proceeds from maturities of investment securities available for sale      65,468,657           20,811,995
Principal collected on mortgage-backed securities held to maturity       104,979,136           49,711,717
Principal collected on loans, net                                         52,645,034           44,425,599
Loans originated or acquired                                             (71,889,087)         (67,830,736)
Purchase of investment securities and mortgage-backed securities
         held to maturity                                               (244,796,070)        (101,362,139)
Purchase of investment securities and mortgage-backed securities
         available for sale                                              (86,629,780)         (63,239,425)
Redemption (Purchase) of Federal Home Loan Bank stock                        252,100           (2,025,600)
Purchase of office property and equipment                                 (3,309,486)            (966,676)
Net cash received from deposit purchase, net                              16,539,246                    0
                                                                    -----------------    -----------------
    Net cash (used) provided by investing activities                     (62,108,938)         (26,042,662)
                                                                    -----------------    -----------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                      40,236,760           42,968,282
Net decrease in time deposits                                             (4,126,312)         (25,572,769)
Net (decrease) increase  in FHLB advances                                    (41,056)           9,961,790
Proceeds from securities sold under agreements to repurchase                       0           30,000,000
Net proceeds from issuance of trust capital securities                             0           24,243,079
Increase in advances from borrowers for taxes and insurance                  368,327              202,312
Purchase of treasury stock                                                    (3,224)          (2,813,136)
Dividends paid on common stock                                              (387,828)            (402,980)
Net proceeds from issuance of common stock                                   205,000                1,195
                                                                    -----------------    -----------------
    Net cash provided by financing activities                             36,251,667           78,587,773
                                                                    -----------------    -----------------
(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                        (18,322,784)          58,076,245
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            88,410,346           63,359,124
                                                                    -----------------    -----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     70,087,562     $    121,435,369
                                                                    =================    =================
Supplemental Disclosures:
    Cash paid for:
       Interest on deposits, advances, and other borrowings         $     10,290,285     $     12,797,129
       Income taxes                                                        2,255,500            2,879,982
    Non-cash investing and financing activities:
       Dividends declared and not paid at quarter end                        194,524              193,914
       Non-monetary transfers from loans to real estate
         owned through foreclosure                                           209,575                    0

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

--------------------------------------------------------------------------------------------------------------------------------
                                                                       Accumulated                                   Total
                               Common shares  Common      Paid-in     comprehensive    Retained       Treasury    Stockholders'
                                outstanding   stock       capital     income (loss)    earnings        stock         Equity
--------------------------------------------------------------------------------------------------------------------------------


Balances at December 31, 2001   6,717,705    $794,888     $8,278,423      $ 147,496   $ 51,055,818  $(8,073,444)   $ 52,203,181
Net Income                                                                               4,389,860                    4,389,860
Other comprehensive income
  Unrealized gain on securities
      available for sale,
      net of taxes of $303,726                                              540,446                                     540,446
                                                                                                                   -------------
Total comprehensive income                                                                                            4,930,306
                                                                                                                   -------------

Dividends declared ($.06)                                                                 (395,363)                    (395,363)
Exercise of stock options             925          93          1,102                                                      1,195
Purchase of common stock         (254,819)                                                           (2,813,136)     (2,813,136)

--------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2002       6,463,811    $794,981     $8,279,525      $ 687,942   $ 55,050,315 $(10,886,580)   $ 53,926,183
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002   6,463,811    $794,981     $8,279,525     $1,216,053   $ 58,233,840 $(10,886,580)   $ 57,637,819
Net Income                                                                               3,139,895                    3,139,895
Other comprehensive income
  Unrealized loss on securities
      available for sale, net
      of taxes of $353,419 and
      reclassification
      adjustment of $222,743                                               (531,454)                                   (531,454)
                                                                                                                   -------------
Total comprehensive income                                                                                            2,608,441
                                                                                                                   -------------
Dividends declared ($.06)                                                                 (388,438)                    (388,438)
Exercise of options                20,500       2,050        202,950                                                    205,000
Purchase of common stock             (171)                                                               (3,224)         (3,224)

--------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2003       6,484,140    $797,031     $8,482,475      $ 684,599   $ 60,985,297 $(10,889,804)   $ 60,059,598
--------------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
MONTHS ENDED JUNE 30, 2003 (UNAUDITED).

1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

The Corporation maintains an incentive stock option plan. As permitted by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" the Corporation will continue to use the intrinsic value method of accounting for stock options. No options have been granted during the six months ended June 30, 2003.

2-DEPOSITS
On March 28, 2003, the Bank purchased the deposits of the Florence branch of Sun National Bank totaling $17.9 million.

3-LONG-TERM DEBT
Long-Term Debt at June 30, 2003 and December 31, 2002 consisted of $25.0 million of Trust Capital Securities. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through the first five years from its issuance. The proceeds were used for the paydown in August 2002 of the $10.0 million subordinated debentures, expansion of the Bank's operations and general corporate purposes.

4-REGULATORY CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at June 30, 2003. The Bank's regulatory tangible and tier 1 (core) capital ratios are $72.1 million or 6.11% of total bank assets and $76.1 million or 16.84% for risk-based capital.

5-RECENTLY ISSUED ACCOUNTING STANDARDS
In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149 "Amendment of Statement 133 on Deriative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard is not expected to have a material effect on the Consolidated Statements of Financial Condition or Consolidated Statements of Operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances.) This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic companies. The adoption of this standard is not expected to have a material effect on the Consolidated Statements of Financial Condition or Consolidated Statements of Operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003.
FMS Financial Corporation ("the Corporation") may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements involve risk and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Corporation's control). The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall val! ue of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing.

The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Corporation.

FINANCIAL CONDITION

Total Assets - at June 30, 2003 were $1.2 billion as compared with total assets at December 31, 2002 of $1.1 billion.

Short Term Funds - decreased $14.3 million to $32.6 million at June 30, 2003 from $46.9 million at December 31, 2002. The decrease is the result of purchases of investment securities.

Investment Securities Held To Maturity - increased $52.9 million to $217.1 million at June 30, 2003 from $164.2 million at December 31, 2002 primarily due to purchases of $142.7 million in collateralized mortgage obligations (CMO's), $10.0 million in U.S. Agency Notes, $3.2 million in Municipal Bonds, partially offset by principal paydowns of $86.6 million in CMO's and the maturity of $3.2 million in Municipal Bonds and calls of $13.6 million in U.S. Agency Notes during the period. Investment securities held to maturity at June 30, 2003 consisted of $7.4 million in adjustable rate securities and $209.7 million in fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of June 30, 2003 and December 31, 2002 follows:


                                                June 30, 2003                                    December 31, 2002
                      ------------------------------------------------------------------  ---------------------------------
                                             Gross          Gross          Estimated                          Estimated
                           Amortized      Unrealized      Unrealized         Market          Amortized          Market
                             Cost            Gains          Losses           Value              Cost            Value
                      ------------------------------------------------------------------  ---------------------------------
U. S. Agency Notes    $      22,205,778 $     385,897 $             0  $     22,591,675   $    25,914,918   $   26,547,362
CMO's                       180,476,925     1,304,122        (277,046)      181,504,001       123,809,139      124,545,227
Municipal bonds              14,436,729        13,958               0        14,450,687        14,503,069       14,509,921
                      ------------------------------------------------------------------  ---------------------------------
Total                 $     217,119,432 $   1,703,977 $      (277,046) $    218,546,363   $   164,227,126   $  165,602,510
                      ==================================================================  =================================


Investment Securities Available For Sale - increased $19.8 million to $138.4 million at June 30, 2003 from $118.6 million at December 31, 2002. The increase is the result of purchases of $24.7 million of mortgage-backed securities (MBS's), $56.0 million of CMO's and $5.0 million of U.S. Agency Notes, partially offset by principal paydowns of $44.7 million of CMO's and MBS's, $15.0 million of calls of U.S. Agency Notes, sales of $5.5 million and $885 thousand in market adjustments at June 30, 2003. The Bank sold $4.8 million of MBS's and $728 thousand of CMO's in June 2003, which resulted in $223 thousand gain. Investment securities available for sale consisted of $128.4 million in fixed rate securities and $10.0 million in adjustable rate securities at June 30, 2003. A comparison of cost and approximate market values of investment securities available for sale as of June 30, 2003 and December 31, 2002 follows:


                                                June 30, 2003                                      December 31, 2002
                      ------------------------------------------------------------------  ---------------------------------
                                             Gross          Gross          Estimated                          Estimated
                           Amortized      Unrealized      Unrealized         Market          Amortized          Market
                             Cost            Gains          Losses           Value              Cost            Value
                      ------------------------------------------------------------------  ---------------------------------
U. S. Agency Notes    $      14,997,462 $     112,238 $           0  $     15,109,700     $  24,993,110   $   25,358,000
CMO's                        55,252,945       105,319      (144,968)       55,213,296        21,978,385       22,107,521
MBS's                        67,000,388     1,052,013             0        68,052,401        69,631,991       71,147,440
                      ----------------------------------------------------------------    -------------------------------
Total                 $     137,250,795 $   1,269,570 $    (144,968) $    138,375,397     $ 116,603,486   $  118,612,961
                      ================================================================    ===============================


Loans, Net - increased $18.8 million to $380.5 million at June 30, 2003 from $361.7 million at December 31, 2002. This increase was primarily the result of $71.9 million of loans originated, partially offset by approximately $52.6 million of principal collected on loans during the six months ended June 30, 2003. The following table shows loans receivable by major categories at the dates indicated.


                                     June 30,           December 31,
                                        2003                2002

                                ------------------------------------

Mortgage Loans                  $    275,283,416     $   272,777,144
Construction Loans                       882,032             305,607
Commercial Construction                2,671,528           1,157,268
Consumer Loans                         3,136,608           3,521,889
Commercial Real Estate                90,307,055          76,354,155
Commercial Business                   13,411,296          12,621,048

                                ------------------------------------
Subtotal                             385,691,935         366,737,111
                                ------------------------------------
Less:
     Deferred loan fees                  762,479             745,236
     Allowance for
        loan losses                    4,433,520           4,317,475

                                ------------------------------------
Total loans, net                $    380,495,936     $   361,674,400
                                ====================================



At June 30, 2003, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $2.0 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $968 thousand of loans that were collectively measured for impairment with a valuation allowance of $27 thousand. The Bank had $4.4 million in total reserves for loan losses at June 30, 2003, representing approximately 227% of non-accrual loans and 1.1% of total loans. For the six months ended June 30, 2003, the average recorded investment in impaired loans was approximately $1.9 million. The Bank recognized $35 thousand of interest income on impaired loans for the six months ended June 30, 2003, all of which was recognized on the cash basis.

As of June 30, 2003 the Bank had outstanding loan commitments of $30.4 million, of which $13.8 million represented variable rate loans and $16.6 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.


                                                        June 30,           December 31,
                                                          2003                 2002
                                                       -----------         ------------

Loans accounted for on a non-accrual basis:
     One-to-four family mortgage                       $   699,451          $   960,558
     Commercial real estate                              1,253,151            1,785,864
     Consumer and other                                        568               11,789
                                                       -----------          -----------
         Total non-accrual loans                       $ 1,953,170          $ 2,758,211
                                                       -----------          -----------

     Troubled debt restructuring                       $ 1,026,886          $   986,581
     Real estate owned, net                                201,421              291,200
     Other non-performing assets                                 0               87,926
                                                       -----------          -----------
     Total non-performing assets, net                  $ 3,181,477          $ 4,123,918
                                                       ===========          ===========

     Total non-accrual loans to net loans                     0.51%                0.76%
                                                       ===========          ===========
     Total non-accrual loans to total assets                  0.17%                0.24%
                                                       ===========          ===========
     Total non-performing assets to total assets              0.27%                0.37%
                                                       ===========          ===========


Mortgage-backed Securities Held To Maturity - decreased $20.0 million to $322.1 million at June 30, 2003 from $342.1 million at December 31, 2002. The decrease is the result of principal paydowns of $104.9 million, partially offset by the purchases of $85.0 million of FNMA, FHLMC and GNMA fixed rate securities. Mortgage-backed securities at June 30, 2003 consisted of $289.1 million in fixed rate securities and $33.0 million in adjustable rate securities. Mortgage-backed securities held to maturity at June 30, 2003 and December 31, 2002 are summarized below:


                                  June 30, 2003                               December 31, 2002
           -----------------------------------------------------------  -----------------------------
                               Gross        Gross
              Amortized      Unrealized   Unrealized      Estimated       Amortized      Estimated
                 Cost          Gains        Losses      Market Value         Cost       Market Value
           -----------------------------------------------------------  -----------------------------

GNMA       $   22,639,172  $  1,092,006 $      (182)  $    23,730,996   $  33,862,839 $   35,556,313

FNMA          207,342,889     5,414,846        (564)      212,757,171     233,608,680    239,975,322

FHLMC      $   92,143,457     1,161,690     (85,101)       93,220,046      74,651,159     76,090,093

           -----------------------------------------------------------  -----------------------------
Total      $  322,125,518  $  7,668,542 $   (85,847)  $   329,708,213   $ 342,122,678 $  351,621,728
           ===========================================================  =============================

Deposits - increased $52.7 million to $853.0 million at June 30, 2003 from $800.3 million at December 31, 2002. On March 28, 2003, the Bank purchased the deposits of the Florence branch of Sun National Bank totaling $17.9 million. Non-interest bearing checking accounts increased $24.4 million, savings accounts increased $21.1 million, money market accounts increased $6.6 million and certificates of deposits increased $3.6 million for the six months ended June 30, 2003. Interest credited to depositors accounts for the six months ended June 30, 2003 amounted to $4.9 million. The following table sets forth certain information concerning deposits at the dates indicated.


                                             June 30, 2003                          December 31, 2002
                               ---------------------------------------------------------------------------------
                                                   Percent   Weighted                      Percent   Weighted
                                                   of Total   Average                      of Total   Average
                                      Amount       Deposits    Rate            Amount      Deposits    Rate
                               ---------------------------------------------------------------------------------
Non-interest checking              $159,414,510     18.69%     0.00%        $134,969,939    16.85%     0.00%
Checking accounts                   152,650,178     17.90%     0.73%         155,730,226    19.46%     1.18%
Savings accounts                    182,579,318     21.40%     1.00%         161,458,450    20.18%     1.34%
Money market accounts               131,346,217     15.40%     1.10%         124,795,059    15.59%     1.86%
Certificates                        226,999,693     26.61%     2.85%         223,386,548    27.92%     3.58%
                               ---------------------------------------------------------------------------------
   Total Deposits                  $852,989,916    100.00%     1.31%        $800,340,222   100.00%     1.86%
                               =================================================================================

Borrowings - at June 30, 2003 amounted to $236.2 million. Borrowings consisted of $225.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.08% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.77%. At December 31, 2002 borrowings consisted of $225.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.08% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.78%.

Long-Term Debt - at June 30, 2003 and December 31, 2002 consisted of $25.0 million of Trust Capital Securities. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through the first five years from its issuance.

RESULTS OF OPERATIONS

General
The earnings of the Corporation depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits including non-interest checking accounts, long-term debts and borrowings. Net interest income is a function of the interest rate spread, which is the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net income is also affected by non- interest income, such as gains (losses) on the sale of loans and investments, provision for loan losses and real estate owned, service charges and other fees, and operating expenses, such as: salaries, employee benefits, deposit insurance premiums, depreciation, occupancy and equipm! ent expense and purchased services expense.

The Corporation recorded net income for the three months ended June 30, 2003 of $1.3 million, or $.20 diluted earnings per share as compared to $2.3 million, or $.36 diluted earnings per share for the comparable period in 2002. The Corporation recorded net income for the six months ended June 30, 2003 of $3.1 million, or $.48 diluted earnings per share as compared to $4.4 million, or $.66 diluted earnings per share for the comparable period in 2002.

Interest Rate Spread

The Bank's interest income is affected by the difference or "interest rate spread" between yields received by the Bank on its interest-earning assets and the interest rates paid by the Bank on its interest-bearing liabilities including non-interest checking accounts. Net interest income is affected by (i) the spread between the yield earned on interest-earning assets and the interest rates paid on interest-bearing savings deposits including non-interest checking accounts and borrowings (liabilities) and (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities. The Bank's interest rate spread varies over time because money fund accounts and other flexible rate accounts have become significant sources of savings deposits. Income from investment securities and mortgage-backed securities depends upon the amount invested during the period and the yields earned on such securities. The yield on loans receivable changes principally as a result of e! xisting mortgage loan repayments, adjustable rate loan adjustments, sales and the interest rates and volume of new mortgage loans. The average yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented.

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                                   Three Months Ended June 30,
                                   ---------------------------------------------------------------------------------------------
                                                       2003                                               2002
                                   ---------------------------------------------   ---------------------------------------------
                                        Average                       Average            Average                         Average
                                        Balance       Interest       Yield/Rate          Balance         Interest      Yield/Rate
                                   --------------  -------------    ------------   ----------------  --------------   -----------
                                                                      (Dollars in Thousands)
Interest-earning assets:
     Loans receivable           $        381,737   $      6,059           6.35%    $       364,113   $       6,386        7.02%
     Interest-bearing deposits            43,540            131           1.20%             62,268             292        1.88%
     Mortgage-backed securities          367,474          3,770           4.10%            304,899           4,536        5.95%
     Investment securities               279,957          2,477           3.54%            239,214           3,625        6.06%
                                -----------------  -------------    ------------   ----------------  --------------   ----------
Total interest-earning assets          1,072,708         12,437           4.64%            970,494          14,839        6.12%
                                -----------------  -------------    ------------   ----------------  --------------   ----------
Interest-bearing liabilities:
     Checking deposits                   306,865            238           0.31%            255,844             421        0.66%
     Savings deposits                    180,478            300           0.66%            144,563             519        1.44%
     Money market deposits                91,798            236           1.03%            104,935             537        2.05%
     Time deposits                       228,478          1,462           2.56%            233,071           2,094        3.59%
     Borrowings                          236,191          2,365           4.01%            203,677           2,256        4.43%
     Long-Term Debt                       25,774            328           5.09%             35,774             648        7.25%
                                -----------------  -------------    ------------   ----------------  --------------   ----------
Total interest-bearing
     liabilities                $      1,069,584          4,929           1.84%    $       977,864           6,475        2.65%
                                =================  -------------    ------------   ================  --------------   ----------
Net interest income                                $      7,508                                      $       8,364
                                                   =============                                     ==============
Interest rate spread                                                      2.80%                                           3.47%
                                                                    ============                                      ==========
Net yield on average interest-earning assets                              2.80%                                           3.45%
                                                                    ============                                      ==========
Ratio of average interest-
     earning assets to average interest
     -bearing liabilities                                               100.29%                                          99.25%
                                                                    ============                                      ==========


                                                                    Six Months Ended June 30,
                                   ---------------------------------------------------------------------------------------------
                                                      2003                                               2002
                                   ---------------------------------------------   ---------------------------------------------
                                      Average                         Average          Average                         Average
                                      Balance        Interest       Yield/Rate         Balance         Interest       Yield/Rate
                                   --------------  -------------    ------------   ----------------  --------------   ----------
                                                                      (Dollars in Thousands)
Interest-earning assets:
     Loans receivable           $        378,892   $     12,284           6.48%    $       358,999   $      12,742        7.10%
     Interest-bearing deposits            44,833            287           1.28%             44,789             512        2.29%
     Mortgage-backed securities          379,631          8,306           4.38%            294,259           8,834        6.00%
     Investment securities               253,532          4,992           3.94%            230,985           7,063        6.11%
                                -----------------  -------------    ------------   ----------------  --------------   ----------
Total interest-earning assets          1,056,888         25,869           4.90%            929,032          29,151        6.28%
                                -----------------  -------------    ------------   ----------------  --------------   ----------
Interest-bearing liabilities:
     Checking deposits                   297,788            519           0.35%            253,378             851        0.67%
     Savings deposits                    173,815            719           0.83%            139,605             996        1.43%
     Money market deposits               128,593            580           0.90%             99,275           1,008        2.03%
     Time deposits                       225,228          3,020           2.68%            239,409           4,641        3.88%
     Borrowings                          236,207          4,707           3.99%            191,545           4,352        4.54%
     Long-Term Debt                       25,774            659           5.11%             23,580             934        7.92%
                                -----------------  -------------    ------------   ----------------  --------------   ----------
Total interest-bearing
        liabilities             $      1,087,405         10,204           1.88%    $       946,792          12,782        2.70%
                                =================  -------------    ------------   ================  --------------   ----------
Net interest income                                $     15,665                                      $      16,369
                                                   =============                                     ==============
Interest rate spread                                                      3.02%                                           3.58%
                                                                    ============                                      ==========
Net yield on average interest-earning assets                              2.96%                                           3.52%
                                                                    ============                                      ==========
Ratio of average interest-
     earning assets to average interest
     -bearing liabilities                                                97.19%                                          98.12%
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

                                                Three Months Ended                          Six Months Ended
                                                     June 30,                                   June 30,
                                                   2003 vs 2002                              2003 vs 2002
                                                Increase (Decrease)                      Increase (Decrease)
                                                  Due to Change in:                        Due to Change in:
                                      ---------------------------------------    ---------------------------------------
                                          Rate         Volume         Total         Rate          Volume        Total
                                                   (In Thousands)                             (In Thousands)
                                      ----------------------------------------   ---------------------------------------
Interest income:
Loans receivable                       $    (636)    $      309    $     (327)    $ (1,164)     $      706    $    (458)
Interest-bearing deposits                    (73)           (88)         (161)        (226)              1         (225)
Mortgage-backed securities                (1,697)           931          (766)      (3,091)          2,563         (528)
Investment securities                     (1,765)           617        (1,148)      (2,760)            689       (2,071)
                                      ----------------------------------------   ---------------------------------------
Total change interest income              (4,171)         1,769        (2,402)      (7,241)          3,959       (3,282)
                                      ----------------------------------------   ---------------------------------------
Interest expense:
Checking deposits                           (267)            84          (183)        (481)            149         (332)
Savings deposits                            (348)           129          (219)        (521)            244         (277)
Money market accounts                       (234)           (67)         (301)        (726)            298         (428)
Time deposits                               (591)           (41)         (632)      (1,346)           (275)      (1,621)
Borrowings                                  (251)           360           109         (660)          1,015          355
Long-Term Debt                              (139)          (181)         (320)        (362)             87         (275)
                                      ----------------------------------------   ---------------------------------------

Total change - interest expense           (1,830)           284        (1,546)      (4,096)          1,518       (2,578)
                                      ----------------------------------------   ---------------------------------------

Net change in net interest income      $  (2,341)    $    1,485    $     (856)    $ (3,145)     $    2,441    $    (704)
                                      ========================================   =======================================

Net Interest Income - for the three and six months ended June 30, 2003 totaled $7.5 million and $15.7 million, respectively. Net interest income for the three months ended June 30, 2003 decreased $856 thousand compared to the same period in 2002 due primarily to decreases in interest income on investment securities of $1.1 million, mortgage-backed securities of $766 thousand, loans of $327 thousand and an increase in interest expense on borrowings of $109 thousand, partially offset by decreases in interest expense on deposits of $1.3 million and long term debt of $320 thousand.

The decrease in interest income was primarily the result of a decrease in interest income on investment securities of $1.1 million to $2.5 million for the three months ended June 30, 2003 from $3.5 million for the same period in 2002. The average yield of the investment portfolio decreased 252 basis points to 3.54% for the quarter ended June 30, 2003 from 6.06% for the same period in 2002, which resulted in an interest income decrease of $1.8 million due to rate changes. The average balance of investment securities increased $40.8 million to $280.0 million for the three months ended June 30, 2003 from $239.2 million for the same period in 2002, which resulted in a volume increase in interest income of $617 thousand.

Interest income on mortgage-backed securities decreased $766 thousand to $3.8 million for the three months ended June 30, 2003 from $4.5 million for the same period in 2002. The average yield of the MBS portfolio decreased 185 basis points to 4.10% for the quarter ended June 30, 2003 from 5.95% for the same period in 2002, which resulted in an interest income decrease of $1.7 million due to rate changes. The average balance of MBS's increased $62.6 million to $367.5 million for the three months ended June 30, 2003 from $304.9 million for the same period in 2002, which resulted in an interest income volume increase of $931 thousand.

Interest income on loans decreased $327 thousand to $6.1 million for the three months ended June 30, 2003 from $6.4 million for the same period in 2002. The average rate on loans decreased 67 basis points to 6.35% for the three months ended June 30, 2003 from 7.02% for the same period in 2002, which resulted in a decrease in interest income of $636 thousand due to rate changes. The average balance of the loan portfolio increased $17.6 million to $381.7 million for the three months ended June 30, 2003 from $364.1 million for the same period in 2002, which resulted in a volume increase in interest income of $309 thousand.

Interest expense on time deposits decreased $632 thousand to $1.5 million for the three months ended June 30, 2003 from $2.1 million for the same period in 2002. The average rate on time deposits decreased 103 basis points to 2.56% for the quarter ended June 30, 2003 from 3.59% for the same period in 2002, which resulted in a decrease in interest expense of $591 thousand. The average balance of time deposits decreased $4.6 million to $228.5 million for the three months ended June 30, 2003 from $233.1 million for the same period in 2002, which resulted in a volume decrease in interest expense of $41 thousand.

Interest expense on checking deposits decreased $183 thousand to $238 thousand for the three months ended June 30, 2003 from $421 thousand for the same period in 2002. The average rate on checking deposits decreased 35 basis points to 0.31% for the quarter ended June 30, 2003 from 0.66% for the same period in 2002, which resulted in a decrease in interest expense of $267 thousand. The average balance of checking deposits increased $51.1 million to $306.9 million for the three months ended June 30, 2003 from $255.8 for the same period in 2002, which resulted in a volume increase in interest expense of $84 thousand.

Interest expense on money market deposits decreased $301 thousand to $236 thousand for the three months ended June 30, 2003 from $537 thousand for the same period in 2002. The average rate on money market deposits decreased 102 basis points to 1.03% for the quarter ended June 30, 2003 from 2.05% for the same period in 2002, which resulted in a decrease in interest expense of $234 thousand. The average balance of money market deposits decreased $13.1 million to $91.8 million for the three months ended June 30, 2003 from $104.9 million for the same period in 2002, which resulted in a volume decrease in interest expense of $67 thousand.

Interest expense on borrowings increased $109 thousand to $2.4 million for the three months ended June 30, 2003 from $2.3 million for the same period in 2002. The average balance of borrowings increased $32.5 million to $236.2 million at June 30, 2003 from $203.7 million for the same period in 2002, which resulted in a volume increase in interest expense of $360 thousand. The average rate paid on borrowings decreased 42 basis points to 4.01% for the quarter ended June 30, 2003 from 4.43% for the same period in 2002 which resulted in a decrease in interest expense of $251 thousand due to rate changes.

Interest expense on long term debt decreased $320 thousand to $328 thousand for the three months ended June 30, 2003 from $648 thousand for the same period in 2002. The $25.0 million in Trust capital securities were issued in March 2002 at an initial floating rate of 5.59%.

Net interest income for the six months ended June 30, 2003 decreased $704 thousand primarily due to decreases in interest income on investment securities of $2.1 million, mortgage-backed securities of $528 thousand, loans of $458 thousand and an increase in interest expense on borrowings of $355 thousand, partially offset by a decrease in interest expense on deposits of $2.7 million and a decrease in interest expense on long-term debt of $275 thousand as compared to the same six month period in 2002.

The decrease in interest income on investment securities was due to a decrease in the average yield on the investment portfolio of 217 basis points to 3.94% for the six months ended June 30, 2003 from 6.11% for the same period in 2002, which resulted in a decrease in interest income of $2.8 million due to rate changes. The average balance of the portfolio increased $22.5 million to $253.5 million for the six months ended June 30, 2003 from $231.0 million for the same period in 2002, which resulted in a volume increase in interest income of $689 thousand. The increase in the average balance was primarily due to purchases of $449.5 million, partially offset by investment calls and maturities of $117.5 million and principal paydowns of $224.8 million.

The decrease in interest income on mortgage-backed securities was due to a decrease in the average yield on the portfolio of 162 basis points to 4.38% for the six months ended June 30, 2003 from 6.00% for the same period in 2002, which resulted in a decrease in interest income of $3.1 million due to rate changes. The average balance of the portfolio increased $85.3 million to $379.6 million for the six months ended June 30, 2003 from $294.3 million for the six months ended June 30, 2002, which resulted in a $2.6 million increase in interest income. The increase in the average balance was due to purchases during this period of $224.5 million, partially offset by $180.7 million of principal paydowns from June 2002 through June 2003.

The decrease in interest income on loans was due to a decrease in the average yield on loans of 62 basis points to 6.48% for the six months ended June 30, 2003 from 7.10% for the same period in 2002, which resulted in a decrease in interest income of $1.2 million due to rate changes. The average balance of loans increased $19.9 million to $378.9 million for the six months ended June 30, 2003 from $359.0 million for the six months ended June 30, 2002, which resulted in a $706 thousand volume increase in interest income. The increase in the average balance is primarily due to an increase in loan originations.

Interest expense on time deposits decreased $1.6 million to $3.0 million for the six months ended June 30, 2003 from $4.6 million for the same period in 2002. The average rate on time deposits decreased 120 basis points to 2.68% for the quarter ended June 30, 2003 from 3.88% for the same period in 2002, which resulted in a decrease in interest expense of $1.3 million. The average balance of time deposits decreased $14.2 million to $225.2 million for the six months ended June 30, 2003 from $239.4 million for the same period in 2002, which resulted in a volume decrease in interest expense of $275 thousand.

Interest expense on checking deposits decreased $332 thousand to $519 thousand for the six months ended June 30, 2003 from $851 thousand for the same period in 2002. The average rate on checking deposits decreased 32 basis points to 0.35% for the quarter ended June 30, 2003 from 0.67% for the same period in 2002, which resulted in a decrease in interest expense of $481 thousand. The average balance of checking deposits increased $44.4 million to $297.8 million for the six months ended June 30, 2003 from $253.4 for the same period in 2002, which resulted in a volume increase in interest expense of $149 thousand.

Interest expense on money market deposits decreased $428 thousand to $580 thousand for the six months ended June 30, 2003 from $1.0 million for the same period in 2002. The average rate on money market deposits decreased 113 basis points to 0.90% for the quarter ended June 30, 2003 from 2.03% for the same period in 2002, which resulted in a decrease in interest expense of $726 thousand. The average balance of money market deposits increased $29.3 million to $128.6 million for the six months ended June 30, 2003 from $99.3 million for the same period in 2002, which resulted in a volume increase in interest expense of $298 thousand.

The increase in interest expense on borrowings was the result of an increase in the average balance of $44.7 million to $236.2 million for the six months ended June 30, 2003 from $191.5 million for the same period in 2002, which resulted in a volume increase in interest expense of $1.0 million. The average yield on borrowings decreased 55 basis points to 3.99% for the six months ended June 30, 2003 from 4.54% for the same period in 2002, which resulted in a decrease in interest expense of $660 thousand due to rate changes.

Interest expense on long-term debt decreased $275 thousand to $659 thousand for the six months ended June 30, 2003 from $934 thousand for the same period in 2002. The $25.0 million in Trust capital securities were issued in March 2002 at an initial floating rate of 5.59%.

Critical Accounting Estimate-Provision For Loan Losses - A critical accounting estimate is the provision for loan losses which increased $34 thousand to $60 thousand for the six months ended June 30, 2003 from $26 thousand for the same period in 2002. At June 30, 2003 the allowance for loan losses amounted to $4.4 million compared to $4.3 million at December 31, 2002. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, c! ommercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a con! centration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and six month periods ended June 30, 2003 was $1.5 million and $3.1 million, as compared to $1.2 million and $2.2 million for the same periods in 2002. The increase was primarily due to a $601 thousand gain on the sale of real estate held for development. The final parcel of land, located in Burlington Township, was sold in January 2003. The Bank sold $5.5 million of investment securities available for sale during the six months ended June 30, 2003, which resulted in a $223 thousand gain. Additionally, retail banking fees increased as a result of the five branches opened since the second quarter of 2002.

Operating Expenses - for the three and six month periods ended June 30, 2003 totaled $6.8 million and $13.4 million, respectively, as compared to $5.9 million and $11.7 million for the same periods in 2003.

Salaries and Employee Benefits - for the three and six month periods ended June 30, 2003 were $3.9 million and $7.7 million, respectively, as compared to $3.4 million and $6.9 million for the same period in 2002. The increase was primarily due to additional staff in the five new branches opened since the second quarter of 2002. Average full time equivalent employees at June 30, 2003 were 533 as compared to 477 at June 30, 2002.

Occupancy and Equipment- for the three and six month period ended June 30, 2003 were $1.4 million and $2.7 million, respectively, as compared to $1.1 million and $2.2 million for the same period in 2002. This increase is due to additional depreciation and occupancy expense on the new branch offices opened since the second quarter of 2002, as well as other facility improvements and new computer equipment additions during this period.

Purchased Services - for the three and six month periods ended June 30, 2003 totaled $724 thousand and $1.4 million, as compared to $649 thousand and $1.3 million for the same periods in 2002. ATM charges increased $117 thousand for the first six months of 2003 compared to the same period in 2002. Check processing costs increased $586 thousand for the six months ended June 30, 2003 compared to the same period in 2002 due to higher transaction volume.

ITEM 3:    DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the six months ended June 30, 2003 from the information presented in the annual report on Form 10-K for the year ended December 31, 2002.

ITEM 4:    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.                   OTHER INFORMATION



         Item 1:    Legal Proceedings
         ------     -----------------

                    None


         Item 2:    Changes in Securities
         ------     ---------------------

                    None


         Item 3:    Defaults Upon Senior Securities
         ------     -------------------------------

                    None


         Item 4:    Submission of Matters to Vote of Security of Holders
         ------     ----------------------------------------------------

                    None

         Item 5:    Other Information
         ------     -----------------

                    On March 28, 2003, the Bank purchased the deposits of the Florence branch of Sun National Bank totaling $17.9 million.

         Item 6:    Exhibits and Reports on Form 8-K
         ------     --------------------------------

                    (a) 31 certifications pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

                    (b) 32 certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    (c) The Company filed a Form 8-K on July 31, 2003 reporting the Company's earnings for the three months ended June 30, 2003.

                                S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMS FINANCIAL CORPORATION




Date: August 12,  2003                     /s/ Craig W. Yates
                                           -------------------------------------
                                           Craig W. Yates
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: August 12, 2003                       /s/ Channing L. Smith
                                            ------------------------------------
                                            Channing L. Smith
                                            Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)