Form 10-Q
period 2003-09-30
FMS FINANCIAL CORP
filed 2003-11-13
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2003

     OR

     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 0-17353
                                                -------

                            FMS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                            22-2916440
------------------------------                              -------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

3 Sunset Road, Burlington, New Jersey                            08016
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (609) 386-2400
                                                    --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO    .
                                       ---     ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act). YES    NO  X .
                                                   ---    ---

         As of November 3, 2003 there were issued and outstanding 6,485,877 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY

                          QUARTERLY REPORT ON FORM 10-Q

                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I - Financial Information

         Item 1 - Financial Statements
               Consolidated Statements of Financial Condition as of
                           September 30, 2003 (unaudited) and December 31, 2002..........1

                  Consolidated  Statements  of  Operations  (unaudited)  for the three and nine months  ended  September  30, 2003 and
                           September 30, 2002............................................2

                  Consolidated Statements of Cash Flows (unaudited) for the nine months ended  September  30, 2003 and  September  30,
                           2002..........................................................3

                  Consolidated Statements of Changes in Stockholders' Equity
                           (unaudited) for the nine months ended September 30, 2003
                           and September 30, 2002........................................4

                  Notes to Consolidated Financial Statements...........................5-6

         Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations..............7-19

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk.............19

         Item 4 - Controls and Procedures...............................................19

PART II - Other Information

         Item 1 - Legal Proceedings.....................................................20

         Item 2 - Changes in Securities and Use of Proceeds.............................20

         Item 3 - Defaults Upon Senior Securities.......................................20

         Item 4 - Submission of Matters to a Vote of Security Holders...................20

         Item 5 - Other Information.....................................................20

         Item 6 - Exhibits and Reports on Form 8-K......................................20

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------------
                                                                                         September 30, 2003  December 31, 2002
------------------------------------------------------------------------------------------------------------------------------
                                                                                               (Unaudited)
ASSETS
------
        Cash and due from depository institutions                                           $    35,970,683    $    41,497,691
        Interest-bearing deposits                                                                    25,928             12,252
        Short term funds                                                                         31,445,401         46,900,403
                                                                                            ---------------    ---------------
               Total cash and cash equivalents                                                   67,442,012         88,410,346
        Investment securities held to maturity                                                  216,468,687        164,227,126
        Investment securities available for sale                                                139,346,990        118,612,961
        Loans, net                                                                              395,076,833        361,674,400
        Mortgage-backed securities held to maturity                                             323,629,918        342,122,678
        Accrued interest receivable:
               Loans                                                                              1,581,269          1,560,272
               Mortgage-backed securities                                                         1,921,216          2,175,776
               Investments                                                                        1,483,586          1,543,610
        Federal Home Loan Bank stock                                                             11,834,620         12,061,720
        Real estate held for development, net                                                             0             87,926
        Real estate owned, net                                                                      397,353            291,200
        Premises and equipment, net                                                              30,895,325         29,092,970
        Deferred income taxes                                                                     2,245,813          2,972,572
        Prepaid expenses and other assets                                                         1,291,762          1,005,822
        Trust Capital securities issue costs, net                                                   659,616            717,999
        Excess of cost over fair value of assets acquired                                         1,183,642                  0
                                                                                            ---------------    ---------------
TOTAL ASSETS                                                                                $ 1,195,458,642    $ 1,126,557,378
                                                                                            ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------

Liabilities:
        Deposits                                                                            $   866,651,239    $   800,340,222
        Securities sold under agreements to repurchase                                          225,000,000        225,000,000
        Advances from the Federal Home Loan Bank                                                 11,191,047         11,232,103
        Trust Capital securities - FMS Statutory Trust 1                                         25,000,000         25,000,000
        Advances by borrowers for taxes and insurance                                             2,192,382          2,049,813
        Accrued interest payable                                                                  1,303,628          1,383,054
        Dividends payable                                                                           194,576            193,914
        Other liabilities                                                                         3,162,613          3,720,453
                                                                                            ---------------    ---------------
        Total liabilities                                                                     1,134,695,485      1,068,919,559
                                                                                            ---------------    ---------------
Commitments and contingencies
Stockholders' Equity:
        Preferred  stock - $.10 par  value 5,000,000 shares authorized; none issued
        Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,975,059 and 7,949,809 and shares outstanding 6,485,877
               and 6,463,811 as of September 30, 2003 and December 31, 2002, respectively           797,506            794,981
        Paid-in capital in excess of par                                                          8,507,333          8,279,525
        Accumulated comprehensive income - net of deferred income taxes                             702,163          1,216,053
        Retained earnings                                                                        61,691,154         58,233,840
        Less:  Treasury stock (1,489,182 and 1,485,998 shares, at cost, as of
               September 30, 2003 and December 31, 2002, respectively)                          (10,934,999)       (10,886,580)
                                                                                            ---------------    ---------------
Total stockholders' equity                                                                       60,763,157         57,637,819
                                                                                            ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 1,195,458,642    $ 1,126,557,378
                                                                                            ===============    ===============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months ended              Nine Months ended
                                                                      September 30,                  September 30,
                                                              ----------------------------    ----------------------------
                                                                  2003            2002            2003            2002
                                                              ------------    ------------    ------------    ------------
INTEREST  INCOME:
Interest income on:
  Loans                                                       $  6,023,654    $  6,425,228    $ 18,308,107    $ 19,167,561
  Mortgage-backed securities                                     3,508,199       4,782,173      11,814,678      13,616,436
  Investments                                                    2,135,917       3,302,760       7,414,628      10,876,691
                                                              ------------    ------------    ------------    ------------
Total interest income                                           11,667,770      14,510,161      37,537,413      43,660,688
                                                              ------------    ------------    ------------    ------------
INTEREST EXPENSE:
Interest expense on:
  Deposits                                                       1,917,653       3,354,425       6,755,394      10,849,964
  Long term debt                                                   314,282         445,773         973,424       1,379,855
  Borrowings                                                     2,386,311       2,314,864       7,093,661       6,667,182
                                                              ------------    ------------    ------------    ------------
Total interest expense                                           4,618,246       6,115,062      14,822,479      18,897,001
                                                              ------------    ------------    ------------    ------------

NET INTEREST INCOME                                              7,049,524       8,395,099      22,714,934      24,763,687
PROVISION FOR LOAN LOSSES                                           75,000          60,000         195,000          89,000
                                                              ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                              6,974,524       8,335,099      22,519,934      24,674,687
                                                              ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Loan service charges and other fees                               19,566          31,389          63,300          84,052
  Gain on sale of real estate held for development, net                  0               0         600,780               0
  Gain on sale of loans                                                232             330             283             793
  Gain on sale of investment securities, net                        63,103               0         285,846               0
  Gain (Loss) on disposal of fixed assets                                0             654        (141,151)        100,767
  Real estate owned operations, net                                 (4,265)        (11,515)         16,940         (27,383)
  Service charges on accounts                                    1,159,714       1,034,639       3,415,956       2,896,817
  Other income                                                      33,566          75,066         103,031         226,535
                                                              ------------    ------------    ------------    ------------
Total other income                                               1,271,916       1,130,563       4,344,985       3,281,581
                                                              ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Salaries and employee benefits                                 3,876,483       3,473,344      11,607,680      10,331,745
  Occupancy and equipment                                        1,384,007       1,145,015       4,072,723       3,365,259
  Purchased services                                               744,658         650,496       2,142,416       1,914,435
  Federal deposit insurance premiums                                32,466          30,655          96,048          92,779
  Professional fees                                                157,366         224,439         498,785         628,475
  Advertising                                                      112,879         115,737         345,735         320,320
  Other                                                            450,273         467,868       1,440,945       1,164,085
                                                              ------------    ------------    ------------    ------------
Total operating expenses                                         6,758,132       6,107,554      20,204,332      17,817,098
                                                              ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                                       1,488,308       3,358,108       6,660,587      10,139,170

INCOME TAXES                                                       587,873       1,274,405       2,620,257       3,665,607
                                                              ------------    ------------    ------------    ------------
NET INCOME before extraodinary loss                           $    900,435    $  2,083,703    $  4,040,330    $  6,473,563
                                                              ============    ============    ============    ============
EXTRAORDINARY LOSS (Net of $ 81,394 tax benefit)                         0        (133,682)              0        (133,682)
                                                              ------------    ------------    ------------    ------------
NET INCOME                                                    $    900,435    $  1,950,021    $  4,040,330    $  6,339,881
                                                              ============    ============    ============    ============
BASIC EARNINGS PER COMMON SHARE before extraordinary loss     $       0.14    $       0.32    $       0.62    $       0.98
                                                              ============    ============    ============    ============
DILUTED EARNINGS PER COMMON SHARE before extraordinary loss   $       0.14    $       0.32    $       0.62    $       0.98
                                                              ============    ============    ============    ============
Extraodinary Loss per Common share Basic                      $       0.00    $      (0.02)   $       0.00    $      (0.02)
                                                              ============    ============    ============    ============
Extraodinary Loss per Common share Diluted                    $       0.00    $      (0.02)   $       0.00    $      (0.02)
                                                              ============    ============    ============    ============
BASIC EARNINGS PER COMMON SHARE                               $       0.14    $       0.30    $       0.62    $       0.96
                                                              ============    ============    ============    ============
DILUTED EARNINGS PER COMMON SHARE                             $       0.14    $       0.30    $       0.62    $       0.96
                                                              ============    ============    ============    ============
Dividends declared per common share                           $       0.03    $       0.03    $       0.09    $       0.09
                                                              ============    ============    ============    ============
Weighted average common shares outstanding                       6,484,466       6,463,811       6,473,959       6,576,481
Potential dilutive effect of the exercise of stock options          36,009          29,450          36,420          23,792
                                                              ------------    ------------    ------------    ------------
Adjusted weighted average common shares outstanding              6,520,475       6,493,261       6,510,379       6,600,273
                                                              ============    ============    ============    ============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                           Nine Months ended
                                                                                             September 30,
                                                                                    ------------------------------
                                                                                         2003             2002
                                                                                    -------------    -------------
OPERATING ACTIVITIES:
Net income                                                                          $   4,040,330    $   6,339,881
Adjustments to reconcile net income to net cash provided
   by operating activities:
Provision for loan losses                                                                 195,000           89,000
Amortization and depreciation                                                           7,548,803        3,599,560
Realized (gains) and losses on:
  Sale of loans                                                                              (283)            (793)
  Disposal and sale of fixed assets                                                       141,151         (100,767)
  Loss on retirement of debt                                                                    0          133,682
  Sale of investment securities                                                          (285,846)               0
  Sale of real estate owned                                                               (33,432)               0
  Sale of real estate held for development, net                                          (600,780)               0
Decrease (Increase) in accrued interest receivable                                        293,587         (495,792)
(Increase) Decrease in prepaid expenses and other assets                                 (285,940)         557,517
Decrease in accrued interest payable                                                      (79,426)        (431,724)
(Decrease) Increase in other liabilities                                                 (557,840)          81,706
Provision (Benefit) for deferred income taxes                                           1,068,497         (937,639)
                                                                                    -------------    -------------
   Net cash provided by operating activities                                           11,443,821        8,834,631
                                                                                    -------------    -------------
INVESTING ACTIVITIES:
Proceeds from sale of:
  Education loans                                                                          98,685          190,697
  Real estate held for development                                                        688,706                0
  Real estate owned                                                                       332,877           12,920
  Property and equipment                                                                  148,619          214,310
Principal collected and proceeds from maturities of investment securities held to
maturity                                                                              178,121,234      157,051,095
Proceeds from maturities of investment securities available for sale                  108,485,625       34,566,341
Principal collected on mortgage-backed securities held to maturity                    168,304,986       76,948,183
Principal collected on loans, net                                                     107,109,449       62,462,942
Loans originated or acquired, net                                                    (141,250,672)     (87,081,309)
Purchase of investment securities and mortgage-backed securities held to
maturity                                                                             (385,731,684)    (225,240,989)
Purchase of investment securities and mortgage-backed securities available
for sale                                                                             (131,343,250)    (116,843,528)
Redemption (Purchase) of Federal Home Loan Bank stock                                     227,100       (2,498,100)
Purchase of office property and equipment                                              (3,615,921)      (2,616,888)
Cash received from deposit purchase, net                                                16,539,246                0
                                                                                    -------------    -------------
  Net cash used by investing activities                                               (81,885,000)    (102,834,326)
                                                                                    -------------    -------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                                   57,996,689       62,548,477
Net decrease in time deposits                                                          (8,224,918)     (25,947,128)
Net (decrease) increase in FHLB advances                                                  (41,056)       9,961,790
Proceeds from securities sold under agreement to repurchase                                     0       40,000,000
Net proceeds from issuance of trust capital securities                                          0       24,221,532
Repayment of subordinated debentures                                                            0      (10,100,000)
Increase (Decrease) in advances from borrowers for taxes and insurance                    142,569          (80,004)
Purchase of treasury stock                                                                (48,419)      (2,813,136)
Dividends paid on common stock                                                           (582,353)        (596,424)
Net proceeds from issuance of common stock                                                230,333            1,195
                                                                                    -------------    -------------
  Net cash provided by financing activities                                            49,472,845       97,196,302
                                                                                    -------------    -------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (20,968,334)       3,196,607
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         88,410,346       63,359,124
                                                                                    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  67,442,012    $  66,555,731
                                                                                    =============    =============
Supplemental Disclosures:
  Cash paid for:
   Interest on deposits, advances, and other borrowings                             $  14,901,905    $  19,328,725
   Income taxes                                                                         2,255,500        4,729,982
  Non-cash investing and financing activities:
   Dividends declared and not paid at quarter end                                         194,578          193,914
   Non-monetary transfers from loans to real estate owned
     through foreclosure                                                                  405,598           76,797
   Investments purchased and not yet settled                                                    0       33,195,000


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                    Accumulated                               Total
                            Common shares   Common      Paid-in    comprehensive    Retained     Treasury  Stockholders'
                             outstanding    stock       capital    income (loss)    earnings      stock      Equity
-----------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2001            6,717,705   $794,888  $ 8,278,423    $  147,496    $51,055,818  $(8,073,444) $52,203,181
Net Income                                                                          6,339,881                 6,339,881
Other comprehensive income
  Unrealized gain on
    securities available
    for sale, net of taxes
    of $719,299                                                      1,081,649                                1,081,649
                                                                                                            -----------
Total comprehensive income                                                                                    7,421,530
                                                                                                            -----------

Dividends declared ($.09)                                                            (592,454)                 (592,454)

Exercise of stock options            925         93        1,102                                                  1,195
Purchase of common stock        (254,819)                                                       (2,813,136)  (2,813,136)

-----------------------------------------------------------------------------------------------------------------------
Balances at
  September 30, 2002           6,463,811   $794,981  $ 8,279,525    $1,229,145    $56,803,245 $(10,886,580) $56,220,316
-----------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2002            6,463,811   $794,981  $ 8,279,525    $1,216,053    $58,233,840 $(10,886,580) $57,637,819
Net Income                                                                          4,040,330                 4,040,330

Other comprehensive income
  Unrealized loss on
    securities available
    for sale, net of taxes
    of $341,738 and
    reclassification
    adjustment of $285,846                                            (513,890)                                (513,890)
                                                                                                            -----------
Total comprehensive income                                                                                    3,526,440
                                                                                                            -----------

Dividends declared ($.09)                                                            (583,016)                 (583,016)
Exercise of stock options         25,250      2,525      227,808                                                230,333
Purchase of common stock          (3,184)                                                          (48,419)     (48,419)

------------------------------------------------------------------------------------------------------------------------
Balances at
  September 30, 2003           6,485,877   $797,506  $ 8,507,333    $  702,163    $61,691,154 $(10,934,999)  $60,763,157
------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED).

1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes, which are incorporated by reference to the Corporation's annual report on Form 10-K for the year ended December 31, 2002. The consolidated financial statements include the Corporation's principle subsidiary, Farmers & Mechanics Bank ("the Bank").

The Corporation maintains an incentive stock option plan. As permitted by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure," the Corporation will continue to use the intrinsic value method of accounting for stock options. No options have been granted during the nine months ended September 30, 2003.

2-DEPOSITS
On March 28, 2003, the Bank purchased the deposits of the Florence branch of Sun National Bank totaling $17.9 million.

3-LONG-TERM DEBT
Long-Term Debt at September 30, 2003 and December 31, 2002 consisted of $25.0 million of Trust Capital Securities. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through the first five years from its issuance. The proceeds were used for the paydown in August 2002 of the $10.0 million subordinated debentures, expansion of the Bank's operations and general corporate purposes.

4-REGULATORY CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at September 30, 2003. The Bank's regulatory tangible and tier 1 (core) capital ratios are $74.0 million or 6.21% of total bank assets and $77.9 million or 16.73% for risk-based capital. FMS's consolidated capital ratio at September 30, 2003 totaled 5.08%.

5-SUBSEQUENT EVENTS
On October 24, 2003, the Bank purchased $22.3 million of deposits, $2.3 million of consumer loans and the banking facility, including certain equipment, from Sovereign Bank's Tabernacle branch. Farmers & Mechanics Bank moved its existing Tabernacle Branch operations to this new location.

5-RECENTLY ISSUED ACCOUNTING STANDARDS
In January 2003, the FASB issued FIN 46, "Consolidated of Variable Interest Entities". This interpretation provides guidance on how to identify a variable interest entity and determine when such an entity needs to be included in a company's consolidated financial statement. The Corporation does not have interest in any variable interest entities. The provisions of this interpretation became effective in January 2003. The adoption of FIN 46 did not have a material effect on the Consolidated Statements of Financial Condition or the Consolidated Statements of Operations.

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments including derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of this standard did not have a material effect on the Consolidated Statements of Financial Condition or Consolidated Statements of Operations because the Corporation generally does not engage in derivative activities.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances.) This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, the FASB deferred the provision related to mandatory redeemable non-controlling interests until further notice. The adoption of this standard did not have a material effect on the Consolidated Statements of Financial Condition or Consolidated Statements of Operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003.
FMS Financial Corporation ("the Corporation") may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

FINANCIAL CONDITION

Total Assets - at September 30, 2003 were $1.2 billion as compared with total assets at December 31, 2002 of $1.1 billion.

Short Term Funds - decreased $15.5 million to $31.4 million at September 30, 2003 from $46.9 million at December 31, 2002. The decrease is the result of purchases of investment securities.

Investment Securities Held to Maturity - increased $52.3 million to $216.5 million at September 30, 2003 from $164.2 million at December 31, 2002 primarily due to purchases of $192.2 million in collateralized mortgage obligations (CMO's), $35.0 million in U.S. Agency Notes and $3.4 million in Municipal Bonds, partially offset by principal paydowns of $141.0 million in CMO's, the maturity of $15.9 million in Municipal Bonds and calls of $21.1 million in U.S. Agency Notes during the period. Investment securities held to maturity at September 30, 2003 consisted of $14.7 million in adjustable rate securities and $201.8 million in fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of September 30, 2003 and December 31, 2002 follows:

                                      September 30, 2003                      December 31, 2002
-----------------------------------------------------------------------  ---------------------------
                                     Gross       Gross      Estimated                    Estimated
                        Amortized  Unrealized  Unrealized     Market       Amortized       Market
                           Cost      Gains       Losses       Value          Cost          Value
-----------------------------------------------------------------------  ---------------------------
U.S. Agency Notes     $ 39,628,472 $  706,573  $        0  $ 40,335,045  $ 25,914,918   $ 26,547,362
CMO's                  174,809,675    858,509    (849,887)  174,818,297   123,809,139    124,545,227
Municipal bonds          2,030,540      6,284                 2,036,824    14,503,069     14,509,921
                      -------------------------------------------------  ---------------------------
Total                 $216,468,687 $1,571,366  $ (849,887) $217,190,166  $164,227,126   $165,602,510
=======================================================================  ===========================

Investment Securities Available for Sale - increased $20.7 million to $139.3 million at September 30, 2003 from $118.6 million at December 31, 2002. The increase is the result of purchases of $64.4 million of mortgage-backed securities (MBS's), $56.0 million of CMO's and $9.4 million of U.S. Agency Notes, partially offset by principal paydowns of $76.0 million of CMO's and MBS's, $25.0 million of calls of U.S. Agency Notes and sales of $7.2 million of CMO's and MBS's at September 30, 2003. Investment securities available for sale consisted of $131.7 million in fixed rate securities and $7.6 million in adjustable rate securities at September 30, 2003. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 2003 and December 31, 2002 follows:

                                      September 30, 2003                      December 31, 2002
-----------------------------------------------------------------------  ---------------------------
                                     Gross       Gross      Estimated                    Estimated
                        Amortized  Unrealized  Unrealized     Market       Amortized       Market
                           Cost      Gains       Losses       Value          Cost          Value
-----------------------------------------------------------------------  ---------------------------
U.S. Agency Notes     $  9,352,814 $   66,861  $        0  $  9,419,675  $ 24,993,110 $ 25,358,000
CMO's                   38,499,322    264,353    (151,287)   38,612,388    21,978,385   22,107,521
MBS's                   90,341,007  1,062,992     (89,072)   91,314,927    69,631,991   71,147,440
                      -------------------------------------------------  ----- -------------------
Total                 $138,193,143 $1,394,206  $ (240,359) $139,346,990  $116,603,486 $118,612,961
                      =================================================  =========================

Loans, net - increased $33.4 million to $395.1 million at September 30, 2003 from $361.7 million at December 31, 2002. This increase was primarily the result of $141.3 million of loans originated, partially offset by approximately $107.1 million of principal collected on loans during the nine months ended September 30, 2003. The following table shows loans receivable by major categories at the dates indicated.

                              September 30,     December 31,
                                  2003             2002
------------------------------------------------------------

Mortgage Loans                $275,506,865     $272,777,144
Construction Loans                 815,688          305,607
Commercial Construction          5,315,508        1,157,268
Consumer Loans                   2,915,645        3,521,889
Commercial Real Estate         104,069,967       76,354,155
Commercial Business             11,543,357       12,621,048
------------------------------------------------------------
Subtotal                       400,167,030      366,737,111
Less:
    Deferred loan fees             758,269          745,236
    Allowance for
       loan losses               4,331,928        4,317,475
------------------------------------------------------------
Total loans, net              $395,076,833     $361,674,400
============================================================

At September 30, 2003, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $1.7 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $435 thousand and $762 thousand of loans that were collectively measured for impairment with a valuation allowance of $21 thousand. The Bank had $4.3 million in total reserves for loan losses at September 30, 2003, representing approximately 248% of non-accrual loans and 1.08% of total loans. For the nine months ended September 30, 2003, the average recorded investment in impaired loans was approximately $1.9 million. The Bank recognized $59 thousand of interest income on impaired loans for the nine months ended September 30, 2003, all of which was recognized on the cash basis.

As of September 30, 2003 the Bank had outstanding loan commitments of $20.8 million, of which $10.1 million represented variable rate loans and $10.7 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

                                                   September 30,   December 31,
                                                       2003            2002
                                                   -------------   -------------
Loans accounted for on a non-accrual basis:
Mortgage loans:
    One-to-four family                              $   558,670     $   960,558
    Commercial real estate                            1,188,504       1,785,864
    Consumer and other                                    3,983          11,789
                                                    -----------     -----------
        Total non-accrual loans                     $ 1,751,157     $ 2,758,211
                                                    -----------     -----------

    Troubled debt restructuring                     $ 1,073,579       $ 986,581
    Real estate owned, net                              397,353         291,200
    Other non-performing assets                               -          87,926
                                                    -----------     -----------
    Total non-performing assets, net                $ 3,222,089     $ 4,123,918
                                                    -----------     -----------


    Total non-accrual loans to net loans                   0.44%           0.76%
                                                    ===========     ===========
    Total non-accrual loans to total assets                0.15%           0.24%
                                                    ===========     ===========
    Total non-performing assets to total assets            0.27%           0.37%
                                                    ===========     ===========

Mortgage-Backed Securities Held to Maturity - decreased $18.5 million to $323.6 million at September 30, 2003 from $342.1 million at December 31, 2002. The decrease is the result of principal paydowns of $168.3 million partially offset by the purchases of $150.3 million of FNMA and FHLMC fixed rate securities. Mortgage-backed securities at September 30, 2003 consisted of $295.0 million in fixed rate securities and $28.6 million in adjustable rate securities. Mortgage-backed securities held to maturity at September 30, 2003 and December 31, 2002 are summarized below:

                          September 30, 2003                             December 31, 2002
------------------------------------------------------------------   ---------------------------
                         Gross           Gross         Estimated                    Estimated
          Amortized    Unrealized      Unrealized        Market       Amortized       Market
             Cost        Gains           Losses          Value          Cost          Value
------------------------------------------------------------------   ---------------------------
GNMA    $ 18,394,691   $    969,692   $       (148)   $ 19,364,235   $ 33,862,839   $ 35,556,313
FNMA     212,391,460      4,368,966       (288,594)    216,471,832    233,608,680    239,975,322
FHLMC     92,843,767        971,994       (452,042)     93,363,719     74,651,159     76,090,093
        ----------------------------------------------------------   ---------------------------
Total   $323,629,918   $  6,310,652   $   (740,784)   $329,199,786   $342,122,678   $351,621,728
        ==========================================================   ===========================

Deposits - increased $66.4 million to $866.7 million at September 30, 2003 from $800.3 million at December 31, 2002. On March 28, 2003, the Bank purchased the deposits of the Florence branch of Sun National Bank totaling $17.9 million. Non-interest bearing checking accounts increased $27.5 million, savings accounts increased $23.1 million, interest bearing checking deposits increased $9.9 million, money market accounts increased $6.4 million and certificates of deposits decreased $485 thousand for the nine months ended September 30, 2003. Interest credited to depositors accounts for the nine months ended September 30, 2003 amounted to $6.8 million. The following table sets forth certain information concerning deposits at the dates indicated.


                              September 30,                            December 31,
                                  2003                                    2002
------------------------------------------------------------------------------------------------------------
                                               Percent     Weighted                    Percent      Weighted
                                               of Total     Average                    of Total      Average
                                     Amount    Deposits      Rate            Amount    Deposits       Rate
------------------------------------------------------------------------------------------------------------
Non-interest checking            $162,426,159   18.74%       0.00%       $134,969,939   16.85%        0.00%
Checking accounts                 165,591,094   19.11%       0.59%        155,730,226   19.46%        1.18%
Savings accounts                  184,558,798   21.29%       0.74%        161,458,450   20.18%        1.34%
Money market accounts             131,174,100   15.14%       0.82%        124,795,059   15.59%        1.86%
Certificates                      222,901,088   25.72%       2.53%        223,386,548   27.92%        3.58%
------------------------------------------------------------------------------------------------------------
   Total Deposits                $866,651,239  100.00%       1.08%       $800,340,222  100.00%        1.86%
============================================================================================================


Borrowings - at September 30, 2003 amounted to $236.2 million. Borrowings consisted of $225.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.08% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.53%. At December 31, 2002 borrowings consisted of $225.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.08% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.78%.

Long-term debt - at September 30, 2003 and December 31, 2002 consisted of $25.0 million of Trust Capital Securities. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through the first five years from its issuance.

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

The Corporation recorded net income for the three months ended September 30, 2003 of $900 thousand, or $.14 diluted earnings per share as compared to $2.0 million, or $.30 diluted earnings per share for the comparable period in 2002. The Corporation recorded net income for the nine months ended September 30, 2003 of $4.0 million, or $.62 diluted earnings per share as compared to $6.3 million, or $.96 diluted earnings per share for the comparable period in 2002.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                       Three Months Ended September 30,
----------------------------------------------------------------------------------------------------------
                                                   2003                                 2002
----------------------------------------------------------------------     -------------------------------
                                     Average                  Average      Average               Average
                                     Balance     Interest   Yield/Rate     Balance    Interest  Yield/Rate
                                     -------     --------   ----------     -------    --------  ----------
                                                          (Dollars in Thousands)
Interest-earning assets:
    Loans receivable               $  391,661    $ 6,024       6.15%      $362,946    $ 6,425     7.08%
    Interest-bearing deposit           44,450        115       1.03%        56,552        256     1.81%
    Mortgage-backed securities        391,044      3,508       3.59%       339,519      4,782     5.63%
    Investment securities             261,423      2,021       3.09%       219,926      3,047     5.54%
                                   ----------    -------      ------      --------    -------    ------
Total interest-earning
        assets                      1,088,578     11,668       4.29%       978,943     14,510     5.93%
                                   ----------    -------      ------      --------    -------    ------
Interest-bearing liabilities:
    Checking deposits                 321,628        190       0.24%       261,114        407     0.62%
    Savings deposits                  183,699        268       0.58%       146,364        480     1.31%
    Money Market depsoits             131,979        219       0.66%       114,702        532     1.86%
    Time deposit                      224,232      1,241       2.21%       229,815      1,936     3.37%
    Borrowings                        236,191      2,386       4.04%       210,641      2,314     4.39%
    Long-Term Debt                     25,774        314       4.87%        29,107        446     6.13%
                                   ----------    -------      ------      --------    -------    ------
Total interest-bearing
        liabilities                $1,123,503      4,618       1.64%      $991,743      6,115     2.47%
                                   ==========    -------      ------      ========    -------    ------
Net interest income                              $ 7,050                              $ 8,395
                                                 =======                              =======
Interest rate spread                                           2.65%                              3.46%
                                                              ======                             ======
Net yield on average
  interest-earning assets                                      2.59%                              3.43%
                                                              ======                             ======
Ratio of average interest-
    earning assets to average
    interest-bearing liabilities                              96.89%                             98.71%
                                                              ======                             ======

                                                        Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------
                                                   2003                                 2002
----------------------------------------------------------------------     -------------------------------
                                     Average                  Average      Average               Average
                                     Balance     Interest   Yield/Rate     Balance    Interest  Yield/Rate
                                     -------     --------   ----------     -------    --------  ----------
                                                          (Dollars in Thousands)
Interest-earning assets:
    Loans receivable               $  383,148      $18,308       6.37%      $360,315    $19,168     7.09%
    Interest-bearing deposit           44,706          402       1.20%        50,718        768     2.02%
    Mortgage-backed securities        383,435       11,815       4.11%       309,346     13,616     5.87%
    Investment securities             256,162        7,012       3.65%       227,299     10,109     5.93%
                                   ----------      -------      ------      --------    -------    ------
Total interest-earning
        assets                      1,067,451       37,537       4.69%       947,678     43,661     6.14%
                                   ----------      -------      ------      --------    -------    ------
Interest-bearing liabilities:
    Checking deposits                 305,735          709       0.31%       255,957      1,258     0.66%
    Savings deposits                  177,110          987       0.74%       141,858      1,475     1.39%
    Money Market depsoits             129,721          799       0.82%       104,418      1,540     1.97%
    Time deposit                      224,896        4,260       2.52%       236,211      6,577     3.71%
    Borrowings                        236,202        7,094       4.00%       197,910      6,667     4.49%
    Long-Term Debt                     25,774          973       5.03%        25,422      1,380     7.24%
                                   ----------      -------      ------      --------    -------    ------
Total interest-bearing
        liabilities                $1,099,438       14,822       1.80%      $961,776     18,897     2.62%
                                   ==========      -------      ------      ========    -------    ------
Net interest income                                $22,715                              $24,764
                                                   =======                              =======
Interest rate spread                                             2.89%                              3.52%
                                                                ======                             ======
Net yield on average
  interest-earning assets                                        2.84%                              3.48%
                                                                ======                             ======
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                  97.09%                             98.53%
                                                                ======                             ======

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

                                    Three Months Ended September 30,             Nine Months Ended September 30,
                                              2003 vs. 2002                                 2003 vs. 2002
                                    Increase (Decrease) due to Change in:      Increase (Decrease) due to Change in:
                                    -------------------------------------      -------------------------------------
                                          Rate      Volume       Total                Rate      Volume       Total
                                                 (In Thousands)                            (In Thousands)
                                      --------------------------------            --------------------------------
Interest income:
    Loans                             $   (909)   $    508    $   (401)           $ (2,075)   $  1,215    $   (860)
    Interest-bearing deposits              (86)        (55)       (141)               (275)        (91)       (366)
    Mortgage-backed securities          (2,000)        726      (1,274)             (5,062)      3,261      (1,801)
    Investment securities               (1,601)        575      (1,026)             (4,381)      1,284      (3,097)
                                      --------------------------------            --------------------------------
    Total change - interest income      (4,596)      1,754      (2,842)            (11,793)      5,669      (6,124)
                                      --------------------------------            --------------------------------
Interest expense:
    Checking deposits                     (311)         94        (217)               (794)        245        (549)
    Savings deposit                       (334)        122        (212)               (855)        367        (488)
    Money market deposit                  (393)         80        (313)             (1,114)        373        (741)
    Time deposit                          (648)        (47)       (695)             (2,002)       (315)     (2,317)
    Borrowings                            (209)        281          72                (863)      1,290         427
    Long-Term Debt                         (81)        (51)       (132)               (426)         19        (407)
                                      --------------------------------            --------------------------------
    Total change - interest expense     (1,976)        479      (1,497)             (6,054)      1,979      (4,075)
                                      --------------------------------            --------------------------------
Net change in net interest income     $ (2,620)   $  1,275    $ (1,345)           $ (5,739)   $  3,690    $ (2,049)
                                      ================================            ================================

Net Interest Income - for the three and nine months ended September 30, 2003 totaled $7.1 million and $22.7 million, respectively. Net interest income for the three months ended September 30, 2003 decreased $1.3 million compared to the same period in 2002 due primarily to lower market interest rates causing decreases in interest income on mortgage-backed securities of $1.3 million, investment securities of $1.0 million, loans of $401 thousand and interest-bearing deposits of $141 thousand, partially offset by decreases in interest expense on deposits of $1.4 million and long term debt of $132 thousand.

The decrease in interest income was primarily the result of a decrease in interest income on mortgage-backed securities of $1.3 million to $3.5 million for the three months ended September 30, 2003 from $4.8 million for the same period in 2002. The average yield of the MBS portfolio decreased 204 basis points to 3.59% for the quarter ended September 30, 2003 from 5.63% for the same period in 2002, which resulted in an interest income decrease of $2.0 million due to rate changes. The average balance of MBS's increased $51.5 million to $391.0 million for the three months ended September 30, 2003 from $339.5 million for the same period in 2002, which resulted in an interest income volume increase of $726 thousand.

Interest income on investment securities decreased $1.0 million to $2.0 million for the three months ended September 30, 2003 from $3.0 million for the same period in 2002. The investment portfolio interest income was significantly reduced by increased prepayments, which require faster than normal amortization of premiums previously paid on investments and reflected in reduced yields. The average yield of the investment portfolio decreased 245 basis points to 3.09% for the quarter ended September 30, 2003 from 5.54% for the same period in 2002, which resulted in an interest income decrease of $1.6 million due to rate changes. The average balance of investment securities increased $41.5 million to $261.4 million for the three months ended September 30, 2003 from $219.9 million for the same period in 2002, which resulted in a volume increase in interest income of $575 thousand.

Interest income on loans decreased $401 thousand to $6.0 million for the three months ended September 30, 2003 from $6.4 million for the same period in 2002. The average rate on loans decreased 93 basis points to 6.15% for the three months ended September 30, 2003 from 7.08% for the same period in 2002, which resulted in a decrease in interest income of $909 thousand due to rate changes. The average balance of the loan portfolio increased $28.8 million to $391.7 million for the three months ended September 30, 2003 from $362.9 million for the same period in 2002, which resulted in a volume increase in interest income of $508 thousand.

Interest expense on time deposits decreased $695 thousand to $1.2 million for the three months ended September 30, 2003 from $1.9 million for the same period in 2002. The average rate on time deposits decreased 116 basis points to 2.21% for the quarter ended September 30, 2003 from 3.37% for the same period in 2002, which resulted in a decrease in interest expense of $648 thousand. The average balance of time deposits decreased $5.6 million to $224.2 million for the three months ended September 30, 2003 from $229.8 million for the same period in 2002, which resulted in a volume decrease in interest expense of $47 thousand.

Interest expense on checking deposits decreased $217 thousand to $190 thousand for the three months ended September 30, 2003 from $407 thousand for the same period in 2002. The average rate on checking deposits decreased 38 basis points to 0.24% for the quarter ended September 30, 2003 from 0.62% for the same period in 2002, which resulted in a decrease in interest expense of $311 thousand. The average balance of checking deposits increased $60.5 million to $321.6 million for the three months ended September 30, 2003 from $261.1 for the same period in 2002, which resulted in a volume increase in interest expense of $94 thousand.

Interest expense on money market deposits decreased $313 thousand to $219 thousand for the three months ended September 30, 2003 from $532 thousand for the same period in 2002. The average rate on money market deposits decreased 120 basis points to 0.66% for the quarter ended September 30, 2003 from 1.86% for the same period in 2002, which resulted in a rate decrease in interest expense of $393 thousand. The average balance of money market deposits increased $17.3 million to $132.0 million for the three months ended September 30, 2003 from $114.7 million for the same period in 2002, which resulted in a volume increase in interest expense of $80 thousand.

Interest expense on borrowings increased $72 thousand to $2.4 million for the three months ended September 30, 2003 from $2.3 million for the same period in 2002. The average balance of borrowings increased $25.6 million to $236.2 million at September 30, 2003 from $210.6 million for the same period in 2002, which resulted in a volume increase in interest expense of $281 thousand. The average rate paid on borrowings decreased 35 basis points to 4.04% for the quarter ended September 30, 2003 from 4.39% for the same period in 2002, which resulted in a decrease in interest expense of $209 thousand due to rate changes.

Net interest income for the nine months ended September 30, 2003 decreased $2.0 million primarily due to decreases in interest income on investment securities of $3.1 million, mortgage-backed securities of $1.8 million, loans of $860 thousand, interest-bearing deposits of $366 thousand and an increase in interest expense on borrowings of $427 thousand, partially offset by a decrease in interest expense on deposits of $4.1 million and a decrease in interest expense on long-term debt of $407 thousand as compared to the same nine month period in 2002.

The decrease in interest income on investment securities was due to a decrease in the average yield on the investment portfolio of 228 basis points to 3.65% for the nine months ended September 30, 2003 from 5.93% for the same period in 2002, which resulted in a decrease in interest income of $4.4 million due to rate changes. The average balance of the portfolio increased $28.9 million to $256.2 million for the nine months ended September 30, 2003 from $227.3 million for the same period in 2002, which resulted in a volume increase in interest income of $1.3 million. The increase in the average balance was primarily due to purchases of $442.7 million, partially offset by investment calls and maturities of $103.8 million and principal paydowns of $279.5 million.

The decrease in interest income on mortgage-backed securities was due to a decrease in the average yield on the portfolio of 176 basis points to 4.11% for the nine months ended September 30, 2003 from 5.87% for the same period in 2002, which resulted in a decrease in interest income of $5.1 million due to rate changes. The average balance of the portfolio increased $74.1 million to $383.4 million for the nine months ended September 30, 2003 from $309.3 million for the nine months ended September 30, 2002, which resulted in a $3.3 million increase in interest income. The increase in the average balance was due to purchases during this period of $209.0 million, partially offset by $216.8 million of principal paydowns from September 2002 through September 2003.

The decrease in interest income on loans was due to a decrease in the average yield on loans of 72 basis points to 6.37% for the nine months ended September 30, 2003 from 7.09% for the same period in 2002, which resulted in a decrease in interest income of $2.1 million due to rate changes. The average balance of loans increased $22.8 million to $383.1 million for the nine months ended September 30, 2003 from $360.3 million for the nine months ended September 30, 2002, which resulted in a $1.2 million volume increase in interest income. The increase in the average balance is primarily due to an increase in loan originations.

Interest expense on time deposits decreased $2.3 million to $4.3 million for the nine months ended September 30, 2003 from $6.6 million for the same period in 2002. The average rate on time deposits decreased 119 basis points to 2.52% for the nine months ended September 30, 2003 from 3.71% for the same period in 2002, which resulted in a rate decrease in interest expense of $2.0 million. The average balance of time deposits decreased $11.3 million to $224.9 million for the nine months ended September 30, 2003 from $236.2 million for the same period in 2002, which resulted in a volume decrease in interest expense of $315 thousand.

Interest expense on checking deposits decreased $549 thousand to $709 thousand for the nine months ended September 30, 2003 from $1.3 million for the same period in 2002. The average rate on checking deposits decreased 35 basis points to 0.31% for the nine months ended September 30, 2003 from 0.66% for the same period in 2002, which resulted in a decrease in interest expense of $794 thousand. The average balance of checking deposits increased $49.7 million to $305.7 million for the nine months ended September 30, 2003 from $256.0 for the same period in 2002, which resulted in a volume increase in interest expense of $245 thousand.

Interest expense on money market deposits decreased $741 thousand to $799 thousand for the nine months ended September 30, 2003 from $1.5 million for the same period in 2002. The average rate on money market deposits decreased 115 basis points to 0.82% for the nine months ended September 30, 2003 from 1.97% for the same period in 2002, which resulted in a decrease in interest expense of $1.1 million. The average balance of money market deposits increased $25.3 million to $129.7 million for the nine months ended September 30, 2003 from $104.4 million for the same period in 2002, which resulted in a volume increase in interest expense of $373 thousand.

The increase in interest expense on borrowings was the result of an increase in the average balance of $38.3 million to $236.2 million for the nine months ended September 30, 2003 from $197.9 million for the same period in 2002, which resulted in a volume increase in interest expense of $1.3 million. The average yield on borrowings decreased 49 basis points to 4.00% for the nine months ended September 30, 2003 from 4.49% for the same period in 2002, which resulted in a decrease in interest expense of $863 thousand due to rate changes.

Interest expense on long-term debt decreased $407 thousand to $973 thousand for the nine months ended September 30, 2003 from $1.4 million for the same period in 2002. The $25.0 million in Trust capital securities were issued in March 2002 at an initial floating rate of 5.59%.

Critical Accounting Estimate-Provision for Loan Losses - A critical accounting estimate is the provision for loan losses, which increased $15 thousand to $75 thousand for the three months ended September 30, 2003 from $60 thousand for the same period in 2002. The allowance for loan losses totaled $4.3 million at September 30, 2003 and December 31, 2002. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and nine month periods ended September 30, 2003 was $1.3 million and $4.3 million, as compared to $1.1 million and $3.3 million for the same periods in 2002. The increase for the nine months ended September 30, 2003 was primarily due to a $601 thousand gain on the sale of real estate held for development. The final parcel of land, located in Burlington Township, was sold in January 2003. The Bank sold $7.2 million of investment securities available for sale during the nine months ended September 30, 2003, which resulted in a $286 thousand gain. Additionally, retail banking fees increased as a result of the five branches opened since the third quarter of 2002.

Operating Expenses - for the three and nine month periods ended September 30, 2003 totaled $6.8 million and $20.2 million, respectively, as compared to $6.1 million and $17.8 million for the same periods in 2002.

Salaries and Employee Benefits - for the three and nine month periods ended September 30, 2003 were $3.9 million and $11.6 million, respectively, as compared to $3.5 million and $10.3 million for the same period in 2002. The increase was primarily due to additional staff in the five new branches opened since the third quarter of 2002. Average full time equivalent employees at September 30, 2003 were 507 as compared to 468 at September 30, 2002.

Occupancy and Equipment- for the three and nine month period ended September 30, 2003 were $1.4 million and $4.1 million, respectively, as compared to $1.1 million and $3.4 million for the same period in 2002. This increase is due to additional depreciation and occupancy expense on the new branch offices opened since the third quarter of 2002, as well as other facility improvements and new computer equipment additions during this period.

Purchased Services - for the three and nine month periods ended September 30, 2003 totaled $745 thousand and $2.1 million, as compared to $650 thousand and $1.9 million for the same periods in 2002. ATM charges increased $196 thousand for the first nine months of 2003 compared to the same period in 2002. Check processing costs decreased $6 thousand for the nine months ended September 30, 2003 compared to the same period in 2002 due to an increased use of on-line banking services.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the nine months ended September 30, 2003 from the information presented in the annual report on Form 10-K for the year ended December 31, 2002.

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

         Item 6:  Exhibits and Reports on Form 8-K

                           (a) Exhibits:

                           (i) 31 certifications pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

                           (ii)32 certification pursuant to Section 1350 of the Sarbanes-Oxley Act of 2002.

                           (b) Reports on Form 8-K:

                                (i) The  Registrant  filed  a Report on Form 8-K
                           pursuant to Items 7 and 12 on July 31, 2003 to report earnings for the quarter ended June 30, 2003.

                                S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMS FINANCIAL CORPORATION




Date: November 13, 2003                    /s/Craig W. Yates
                                           -------------------------------------
                                           Craig W. Yates
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: November 13, 2003                    /s/Channing L. Smith
                                           -------------------------------------
                                           Channing L. Smith
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)