Form 10-K
period 2003-12-31
FMS FINANCIAL CORP
filed 2004-03-25
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

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
                                             ---      ---

         Based on the closing sales price of $16.27 per share of the registrant's common stock on June 30, 2003, as reported on the Nasdaq National Market System, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $49.3 million. As of March 11, 2004, there were 6,486,877 shares outstanding of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of 2003 Annual Report to Stockholders (Parts II and IV)
2. Portions of Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

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

         The Registrant principally operates through its forty banking offices located in Burlington, Camden and Mercer Counties, New Jersey. The Registrant is primarily engaged in the business of attracting deposits from the general public and originating loans which are secured by residential real estate. To a lesser extent, the Registrant also originates consumer, commercial business loans and construction loans and invests in U.S. government securities and mortgage-related securities.

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

                                                                           December 31,
                               --------------------------------------------------------------------------------------------------
                                       2003                2002               2001                2000                1999
                               -------------------  ------------------  -----------------  ------------------  ------------------
                                Carrying  Percent   Carrying  Percent   Carrying Percent   Carrying  Percent   Carrying  Percent
                                  Value   of Total   Value    of Total    Value  of Total   Value    of Total   Value    of Total
                                -------   --------  -------   --------   ------- --------   ------   --------  -------   --------
                                                                           (In thousands)
Mortgage loans:
  One-to-four family........    $280,664     68.84% $272,777     74.38% $259,970   76.11% $228,428     77.47% $236,912     77.82%
  Commercial real estate....     104,352     25.60    76,354     20.82    60,627   17.75    52,763     17.90    52,544     17.26
  Commercial construction...       5,994      1.47     1,157       .32     4,606    1.35     1,062       .36     3,935      1.29
  Construction..............       1,324       .32       306       .08     1,254     .37       163       .06       973       .32
                               ---------    ------  --------   -------  -------- -------  --------   -------  --------   -------
      Total mortgage loans..     392,334     96.23   350,594     95.60   326,457   95.58   282,416     95.79   294,364     96.69
                                 -------    ------   -------    ------  --------  ------   -------    ------   -------    ------
Consumer and other loans:
  Consumer..................       3,187       .78     3,522       .96     4,583    1.34     3,900      1.32     3,274      1.08
  Commercial business.......      12,180      2.99    12,621      3.44    10,521    3.08     8,522      2.89     6,790      2.23
                                 -------    ------  --------    ------  --------  ------  --------    ------  --------   -------
   Total consumer and other
         loans..............      15,367      3.77    16,143      4.40    15,104    4.42    12,422      4.21    10,064      3.31
                                 -------    ------  --------    ------  --------  ------   -------   -------  --------   -------
      Total loans...........    $407,701    100.00% $366,737    100.00% $341,561  100.00% $294,838    100.00% $304,428    100.00%
                                ========    ======  ========    ======  ========  ======  ========    ======  ========    ======


         One- to Four- Family Loans. The Registrant's primary lending activity consists of the origination of one- to four-family residential mortgage loans ("residential loans") secured by the property in the Registrant's market area. The Registrant's residential loan portfolio also includes second mortgage loans and home equity loans (including home equity lines of credit loans). The Registrant generally originates mortgage loans with terms of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Typically, residential loans remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Registrant presently offers residential loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate indexed higher than the corresponding U.S. Treasury security index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and presently not to exceed a rate of 11.5% over the life of the loan. At December 31, 2003, adjustable-rate residential first mortgage loans amounted to $22.7 million or 5.56% of the total residential loan portfolio. These loans are generally not originated under terms, conditions and documentation which permit their sale in the secondary mortgage market to FreddieMac and FannieMae.

         Fixed-rate mortgage loans are generally underwritten according to FreddieMac and FannieMae guidelines. The Registrant periodically sells selected fixed-rate residential loans, without recourse, to provide additional funds for lending and to restructure the loan portfolio to improve interest rate risk. Generally, if the property is not owner-occupied, a higher rate of interest is charged on such loans. At December 31, 2003, $228.1 million, or 55.94% of the total residential loan portfolio, consisted of long- term fixed-rate first mortgage loans, none of which were classified as held for sale.

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

         The Registrant actively solicits and originates home equity loans and home equity lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 2003, the Registrant had home equity loans in the amount of $13.3 million, or 4.73%, of its residential loan portfolio and approved $39.8 million in home equity lines of credit, of which $16.7 million was outstanding.

         Commercial Real Estate Loans. Commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), in the Registrant's market area. Commercial real estate loans and multi-family residential loans have been made in amounts up to $4.0 million, with most of such loans ranging in size from $100,000 to $1.0 million. Loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust above the prime interest rate (generally 1% to 2%) or a specified treasury index or are balloon loans with fixed interest rates which mature in three to five years with principal amortization for a period of up to 25 years. At December 31, 2003, the Registrant's commercial real estate loan portfolio consisted of $100.3 million of commercial real estate and $4.0 million of multi-family loans.

         Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern, in commercial and multi-family real estate lending, is the borrower's creditworthiness and the feasibility and cash flow potential of the property. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

         Construction Loans. The Registrant originates loans to finance the construction of one- to four- family dwellings and/or commercial real estate. Construction loans to builders are generally made only if the Registrant makes the permanent mortgage loan or if the builder has a contract for sale and the purchaser has received a permanent mortgage commitment. Interim construction loans to builders generally have terms of up to nine months and interest rates which adjust above the prime interest rate (generally 1% to 2%).

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

         Loan Commitments. The Registrant issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases, the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. Generally, the commitment requires acceptance within 15 days of the date of issuance. At December 31, 2003, the Registrant had $15.9 million of commitments to cover originations and $32.4 million in undisbursed funds on outstanding lines of credit. Management believes that virtually all of the Registrant's commitments will be funded.

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

                                                                               At December 31,
                                                        ------------------------------------------------------------------
                                                         2003           2002           2001          2000           1999
                                                        -------        -------        -------       -------        -------
                                                                              (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   One-to-four family............................       $   507        $   960        $ 1,348       $   778        $ 1,386
   Commercial real estate........................         1,189          1,786          1,634         1,409          1,510
   Consumer and other............................            --             12             --            24            237
                                                        -------        -------        -------       -------        -------
      Total mortgage non-accrual loans...........       $ 1,696        $ 2,758        $ 2,982       $ 2,211        $ 3,133
                                                        -------        -------        -------       -------        -------
Troubled debt restructuring......................       $ 1,027        $   987        $ 1,072       $   790        $   462
Real estate owned, net...........................            48            291            214           355            449
Other non-performing assets......................            --             88             88            88             88
                                                        -------        -------        -------       -------        -------
Total non-performing assets......................       $ 2,771        $ 4,124        $ 4,356       $ 3,444        $ 4,132
                                                        =======        =======        =======       =======        =======

 Total non-accrual loans to net loans............           .42%           .76%           .89%          .76%          1.05%
                                                        =======        =======        =======       =======        =======
Total non-accrual loans to total assets..........           .14%           .24%           .31%          .26%           .41%
                                                        =======        =======        =======       =======        =======
Total non-performing assets to total assets......           .23%           .37%           .45%          .41%           .53%
                                                        =======        =======        =======       =======         ======

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


                                              At December 31, 2003
                                              --------------------
                                                  (In thousands)
       Special mention..................           $    84
       Substandard......................             4,387
       Doubtful.........................                15
       Loss.............................                --
                                                   -------
                Total...................           $ 4,486
                                                   =======


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

         The following table sets forth an analysis of the Registrant's allowance for loan losses for the periods indicated.

                                                               For the Year Ended December 31,
                                                   -----------------------------------------------------
                                                     2003        2002        2001       2000       1999
                                                    ------      ------      ------     ------    ------
                                                                   (Dollars in Thousands)
 Balance at beginning of period..............       $4,317      $4,231      $3,980     $3,841    $3,342
 Loans charged-off:
   One-to-four family........................           --         (10)        (42)       (40)      (77)
  Commercial real estate.....................           --          --          --        (83)       --
  Construction...............................           --          --          --         --      (128)
  Consumer...................................           (4)        (10)         (3)        (9)       --
  Commercial business........................         (184)        (58)         --         --       (28)
                                                    ------      ------      ------     ------    ------
    Total charge-offs........................         (188)        (78)        (45)      (132)     (233)
Recoveries...................................            9          15          13         31        78
                                                    ------      ------      ------     ------    ------
Net loans charged-off........................         (179)        (63)        (32)      (101)     (155)
                                                    ------      ------      ------     ------    ------
Provision for loan losses....................          270         149         221        240       654
                                                    ------      ------      ------     ------    ------
Increase as a result of merger...............           --          --          62         --        --
                                                    ------      ------      ------     ------    ------
Balance at end of period.....................       $4,408      $4,317      $4,231     $3,980    $3,841
                                                    ======      ======      ======     ======    ======
 Ratio of net charge-offs to average loans
   outstanding during the period.............         .046%       .017%       .010%      .034%     .051%
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

                                                                       At December 31,
                         --------------------------------------------------------------------------------------------------------
                              2003                    2002                 2001                 2000                 1999
                         --------------------  -------------------  --------------------  -------------------  ------------------
                                  Percent of            Percent of           Percent of           Percent of           Percent of
                                   Loans to              Loans to             Loans to             Loans to             Loans to
                          Amount  Total Loans   Amount Total Loans   Amount  Total Loans  Amount  Total Loans  Amount Total Loans
                          ------  -----------   ------ -----------   ------  -----------  ------  -----------  ------ -----------
                                                                    (Dollars in Thousands)
Loans:

One- to four-family......  $1,446      68.84%  $1,672       74.38%    $1,339     76.11%   $2,912      77.48%    $2,506     77.82%
Commercial real estate...   2,540      25.60    2,284       20.82      2,311     17.75       887      17.90      1,063     17.26
Commercial construction..     194       1.47       69         .32        100      1.35         9        .36         39      1.29
Construction.............      25        .32       34         .08        222       .37         5        .05         10       .32
Consumer and other.......      24        .78       28         .96         33      1.34        31       1.32         65      1.08
Commercial business......     179       2.99      230        3.44        226      3.08       136       2.89        158      2.23
                           ------     ------   ------      ------     ------    ------    ------     ------     ------    ------
   Total allowance for
     loan losses.........  $4,408     100.00%  $4,317      100.00%    $4,231    100.00%   $3,980     100.00%    $3,841    100.00%
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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2003, the Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $545.3 million and $149.2 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with their net unrealized gain or loss included as a separate component of stockholders' equity, net of income taxes. At December 31, 2003, the Registrant's securities available for sale had an amortized cost of $147.9 million and market value of $149.2 million (net unrealized gain of $802,000, net of deferred income taxes). The changes in market value in the Registrant's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Corporation's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         The Registrant's investment securities "available-for-sale" and "held-to-maturity" portfolios at December 31, 2003, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Registrant's equity, excluding those issued by the United States government agencies.

         At December 31, 2003, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the FreddieMac, Government National Mortgage Association ("GNMA"), and FannieMae.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FreddieMac, GNMA, and FannieMae make up a majority of the pass-through certificates market.

         The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GNMA, FannieMae and FreddieMac, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass-through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage- backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         The following table sets forth the carrying value of the Registrant's investment securities held to maturity, securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.


                                                        At December 31,
                                                --------------------------------
                                                   2003        2002       2001
                                                 --------    --------   --------
                                                         (In Thousands)
Investment securities held to maturity:
  U.S. government and agency securities........  $ 72,256    $ 25,915   $ 82,190
  Reverse repurchase agreements................        --          --         --
  Municipal bonds..............................     2,400      14,503      7,721
  CMO's........................................   175,727     123,809    106,660
 Mortgage-backed securities....................   294,916     342,123    272,494
Investment securities available for sale:
  U.S. government and agency securities........    13,189      25,358     15,052
  CMO's........................................    48,419      22,108     12,565
 Mortgage-backed securities....................    87,623      71,147     24,352
                                                 --------    --------   --------
      Total investment securities..............   694,530     624,963    521,034
 FHLB stock....................................    11,810      12,062      8,314
  Interest bearing deposits and
    overnight investments......................    31,312      46,913     31,023
                                                 --------    --------   --------
     Total investments.........................  $737,652    $683,938   $560,371
                                                 ========    ========   ========

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Registrant's investment securities at December 31, 2003. The following table does not take into consideration the effects of unscheduled repayments or the effects of possible prepayments.

                                                                              More than
                      One Year or Less One to Five Years Five to Ten Years    Ten Years         Total Investment Securities
                     ----------------- ----------------- ----------------- ----------------- ----------------------------------
                     Carrying  Average Carrying  Average  Carrying Average Carrying  Average  Carrying     Market   Average
                       Value    Yield   Value     Yield    Value    Yield    Value    Yield     Value       Value    Yield
                       -----    -----   -----     -----    -----    -----    -----    -----     -----       -----    -----
                                                           (Dollars in Thousands)
Investment
securities
held to
maturity:
 U.S. government
   and agency
   obligations....   $    --     --%   $   --       --%  $ 23,072   5.95% $ 49,184     6.16%  $ 72,256    $ 72,994   6.10%
 Municipal
   bonds..........     2,300   1.71        --       --        100   4.30        --       --      2,400       2,405   1.71
 CMO's............        --     --        --       --     15,982   3.89   159,745     4.60    175,727     175,280   4.53
 Mortgage-
   backed
   securities.....        --     --     1,291     6.95     48,164   4.62   245,461     5.55    294,916     299,642   5.41
Investment
   securities
   available
   for sale:
 U.S. government
   and agency
   obligations.....       --     --        --       --      8,137   5.27     5,052     6.00     13,189      13,189   5.55
 CMO's.............       --     --        --       --     14,770   4.54    33,649     4.82     48,419      48,419   4.74
 Mortgage-
   backed
   securities......       --     --        --       --     12,342   5.00    75,281     5.48     87,623      87,623   5.42
 FHLB stock........       --     --        --       --         --     --    11,810       --     11,810      11,810     --
 Interest-
   bearing
   deposits and
   overnight
   investments.....    31,312   1.05        --       --         --     --        --       --     31,312      31,312   1.05
                      -------   ----    ------     ----   --------  ----   --------     ----   --------    --------   ----
       Total.......   $33,612   1.10%   $1,291     6.95%  $122,567  4.85%  $580,182     5.18%  $737,652    $742,674   4.95%
                      =======   ====    ======     ====   ========  ====   ========     ====   ========    ========   ====

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

         Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2003.


                                                                 Certificates of
Maturity Period of Deposits                                          Deposit
---------------------------                                          -------
                                                                  (In Thousands)

Three months or less....................................             $13,280
Three through six months................................               5,550
Six through twelve months...............................               5,890
Over twelve months......................................               6,045
                                                                     -------
     Total..............................................             $30,765
                                                                     =======

         Deposit Rate. The following table sets forth the distribution of the Registrant's average balance of deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                          At December 31,
                                    ----------------------------------------------------------------------------------------------
                                                 2003                            2002                           2001
                                    ------------------------------- -----------------------------   ------------------------------
                                                          Weighted                       Weighted                       Weighted
                                              Percent of   Average              Percent   Average               Percent  Average
                                     Average     Total     Nominal   Average   of Total   Nominal     Average  of Total  Nominal
                                     Balance   Deposits     Rate     Balance   Deposits    Rate       Balance  Deposits   Rate
                                     -------   --------    ------    -------   --------   ------      -------  --------  -----
                                                                        (Dollars In Thousands)
Passbook and regular savings......  $167,936      19.78%      .57%   $141,705      18.93%   1.28%    $117,485     17.48%    2.19%
Checking accounts.................   313,492      36.92       .29     262,152      35.01     .62      229,598     34.15     1.18
Money market deposit accounts.....   130,822      15.40       .78     109,124      14.57    1.86       75,490     11.22     2.55
Certificates of deposit...........   225,240      26.52      2.40     233,975      31.25    3.58      248,637     36.97     5.14
Surrogate statement...............    11,737       1.38      2.55       1,772        .24    5.91        1,213       .18     6.02
                                    --------     ------      ----    --------     ------    ----     --------    ------     ----
  Total Deposits..................  $849,227     100.00%     1.01%   $748,728     100.00%   1.86%    $672,423    100.00%    2.99%
                                    ========     ======      ====    ========     ======    ====     ========    ======     ====

Personnel

         As of December 31, 2003 the Registrant had 341 full-time employees and 225 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

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

         As a unitary savings and loan holding company, the Corporation generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Corporation enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Corporation's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Corporation were to acquire control of an additional savings institution, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Corporation were in the future to sell control of the Bank to any other company, such company would not succeed to the Corporation's grandfathered status under the GLB Act and would be subject to the Home Owner's Loan Act's activity restrictions.

         The continuation of the Corporation's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Corporation's continued compliance with the QTL Test. See "- Regulation of the Bank - Qualified Thrift Lender ("QTL") Test."

         Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes- Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Corporation's expenses.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% for all other thrifts, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. At December 31, 2003, the Bank was in compliance with its regulatory capital requirements.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the Home Owners' Loan Act, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At December 31, 2003, the Bank was in compliance with its QTL requirement, with 105.65% of its assets invested in Qualified Thrift Investments.

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

         Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2003, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Properties
-------------------

         The Registrant conducts its business through its two administrative offices located in Burlington, New Jersey and its 40 branch locations in Burlington, Camden and Mercer Counties, New Jersey. All of the Registrant's office and branch facilities are owned by the Registrant, except for eight branch office locations, two located in Lumberton and the others located in Medford, Mt. Holly, Burlington, Hamilton, Cinnaminson and Marlton, New Jersey. Management of the Registrant considers the physical condition of each of the Registrant's administrative and branch offices to be good and adequate for the conduct of the Registrant's business.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

                                     Part II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
         Matters
         -------

         The information contained under the section captioned "Stock Market Information" in the Corporation's 2003 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

         The Registrant's financial statements listed in Item 15 herein are incorporated herein by reference.

Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

Item 9A.  Controls and Procedures
---------------------------------

         The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the 2004 Proxy Statement are incorporated herein by reference.

Executive Officers of the Corporation Who Are Not Directors


Name and Title                                       Age as of December 31, 2003
--------------                                       ---------------------------

Channing L. Smith                                                 60
Vice President and Chief Financial Officer

James E. Igo                                                      47
Senior Vice President and Chief Lending Officer

Thomas M. Topley                                                  43
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

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Corporation's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, FMS Financial Corporation, 3 Sunset Road, Burlington, New Jersey 08016.

Item 11.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Proposal I -- Election of Directors - Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters.
          ----------------------------

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

         (c)      Changes in Control

                  Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

         (d)      Securities Authorized  for  Issuance Under Equity Compensation
                  Plans.

         Set forth below is  information as of December 31, 2003 with respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                          EQUITY COMPENSATION PLAN INFORMATION
                                                    (a)                     (b)                  (c)

                                                                                                 Number of securities
                                                                                                 remaining available
                                            Number of securities       Weighted-average           for future issuance
                                             to be issued upon         exercise price of             under equity
                                                exercise of               outstanding             compensation plans
                                            outstanding options,       options, warrants        (excluding securities
                                            warrants and rights           and rights          reflected in column (a))
                                            --------------------          -----------         ------------------------
Equity compensation plans
  approved by shareholders

Stock Option and
  Incentive Plan........................           75,250                    $8.06                        --

Equity compensation plans
  not approved by shareholders                        N/A                      N/A                       N/A
                                                   ------                    -----                    ------
     TOTAL.............................            75,250                    $8.06                        --
                                                   ======                    =====                    ======


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactons" of the Proxy Statement.

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         The information called for by this item is incorporated herein by reference to the section entitled "Proposal II - Ratification of Appointment of Auditors" in the Proxy Statement.

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

                  1. The consolidated statements of financial condition of FMS Financial Corporation and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2003, together with the related notes and the
                           independent         auditors'        report        of
                           PricewaterhouseCoopers LLP.

                  2. Schedules omitted as they are not applicable.

                  3.       Exhibits

                           The following Exhibits are filed as part of this report:

                           3.1      Certificate of Incorporation*
                           3.2      Bylaws*
                           4        Agreement to furnish copy to Securities and Exchange Commission upon request of Indenture dated July 28, 1994, relating to 10%
                                    Subordinated Debentures due 2004 in aggregate principal amount of $10 million**
                           10.1     Stock Option and Incentive Plan***
                           13       Portions of the 2003 Annual Report to Stockholders
                           21       Subsidiaries of the Registrant
                           23       Consent of Independent Accountants
                           31       Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                           32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

         (b) Reports on Form 8-K.

                  A Report on Form 8-K, dated October 22, 2003, was filed with the SEC on October 23, 2003 to announce earnings for the quarter ended September 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 25, 2004.

                                          FMS FINANCIAL CORPORATION


                                          By:   /s/ Craig W. Yates
                                                --------------------------------
                                                Craig W. Yates, President and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2004 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Craig W. Yates
-----------------------------------------------------         ------------------------------------------------------
Craig W. Yates                                                George J. Barber
President, Chief Executive Officer and Director               Director
(Principal Executive Officer)

/s/ Channing L. Smith                                         /s/ Edward J. Staats, Jr.
-----------------------------------------------------         ------------------------------------------------------
Channing L. Smith                                             Edward J. Staats, Jr.,
Vice President and Chief Financial Officer                    Director
(Principal Financial and Accounting Officer)

/s/ Wayne H. Page                                             /s/ Dominic W. Flamini
-----------------------------------------------------         ------------------------------------------------------
Wayne H. Page                                                 Dominic W. Flamini
Director                                                      Director

/s/ Vincent R. Farias                                         /s/ Roy D. Yates
-----------------------------------------------------         ------------------------------------------------------
Vincent R. Farias                                             Roy D. Yates
Director                                                      Chairman of the Board

/s/ Mary Wells                                                /s/ Joseph W. Clarke, Jr.
-----------------------------------------------------         ------------------------------------------------------
Mary Wells                                                    Joseph W. Clarke, Jr.
Director                                                      Director
