Form 10-Q
period 2004-03-31
FMS FINANCIAL CORP
filed 2004-05-12
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC 20549
                              --------------------

                             ----------------------


                                    FORM 10-Q

(Mark One)

  X        Quarterly report pursuant to section 13 or 15(d) of the
------     Securities Exchange Act of 1934

           For the quarterly period ended March 31, 2004

                                       OR

           Transition report pursuant to section 13 or 15(d) of the
-------    Securities Exchange Act of 1934


                         Commission file number 0-17353

                            FMS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                22-2916440
----------                                                ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

3 Sunset Road, Burlington, New Jersey                       08016
--------------------------------------------              ---------
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

         As of May 3, 2004 there were issued and outstanding 6,489,377 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY

                          QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 2004

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I - Financial Information
------------------------------

         Item 1 - Financial Statements
                  Consolidated Statements of Financial Condition as of
                       March 31, 2004 (unaudited) and December 31, 2003....................................1

               Consolidated Statements of Operations (unaudited)
                       for the three months ended
                       March 31, 2004 and March 31, 2003...................................................2

               Consolidated  Statements of Cash Flows  (unaudited) for the three months ended March 31, 2004 and March 31, 2003 3

               Consolidated  Statements  of  Changes  in  Stockholders'   Equity
                       (unaudited) for the three months ended March 31, 2004 and
                       March 31, 2003       ...............................................................4

               Notes to Consolidated Financial Statements..................................................5

         Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations..................................6 - 15

         Item 3 - Disclosure about Market Risk............................................................15

         Item 4 - Disclosure Controls and Procedures .....................................................15

PART II - Other Information
---------------------------

         Item 1 - Legal Proceedings.......................................................................16

         Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
                       Securities.........................................................................16

         Item 3 - Defaults Upon Senior Securities.........................................................16

         Item 4 - Submission of Matters to a Vote of Security Holders.....................................16

         Item 5 - Other Information.......................................................................16

         Item 6 - Exhibits and Reports on Form 8-K........................................................16

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-----------------------------------------------------------------------------------------------------------------------
                                                                                     March 31, 2004  December 31, 2003
                                                                                               (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
-----------------------------------------------------------------------------------------------------------------------
     Cash and amounts due from depository institutions                              $    37,520,003    $    41,022,232
     Interest-bearing deposits                                                               40,139            142,929
     Short term funds                                                                    40,480,644         31,169,476
                                                                                    ---------------    ---------------
           Total cash and cash equivalents                                               78,040,786         72,334,637
     Investment securities held to maturity                                             272,799,180        250,383,262
     Investment securities available for sale                                           164,143,355        149,230,862
     Loans, net                                                                         405,318,056        402,606,056
     Mortgage-backed securities held to maturity                                        273,498,495        294,915,606
     Accrued interest receivable                                                          5,657,938          5,203,748
     Federal Home Loan Bank stock                                                        11,750,120         11,809,620
     Real estate owned, net                                                                       0             48,294
     Office properties and equipment, net                                                31,319,000         31,429,069
     Deferred income taxes                                                                2,122,072          2,043,909
     Core deposit intangible                                                              3,129,186          3,308,238
     Prepaid expenses and other assets                                                    2,371,538          1,603,294
     FMS Statutory Trust 1 issue costs, net                                                 620,694            640,154

                                                                                    ---------------    ---------------
TOTAL ASSETS                                                                        $ 1,250,770,420    $ 1,225,556,749
                                                                                    ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------

Liabilities:
     Deposits                                                                       $   905,918,262    $   893,006,498
     Securities sold under agreements to repurchase                                     225,000,000        225,000,000
     Advances from the Federal Home Loan Bank                                            10,000,000         11,191,047
     FMS Statutory Trust 1 debentures                                                    25,774,000         25,774,000
     Advances by borrowers for taxes and insurance                                        2,296,911          2,142,499
     Accrued interest payable                                                             1,251,566          1,319,501
     Dividends payable                                                                      194,606            194,576
     Other liabilities                                                                   15,258,683          4,098,885
                                                                                    ---------------    ---------------
     Total liabilities                                                                1,185,694,028      1,162,727,006
                                                                                    ---------------    ---------------

Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 7,976,059 and 7,975,059 and shares outstanding 6,486,877
           and 6,485,877 as of March 31, 2004 and December 31, 2003, respectively           797,606            797,506
     Paid-in capital in excess of par                                                     8,517,233          8,507,333
     Accumulated other comprehensive income - net of deferred income taxes                1,155,607            802,239
     Retained earnings                                                                   65,540,945         63,657,664
     Less:  Treasury stock (1,489,182 and 1,489,182 shares, at cost, as of
           March 31, 2004 and December 31, 2003, respectively)                          (10,934,999)       (10,934,999)
                                                                                    ---------------    ---------------
Total stockholders' equity                                                               65,076,392         62,829,743
                                                                                    ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 1,250,770,420    $ 1,225,556,749
                                                                                    ===============    ===============

See notes to consolidated financial statements

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------
                                                                  Three Months ended
                                                                       March 31,
                                                             -----------------------------
                                                                  2004            2003
------------------------------------------------------------------------------------------
                                                                    (Unaudited)
INTEREST  INCOME:
Interest income on:
   Loans                                                     $  6,051,776    $  6,225,726
   Mortgage-backed securities                                   3,940,565       4,536,145
   Investments                                                  3,648,937       2,670,324
                                                             ------------    ------------
Total interest income                                          13,641,278      13,432,195
                                                             ------------    ------------
INTEREST EXPENSE:
Interest expense on:
   Deposits                                                     1,780,209       2,601,214
   Borrowings                                                   2,354,914       2,342,200
   Long-term debt                                                 303,798         331,567
                                                             ------------    ------------
Total interest expense                                          4,438,921       5,274,981
                                                             ------------    ------------

NET INTEREST INCOME                                             9,202,357       8,157,214
PROVISION FOR LOAN LOSSES                                          75,000          60,000
                                                             ------------    ------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                             9,127,357       8,097,214
                                                             ------------    ------------
OTHER INCOME (EXPENSE):
   Loan service charges and other fees                             29,244          23,814
   Gain on sale of investment securities                          100,056               0
   Gain on sale of real estate held for development, net                0         600,780
   Loss on disposal of fixed assets                                     0        (141,151)
   Real estate owned operations, net                               (1,263)         (6,830)
   Service charges on accounts                                  1,204,240       1,071,897
   Other income                                                    29,136          23,382
                                                             ------------    ------------
Total other income                                              1,361,413       1,571,892
                                                             ------------    ------------
OPERATING EXPENSES:
   Salaries and employee benefits                               4,125,632       3,823,402
   Occupancy and equipment                                      1,379,656       1,328,515
   Purchased services                                             696,722         674,025
   Federal deposit insurance premiums                              32,265          32,196
   Professional fees                                              165,783         177,716
   Advertising                                                    111,963         115,611
   Amortization of core deposit intangible                        179,052               0
   Other                                                          337,184         482,161
                                                             ------------    ------------

Total operating expenses                                        7,028,257       6,633,626
                                                             ------------    ------------

INCOME BEFORE INCOME TAXES                                      3,460,513       3,035,480

INCOME TAXES                                                    1,382,626       1,195,557
                                                             ------------    ------------

NET INCOME                                                   $  2,077,887    $  1,839,923
                                                             ============    ============

BASIC EARNINGS PER COMMON SHARE                              $       0.32    $       0.28
                                                             ============    ============
DILUTED EARNINGS PER COMMON SHARE                            $       0.32    $       0.28
                                                             ============    ============

Dividends declared per common share                          $       0.03    $       0.03
                                                             ============    ============

Weighted average common shares outstanding                      6,486,325       6,463,811

Potential dilutive effect of the exercise of stock options         41,033          40,116
                                                             ------------    ------------

Adjusted weighted average common shares outstanding             6,527,358       6,503,927
                                                             ============    ============

See notes to consoldiated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------
                                                                            Three Months ended
                                                                                 March 31,
                                                                       -------------------------------
                                                                             2004              2003
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                             $   2,077,887    $   1,839,923
Adjustments to reconcile net income to
net cash provided by operating activities:
  Provision for loan losses                                                   75,000           60,000
  Amortization and Depreciation                                            1,981,879          985,554
Realized (gains) and losses on:
  Sale of loans                                                                   (1)             (29)
  Disposal and sale of fixed assets                                                0          141,151
  Sale of investment securities                                             (100,056)               0
  Sale of real estate owned                                                     (654)               0
  Sale of real estate held for development, net                                    0         (600,780)
Decrease in accrued interest receivable                                     (454,190)        (316,366)
Increase in prepaid expenses and other assets                               (768,244)        (648,221)
Decrease in accrued interest payable                                         (67,935)         (47,333)
Increase in other liabilities                                                924,806          797,843
Provision for deferred income taxes                                          (78,163)         850,606
                                                                       -------------    -------------
  Net cash provided by operating activities                                3,590,329        3,062,348
                                                                       -------------    -------------
INVESTING ACTIVITIES:
Proceeds from sale of:
  Education loans                                                             15,301           42,641
  Real estate held for development                                                 0          688,706
  Real estate owned                                                           48,948                0
  Property and equipment                                                           0          176,555
Principal collected and proceeds from maturities of investment
  securities held to maturity                                             32,485,161       35,533,268
Proceeds from maturities of investment securities available for sale      16,577,021       16,372,159
Principal collected on mortgage-backed securities held to maturity        20,763,373       48,033,512
Principal collected on loans, net                                         25,135,645       23,504,023
Loans originated or acquired, net                                        (27,955,402)     (36,263,074)
Purchase of investment securities and mortgage-backed securities
  held to maturity                                                       (50,184,757)    (111,591,237)
Purchase of investment securities and mortgage-backed securities
  available for sale                                                     (26,138,938)     (38,645,883)
Redemption of Federal Home Loan Bank stock                                    59,500          252,100
Purchase of office property and equipment                                   (380,585)      (2,515,827)
Net cash received from deposit purchase, net                                       0       16,539,246
                                                                       -------------    -------------
  Net cash used by investing activities                                   (9,574,733)     (47,873,811)
                                                                       -------------    -------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                      21,486,365       24,065,072
Net decrease in time deposits                                             (8,574,601)      (2,334,248)
Net decrease in FHLB advances                                             (1,191,047)         (41,056)
Increase in advances from borrowers for taxes and insurance                  154,412          237,570
Dividends paid on common stock                                              (194,576)        (193,914)
Net proceeds from issuance of common stock                                    10,000                0
                                                                       -------------    -------------
  Net cash provided by financing activities                               11,690,553       21,733,424
                                                                       -------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           5,706,149      (23,078,039)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            72,334,637       88,410,346
                                                                       -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  78,040,786    $  65,332,307
                                                                       =============    =============
Supplemental Disclosures:
  Cash paid for:
   Interest on deposits, advances, and other borrowings                $   4,506,856    $   5,322,314
   Income taxes                                                            1,050,000          867,500
  Non-cash investing and financing activities:
   Dividends declared and not paid at year end                               194,606          193,914
   Non-monetary transfers from loans to real estate owned
     through foreclosure                                                           0          209,575
   Investments purchased and not yet settled                              10,000,000                0

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
----------------------------------------------------------------------------------------------------------------------

                                                             Accumulated                                    Total
                        Common shares   Common   Paid-in    comprehensive     Retained     Treasury      Stockholders'
                         outstanding     stock   capital     income (loss)    earnings       stock          Equity
----------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2002         6,463,811  $794,981 $ 8,279,525   $ 1,216,053   $ 58,233,840  $(10,886,580)  $57,637,819
Net Income                                                                     1,839,923                   1,839,923
Other comprehensive
  income
    Unrealized loss
    on securities
    available for
    sale, net of
    taxes of $100,116                                            (154,843)                                  (154,843)
                                                                                                         -------------
Total comprehensive
  income                                                                                                   1,685,080
                                                                                                         -------------

Dividends declared
  ($.03)                                                                        (193,915)                   (193,915)
Exercise of stock
  options

----------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2003  6,463,811  $794,981 $ 8,279,525   $ 1,061,210   $ 59,879,848  $(10,886,580)  $59,128,984
----------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2003         6,485,877  $797,506 $ 8,507,333   $   802,239   $ 63,657,664  $(10,934,999)  $62,829,743
Net Income                                                                     2,077,887                   2,077,887
Other comprehensive
  income
    Unrealized gain
    on securities
    available for
    sale, net of
    taxes of $234,994                                             353,368                                    353,368
                                                                                                         -----------
Total comprehensive
  income                                                                                                   2,431,255
                                                                                                         -----------

Dividends declared
  ($.03)                                                                        (194,606)                   (194,606)
Exercise of stock
  options                       1,000       100       9,900                                                   10,000

----------------------------------------------------------------------------------------------------------------------
Balances at March 31, 2004  6,486,877  $797,606 $ 8,517,233   $ 1,155,607   $ 65,540,945  $(10,934,999)  $65,076,392
----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE
MONTHS ENDED MARCH 31, 2004 (UNAUDITED).

1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation (the "Corporation") contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The 2003 comparative Statement of Financial Condition was derived from the audited financial statements. The consolidated financial statements include the Corporation's principle subsidiary, Farmers & Mechanics Bank (the "Bank").

2-LONG-TERM DEBT
Long-Term Debt at March 31, 2004 and December 31, 2003 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. As of March 31, 2004 and 2003 the interest rate was 4.71% and 4.89%, respectively. The proceeds were used for the paydown in August 2002 of the $10.0 million subordinated debentures, expansion of the Bank's operations and general corporate purposes.

3-REGULATORY CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at March 31, 2004. The Bank's regulatory tangible and tier 1 (core) capital ratios are $75.6 million or 6.08% of total bank assets and $79.7 million or 16.37% for risk-based capital. FMS's consolidated capital ratio at March 31, 2004 totaled 5.20%.

4-STOCK OPTIONS
The Corporation maintains an incentive stock option plan. As permitted by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" the Corporation will continue to use the intrinsic value method of accounting for stock options. No options have been granted during the three months ended March 31, 2004 and 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004. The following discussion and analysis should be read with our financial statements and related notes included elsewhere in this report on Form 10-Q. FMS Financial Corporation (the "Corporation") may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The discussion and analysis in this report may contain "forward-looking statements" within the meaning of Section 21A of the Securities and Exchange Act of 1934.

These forward-looking statements involve risk and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Corporation's control). The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing. Such risks and uncertainities could cause actual results to differ materially from any future performance suggested in this report. The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

FINANCIAL CONDITION

Total Assets - at March 31, 2004 were $1.3 billion as compared with total assets at December 31, 2003 of $1.2 billion.

Investment Securities Held to Maturity - increased $22.4 million to $272.8 million at March 31, 2004 from $250.4 million at December 31, 2003 primarily due to purchases of $39.0 million in U.S. Agency Notes, $15.0 million in collateralized mortgage obligations (CMO's) and $1.1 million in Municipal Bonds, partially offset by principal paydowns of $13.4 million in CMO's, the maturity of $1.9 million in Municipal Bonds and calls of $17.2 million in U.S. Agency Notes during the period. Investment securities held to maturity at March 31, 2004 consisted of $250.0 million in fixed rate securities and $22.8 million in adjustable rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 2004 and December 31, 2003 follows:

                                               March 31, 2004                                December 31, 2003
------------------------------------------------------------------------------------   ------------------------------
                                             Gross         Gross        Estimated                         Estimated
                            Amortized     Unrealized     Unrealized       Market           Amortized        Market
                              Cost           Gains         Losses          Value              Cost          Value
------------------------------------------------------------------------------------   ------------------------------
U. S. Agency Notes        $ 93,922,398    $  357,664    $       (9)    $ 94,280,053      $ 72,256,272    $ 72,994,187
CMO's                      177,212,992     2,349,781      (334,905)     179,227,868       175,727,450     175,279,820
Municipal bonds              1,663,790         6,292                      1,670,082         2,399,540       2,404,563
------------------------------------------------------------------------------------   ------------------------------
Total                     $272,799,180    $2,713,737    $ (334,914)    $275,178,003      $250,383,262    $250,678,570
====================================================================================   ==============================

Investment Securities Available for Sale - increased $14.9 million to $164.1 million at March 31, 2004 from $149.2 million at December 31, 2003. The increase is the result of purchases of $21.0 million of U.S. Agency Notes, $5.0 million of mortgage-backed securities (MBS's) and $5.0 million of CMO's, partially offset by principal paydowns of $8.8 million of CMO's and MBS's, sales of $5.3 million, calls of U.S. Agency Notes of $2.5 million and $588 thousand in market adjustments at March 31, 2004. Investment securities available for sale consisted of $163.7 million in fixed rate securities and $400 thousand in adjustable rate securities at March 31, 2004. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 2004 and December 31, 2003 follows:

                                             March 31, 2004                           December 31, 2003
------------------------------------------------------------------------------------------------------------
                                          Gross        Gross        Estimated                     Estimated
                          Amortized     Unrealized   Unrealized       Market       Amortized        Market
                            Cost          Gains        Losses         Value           Cost          Value
------------------------------------------------------------------------------------------------------------
U. S. Agency Notes      $ 31,798,920   $   27,487   $  (37,727)   $ 31,788,680   $ 13,100,525   $ 13,188,525
CMO's                     49,174,688      425,570      (74,937)     49,525,321     48,250,773     48,419,522
MBS's                     81,260,914    1,637,756      (69,316)     82,829,354     86,559,090     87,622,815
                        ---------------------------------------------------------- -------------------------
Total                   $162,234,522   $2,090,813   $ (181,980)   $164,143,355   $147,910,388   $149,230,862
=============================================================================== ============================

Loans, net - increased $2.7 million to $405.3 million at March 31, 2004 from $402.6 million at December 31, 2003. This increase was primarily the result of $28.0 million of loans originated, partially offset by approximately $25.1 million of principal collected on loans during the three months ended March 31, 2004. The following table shows loans receivable by major categories at the dates indicated.

                                      March 31,            December 31,
                                        2004                   2003
-----------------------------------------------------------------------

Mortgage Loans                    $  280,151,111         $  280,663,785
Construction Loans                       469,232              1,324,699
Commercial Construction                7,119,337              5,993,838
Consumer Loans                         3,114,966              3,186,549
Commercial Real Estate               105,910,580            104,352,118
Commercial Business                   13,687,151             12,180,496
-----------------------------------------------------------------------

Subtotal                             410,452,377            407,701,485
Less:
     Deferred loan fees                  650,124                687,877
     Allowance for
      loan losses                      4,484,197              4,407,552
-----------------------------------------------------------------------
Total loans, net                  $  405,318,056         $  402,606,056
-----------------------------------------------------------------------

At March 31, 2004, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $2.2 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $1.2 million of loans that were collectively measured for impairment with a valuation allowance of $28 thousand. The Bank had $4.5 million in total reserves for loan losses at March 31, 2004, representing approximately 202% of non-performing loans and 1.1% of total loans. For the three months ended March 31, 2004, the average recorded investment in impaired loans was approximately $2.2 million. The Bank recognized $28 thousand of interest income on impaired loans for the three months ended March 31, 2004, all of which was recognized on the cash basis.

As of March 31, 2004 the Bank had outstanding loan commitments of $21.5 million, of which $11.4 million represented variable rate loans and $10.1 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

                                                   March 31,   December 31,
                                                     2004         2003
                                                  ----------    ----------

Loans accounted for on a non-accrual basis:
Mortgage loans:
    One-to-four family                            $  983,064    $  507,317
    Commercial real estate                         1,032,349     1,188,504
    Consumer and other                                   812             -
                                                  ----------    ----------
        Total non-accrual loans                   $2,016,225    $1,695,821
                                                  ----------    ----------

    Troubled debt restructuring                   $1,014,980    $1,027,054
    Real estate owned, net                                 -        48,294
    Other non-performing assets                            -             -
                                                  ----------    ----------
    Total non-performing assets, net              $3,031,205    $2,771,169
                                                  ----------    ----------


    Total non-accrual loans to net loans                0.50%         0.42%
                                                  ==========    ==========
    Total non-accrual loans to total assets             0.16%         0.14%
                                                  ==========    ==========
    Total non-performing assets to total assets         0.24%         0.23%
                                                  ==========    ==========


Mortgage-Backed Securities Held to Maturity - decreased $21.4 million to $273.5 million at March 31, 2004 from $294.9 million at December 31, 2003. The decrease is the result of principal paydowns of $20.8 million. Mortgage-backed securities at March 31, 2004 consisted of $250.6 million in fixed rate securities and $22.9 million in adjustable rate securities. Mortgage-backed securities held to maturity at March 31, 2004 and December 31, 2003 are summarized below:

                                  March 31, 2004                                   December 31, 2003
------------------------------------------------------------------------  ---------------------------------
                                Gross         Gross
             Amortized       Unrealized     Unrealized       Estimated          Amortized        Estimated
                Cost            Gains         Losses       Market Value            Cost        Market Value
-------- ---------------------------------------------------------------  ---------------------------------
GNMA     $   11,995,088   $    624,772   $      (397)    $   12,619,463    $   13,948,013   $   14,684,540

FNMA        180,106,374      4,418,290       (30,231)       184,494,433       194,437,708      197,881,404

FHLMC        81,397,033      1,424,999      (103,347)        82,718,685        86,529,885       87,076,088

-------- ---------------------------------------------------------------  ---------------------------------
Total    $  273,498,495   $  6,468,061   $  (133,975)    $  279,832,581    $  294,915,606   $  299,642,032
======== ===============================================================  =================================

Deposits - increased $12.9 million to $905.9 million at March 31, 2004 from $893.0 million at December 31, 2003. Checking accounts increased $8.6 million, non-interest bearing checking accounts increased $7.4 million, and savings accounts increased $5.3 million for the three months ended March 31, 2004. These increases were partially offset by a decrease in certificate of deposit accounts of $8.6 million during this period. Interest credited to depositors accounts for the three months ended March 31, 2004 amounted to $1.3 million. The following table sets forth certain information concerning deposits at the dates indicated.


                                         March 31, 2004                                  December 31, 2003
---------------------------------------------------------------------------------------------------------------------
                                             Percent         Weighted                        Percent       Weighted
                                             of Total        Average                         of Total       Average
                             Amount          Deposits          Rate           Amount         Deposits        Rate
---------------------------------------------------------------------------------------------------------------------
Non-interest checking       $165,010,048      18.21%          0.00%          $157,637,346     17.65%         0.00%
Checking accounts            195,138,158      21.54%          0.55%           186,572,464     20.89%         0.55%
Savings accounts             193,569,457      21.37%          0.56%           188,235,776     21.08%         0.69%
Money market accounts        132,942,303      14.68%          0.65%           132,728,015     14.87%         0.78%
Certificates                 219,258,296      24.20%          1.89%           227,832,897     25.51%         2.40%
---------------------------------------------------------------------------------------------------------------------
   Total Deposits           $905,918,262     100.00%          0.81%          $893,006,498    100.00%         1.01%
=====================================================================================================================


Borrowings - at March 31, 2004 amounted to $235.0 million. Borrowings consisted of $225.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.08% and $10.0 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.12%. At December 31, 2003, borrowings consisted of $225.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.08% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.56%.

Long-term debt - at March 31, 2004 and December 31, 2003 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. At March 31, 2004 and 2003 the interest rate was 4.71% and 4.89%, respectively.

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

The Corporation recorded net income for the three months ended March 31, 2004 of $2.1 million, or $.32 diluted earnings per share as compared to $1.8 million, or $.28 diluted earnings per share for the comparable period in 2003.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:


                                                            Three Months Ended March 31,
-----------------------------------------------------------------------------------------------------------------
                                                  2004                                       2003
-----------------------------------------------------------------------------------------------------------------
                                       Average               Average          Average                   Average
                                       Balance  Interest    Yield/Rate        Balance      Interest    Yield/Rate
                                   ------------------------------------------------------------------------------
                                                                (Dollars in Thousands)
Interest-earning assets:
    Loans receivable               $   408,995  $  6,052       5.92%      $   376,046      $  6,226       6.62%
    Interest-bearing deposits           41,206       105       1.02%           46,127           156       1.35%
    Mortgage-backed securities         361,008     3,941       4.37%          391,788         4,536       4.63%
    Investment securities              318,363     3,543       4.45%          227,107         2,514       4.43%
                                   -----------------------------------------------------------------------------
Total interest-earning
        assets                       1,129,572    13,641       4.83%        1,041,068        13,432       5.16%
                                   -----------------------------------------------------------------------------

Interest-bearing liabilities:
    Checking deposits                  342,684       256       0.30%          288,712           282       0.39%
    Savings deposits                   189,026       260       0.55%          167,152           419       1.00%
    Money market deposits              131,104       213       0.65%          126,227           343       1.09%
    Certificates of deposits           222,907     1,051       1.89%          221,978         1,557       2.81%
    Borrowings                         235,545     2,355       4.00%          236,223         2,342       3.97%
    Long-Term Debt                      25,774       304       4.72%           25,774           332       5.15%
                                   -----------------------------------------------------------------------------
Total interest-bearing
        liabilities                $ 1,147,040     4,439       1.55%      $ 1,066,066         5,275       1.98%
                                   ===========----------------------------===========---------------------------
Net interest income                             $  9,202                                   $  8,157
                                                ========                                   ========
Interest rate spread                                           3.28%                                      3.18%
                                                               =====                                     ======
Net yield on average
  interest-earning assets                                      3.26%                                      3.13%
                                                               =====                                     ======
Ratio of average
  interest-earning assets
  to average interest-bearing
  liabilities                                                 98.48%                                     97.66%
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

                                       Three Months Ended March 31,
                                              2004 vs. 2003
                                  Increase (Decrease) due to Change in:
                                  -------------------------------------
                                            Rate Volume Total
                                             (In Thousands)
                                      -----------------------------
Interest income:
    Loans receivable                  $  (720)   $   546    $  (174)
    Interest-bearing deposits             (34)       (17)       (51)
    Mortgage-backed securities           (239)      (356)      (595)
    Investment securities                  19      1,010      1,029
                                      -----------------------------

    Total change - interest income       (974)     1,183        209
                                      -----------------------------
Interest expense:
    Checking deposits                     (79)        53        (26)
    Savings deposits                     (214)        55       (159)
    Money market deposits                (143)        13       (130)
    Certificates of deposits             (513)         7       (506)
    Borrowings                             20         (7)        13
    Long-Term Debt                        (28)         -        (28)
                                      -----------------------------
    Total change - interest expense      (957)       121       (836)
                                      -----------------------------

Net change in net interest income     $   (17)   $ 1,062    $ 1,045
                                      =============================

Net Interest Income - for the three months ended March 31, 2004 totaled $9.2 million. Net interest income for the three months ended March 31, 2004 increased $1.0 million compared to the same period in 2003 due primarily to an increase in interest income on investment securities of $1.0 million coupled with decreases in interest expense on all deposit products of $821 thousand and long term debt of $28 thousand, partially offset by decreases in interest income on mortgage-backed securities of $595 thousand and interest income on loans of $174 thousand.

Interest income on investment securities increased $1.0 million to $3.5 million for the three months ended March 31, 2004 from $2.5 million for the same period in 2003. The average balance of investment securities increased $91.3 million to $318.4 million for the three months ended March 31, 2004 from $227.1 million for the same period in 2003, which resulted in a volume increase in interest income of $1.0 million. The increase in the average volume during this period is due to purchases of $411.4 million, partially offset by investment calls and maturities of $104.8 million and principal paydowns of $222.5 million since March 31, 2003. The average yield of the investment portfolio increased 2 basis points to 4.45% for the quarter ended March 31, 2004 from 4.43% for the same period in 2003, which resulted in an interest income increase of $19 thousand due to rate changes.

Interest expense on time deposits decreased $506 thousand to $1.1 million for the three months ended March 31, 2004 from $1.6 million for the same period in 2003. The average rate on time deposits decreased 92 basis points to 1.89% for the quarter ended March 31, 2004 from 2.81% for the same period in 2003, which resulted in a decrease in interest expense of $513 thousand. The average balance of time deposits increased $929 thousand to $222.9 million for the three months ended March 31, 2004 from $222.0 million for the same period in 2003, which resulted in a volume increase in interest expense of $7 thousand.

Interest expense on checking deposits decreased $26 thousand to $256 thousand for the three months ended March 31, 2004 from $282 thousand for the same period in 2003. The average rate on checking deposits decreased 9 basis points to 0.30% for the quarter ended March 31, 2004 from 0.39% for the same period in 2003, which resulted in a decrease in interest expense of $79 thousand. The average balance of checking deposits increased $54 million to $342.7 million for the three months ended March 31, 2004 from $288.7 million for the same period in 2003, which resulted in a volume increase in interest expense of $53 thousand.

Interest expense on savings deposits decreased $159 thousand to $260 thousand for the three months ended March 31, 2004 from $419 thousand for the same period in 2003. The average rate on savings deposits decreased 45 basis points to 0.55% for the quarter ended March 31, 2004 from 1.00% for the same period in 2003, which resulted in a rate decrease in interest expense of $214 thousand. The average balance of savings deposits increased $21.9 million to $189.0 million for the quarter ended March 31, 2004 from $167.2 million for the same period in 2003, which resulted in an increase in interest expense of $55 thousand.

Interest expense on money market deposits decreased $130 thousand to $213 thousand for the three months ended March 31, 2004 from $343 thousand for the same period in 2003. The average rate on money market deposits decreased 44 basis points to 0.65% for the quarter ended March 31, 2004 from 1.09% for the same period in 2003, which resulted in a decrease in interest expense of $143 thousand. The average balance of money market deposits increased $4.9 million to $131.1 million for the three months ended March 31, 2004 from $126.2 million for the same period in 2003, which resulted in a volume increase in interest expense of $13 thousand.

Interest expense on long term debt decreased $28 thousand to $304 thousand for the three months ended March 31, 2004 from $332 thousand for the same period in 2003. The average rate decreased 43 basis points to 4.72% for the three months ended March 31, 2004 from 5.15% for the same period in 2003, which lowered interest expense on long-term debt $28 thousand due to rate changes.

Interest income on mortgage-backed securities ("MBS") decreased by $595 thousand to $3.9 million for the three months ended March 31, 2004 from $4.5 million for the same period in 2003. The average balance of MBS's decreased $30.8 million to $361.0 million for the three months ended March 31, 2004 from $391.8 million for the same period in 2003, which resulted in an interest income volume decrease of $356 thosand. The decrease in the average balance during this period was due to principal paydowns of $175.7 million, partially offset by purchases of MBS's of $132.0 million from the first quarter of 2003. The average yield of the MBS portfolio decreased 26 basis points to 4.37% for the quarter ended March 31, 2004 from 4.63% for the same period in 2003, which resulted in an interest income decrease of $239 thousand due to changes in rates.

Interest income on loans decreased $174 thousand to $6.1 million for the three months ended March 31, 2004 from $6.2 million for the same period in 2003. The average rate on loans decreased 70 basis points to 5.92% for the three months ended March 31, 2004 from 6.62% for the same period in 2003, which resulted in a decrease in interest income of $720 thousand due to rate changes. The average balance of the loan portfolio increased $33.0 million to $409.0 million for the three months ended March 31, 2004 from $376.0 million for the same period in 2003, which resulted in a volume increase in interest income of $546 thousand. The increase in the average balance is principally due to loan originations of $171.0 million since the first quarter of 2003, partially offset by principal collected on loans of $139.3 million during this period.

Interest expense on borrowings increased $13 thousand to $2.4 million for the three months ended March 31, 2004 from $2.3 million for the same period in 2003. The average rate paid on borrowings increased 3 basis points to 4.00% for the quarter ended March 31, 2004 from 3.97% for the same period in 2003, which resulted in an increase in interest expense of $20 thousand due to rate changes. The average balance of borrowings decreased $678 thousand to $235.5 million at March 31, 2004 from $236.2 million for the same period in 2003, which resulted in a volume decrease in interest expense of $7 thousand.

Critical Accounting Estimate-Provision for Loan Losses - A critical accounting estimate is the provision for loan losses. The provision increased $15 thousand to $75 thousand for the three months ended March 31, 2004 from $60 thousand for the same period in 2003. At March 31, 2004 the allowance for loan losses amounted to $4.5 million compared to $4.4 million at December 31, 2003. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three month period ended March 31, 2004 was $1.4 million compared to $1.6 million for the same period in 2003. The decrease from 2003 is due to the $601 thousand gain on sale of real estate held for development sold in January 2003, partially offset by a $100 thousand gain on the sale of investment securities during the quarter ended March 31, 2004.

Operating Expenses - for the three month period ended March 31, 2004 totaled $7.0 million compared to $6.6 million for the same period in 2003. The increase in operating expenses was due to an increase in salaries and benefits, occupancy and equipment and amortization of core deposit intangible.

Salaries and Employee Benefits - for the three month period ended March 31, 2004 were $4.1 million compared to $3.8 million for the same period in 2003. The increase was primarily due to annual compensation increases and additional staff in one new branch opened since the first quarter of 2003. Average full time equivalent employees at March 31, 2004 were 512 as compared to 503 at March 31, 2003.

Occupancy and Equipment- for the three month period ended March 31, 2004 were $1.4 million compared to $1.3 million for the same period in 2003. This increase is due to additional depreciation and occupancy expense on the new branch office opened since the first quarter of 2003.

Amortization of core deposit intangible - for the three month period ended March 31, 2004 totaled $179 thousand. The increase is due to the five year write-off of the premiums paid to acquire two existing bank branches in Florence and Tabernacle, NJ in 2003.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the three months ended March 31, 2004 from the information presented in the annual report on Form 10-K for the year ended December 31, 2003.

ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.
    ------------------------------------------------
Based on their evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Corporation's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal  controls over financial  reporting.
    --------------------------------------------------------
During the quarter under report, there was no change in the Corporation's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II.     OTHER INFORMATION
             -----------------

     Item 1: Legal Proceedings
     ------- -----------------

             None


     Item 2: Changes in  Securities,  Use of Proceeds  and Issuer  Purchases of
     ------- ------------------------------------------------------------------
             Equity Securities
             -----------------

             None


     Item 3: Defaults Upon Senior Securities
     ------- -------------------------------

             None


     Item 4: Submission of Matters to Vote of Security of Holders
     ------- ----------------------------------------------------

               The Annual Meeting of Stockholders of the Company was held on April 29, 2004 and the following matters were presented:

               The Election of Directors: Roy D. Yates, George J. Barber and and Dominic W. Flamini were re-elected as directors for terms of three years ending 2007 and until their successors are elected and qualified. Mr. Yates received 5,829,209 votes in favor and 129,738 votes were withheld; Mr. Barber received 5,822,723 votes in favor and 136,224 votes were withheld; Mr Flamini received 5,904,595 votes in favor and 54,352 were withheld.

               Ratification of the appointment of PricewaterhouseCoopers LLP the Company's auditors for the 2004 fiscal year: Price WaterhouseCoopers LLP was ratified as the Company's auditors with 5,916,696 votes for, 27,595 votes against and 14,656 abstentions.

     Item 5: Other Information
     ------- -----------------

             None

     Item 6: Exhibits and Reports on Form 8-K
     ------- --------------------------------

               (a)  31   Certifications   pursuant   to   Section   302  of  the
                         Sarbances-Oxley Act of 2002.

               (b)  32   Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002.

               (c) The Company filed a Form 8-K on April 29, 2004 reporting the Company's earnings for the three months ended March 31, 2004.

                                S I G N A T U R E

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMS FINANCIAL CORPORATION




Date: May 12, 2004                         /s/Craig W. Yates
                                           -------------------------------------
                                           Craig W. Yates
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 12, 2004                         /s/Channing L. Smith
                                           -------------------------------------
                                           Channing L. Smith
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)