Form 10-Q
period 2004-06-30
FMS FINANCIAL CORP
filed 2004-08-10
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
---
     Act of 1934

     For  the quarterly period ended June 30, 2004

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

         As of August 6, 2004 there were issued and outstanding 6,500,960 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                                  JUNE 30, 2004
                                  -------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                       Page
                                                                                       ----
PART I - Financial Information
------------------------------

         Item 1 - Financial Statements

                  Consolidated Statements of Financial Condition as of
                           June 30, 2004 (unaudited) and December 31, 2003...............1

                  Consolidated Statements of Operations (unaudited)
                           for the three and six months ended
                           June 30, 2004 and June 30, 2003...............................2

                  Consolidated Statements of Cash Flows (unaudited)
                           for the six months ended June 30, 2004
                           and June 30, 2003.............................................3

                  Consolidated Statements of Changes in Stockholders' Equity
                           (unaudited) for the six months ended June 30, 2004 and
                           June 30, 2003.................................................4

                  Notes to Consolidated Financial Statements........................5 -  6

         Item 2 - Management's Discussion and Analysis of
                           Financial Condition and Results of Operations............6 - 17

         Item 3 - Disclosure about Market Risk..........................................18

         Item 4 - Controls and Procedures...............................................18

PART II - Other Information
---------------------------

         Item 1 - Legal Proceedings.....................................................19
         Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases
                           of Equity Securities.........................................19
         Item 3 - Defaults Upon Senior Securities.......................................19
         Item 4 - Submission of Matters to Vote Security of Holders.....................19
         Item 5 - Other Information.....................................................19
         Item 6 - Exhibits and Reports on Form 8-K......................................19
         Signatures.....................................................................20


FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                             June 30, 2004       December 31, 2003

----------------------------------------------------------------------------------------------------------------------------------

ASSETS
----------------------------------------------------------------------------------------------------------------------------------

                 Cash and amounts due from depository institutions                        $       40,595,523   $       41,022,232
                 Interest-bearing deposits                                                            63,291              142,929
                 Short term funds                                                                 53,673,058           31,169,476

                                                                                          ------------------   ------------------
                                      Total cash and cash equivalents                             94,331,872           72,334,637
                 Investment securities held to maturity                                          189,176,335          250,383,262
                 Investment securities available for sale                                        169,987,586          149,230,862
                 Loans, net                                                                      419,173,791          402,606,056
                 Mortgage-backed securities held to maturity                                     311,266,421          294,915,606
                 Accrued interest receivable                                                       5,603,511            5,203,748
                 Federal Home Loan Bank stock                                                     11,750,120           11,809,620
                 Real estate owned, net                                                                    0               48,294
                 Office properties and equipment, net                                             31,188,366           31,429,069
                 Deferred income taxes                                                             2,034,218            2,043,909
                 Core deposit intangible                                                           2,950,134            3,308,238
                 Prepaid expenses and other assets                                                 2,103,730            1,603,294
                 FMS Statutory Trust 1 issue costs, net                                              601,233              640,154

                                                                                          -------------------  ------------------
TOTAL ASSETS                                                                              $    1,240,167,317   $    1,225,556,749
                                                                                          ===================  ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------------

Liabilities:
                 Deposits                                                                 $      907,516,125   $      893,006,498
                 Securities sold under agreements to repurchase                                  225,000,000          225,000,000
                 Advances from the Federal Home Loan Bank                                         10,000,000           11,191,047
                 FMS Statutory Trust 1 debentures                                                 25,774,000           25,774,000
                 Advances by borrowers for taxes and insurance                                     2,439,394            2,142,499
                 Accrued interest payable                                                          1,279,011            1,319,501
                 Dividends payable                                                                   195,029              194,576
                 Other liabilities                                                                 2,605,180            4,098,885
                                                                                          ------------------   ------------------
                 Total liabilities                                                             1,174,808,739        1,162,727,006
                                                                                          ------------------   ------------------

Commitments and contingencies
Stockholders' Equity:
                 Preferred stock - $.10 par value 5,000,000  shares  authorized;
                 none issued
                 Common  stock - $.10 par value  10,000,000  shares
                 authorized; shares issued 7,990,142 and 7,975,059 and shares outstanding 6,500,960
                                      and 6,485,877 as of June 30, 2004
                                      and December 31, 2003, respectively                            799,014              797,506
                 Paid-in capital in excess of par                                                  8,544,121            8,507,333
                 Accumulated other comprehensive income - net of deferred income taxes              (468,130)             802,239
                 Retained earnings                                                                67,418,572           63,657,664
                 Less:  Treasury stock (1,489,182 and 1,489,182 shares, at cost, as of
                                      June 30, 2004 and December 31, 2003, respectively)         (10,934,999)         (10,934,999)
                                                                                          ------------------   ------------------
Total stockholders' equity                                                                        65,358,578           62,829,743
                                                                                          ------------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $    1,240,167,317   $    1,225,556,749
                                                                                          ==================   ==================

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months ended                    Six Months ended
                                                                           June 30,                             June 30,
                                                          -------------------------------------- -----------------------------------
                                                                    2004                2003             2004            2003
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST  INCOME:
Interest income on:
  Loans                                                   $       6,059,107   $       6,058,727  $    12,110,883    $   12,284,453
  Mortgage-backed securities                                      4,072,439           3,770,334        8,013,004         8,306,479
  Investments                                                     3,453,157           2,608,387        7,102,094         5,278,711
                                                          ------------------  -----------------  ---------------    --------------
Total interest income                                            13,584,703          12,437,448       27,225,981        25,869,643
                                                          ------------------  -----------------  ---------------    --------------

INTEREST EXPENSE:
Interest expense on:
  Deposits                                                        1,825,981           2,236,527        3,606,190         4,837,741
  Borrowings                                                      2,345,984           2,365,150        4,700,898         4,707,350
  Long term debt                                                    335,240             327,575          639,038           659,142
                                                          ------------------  -----------------  ---------------    --------------
Total interest expense                                            4,507,205           4,929,252        8,946,126        10,204,233
                                                          ------------------  -----------------  ---------------    --------------

NET INTEREST INCOME                                               9,077,498           7,508,196       18,279,855        15,665,410
PROVISION FOR LOAN LOSSES                                            75,000              60,000          150,000           120,000
                                                          ------------------  -----------------  ---------------    --------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                               9,002,498           7,448,196       18,129,855        15,545,410
                                                          ------------------  -----------------  ---------------    --------------

OTHER INCOME (EXPENSE):
  Loan service charges and other fees                                29,932              19,920           59,176            43,734
  Gain on sale of real estate held for development, net                   0                   0                0           600,780
  Gain on sale of loans                                                   0                  22                1                51
  Gain on sale of investment securities                                   0             222,743          100,056           222,743
  Gain on disposal of fixed assets                                   46,080                   0           46,080          (141,151)
  Real estate owned operations, net                                  (3,284)             28,035           (4,547)           21,205
  Service charges on accounts                                     1,322,312           1,184,345        2,526,552         2,256,242
  Other income                                                       35,180              46,112           64,315            69,465
                                                          ------------------  -----------------  ---------------    --------------
Total other income                                                1,430,220           1,501,177        2,791,633         3,073,069
                                                          ------------------  -----------------  ---------------    --------------

OPERATING EXPENSES:
  Salaries and employee benefits                                  4,074,148           3,907,795        8,199,780         7,731,197
  Occupancy and equipment                                         1,302,436           1,360,201        2,682,092         2,688,716
  Purchased services                                                748,290             723,733        1,445,012         1,397,758
  Federal deposit insurance premiums                                 33,282              31,386           65,547            63,582
  Professional fees                                                 167,895             163,703          333,678           341,419
  Advertising                                                       104,063             117,245          216,026           232,856
  Amortization of core deposit intangible                           179,052              65,757          358,104            65,757
  Other                                                             364,166             442,754          701,350           924,915
                                                          -----------------   -----------------  ---------------    --------------

Total operating expenses                                          6,973,332           6,812,574       14,001,589        13,446,200
                                                          -----------------   -----------------  ---------------    --------------

INCOME BEFORE INCOME TAXES                                        3,459,386           2,136,799        6,919,899         5,172,279

INCOME TAXES                                                      1,386,729             836,827        2,769,355         2,032,384
                                                          -----------------   -----------------  ---------------    --------------

NET INCOME                                                $       2,072,657   $       1,299,972  $     4,150,544    $    3,139,895
                                                          =================   =================  ===============    ==============


BASIC EARNINGS PER COMMON SHARE                           $            0.32   $            0.20  $          0.64    $         0.49
                                                          ==================  =================  ===============    ==============

DILUTED EARNINGS PER COMMON SHARE                         $            0.32   $            0.20  $          0.64    $         0.48
                                                          ==================  =================  ===============    ==============

Dividends declared per common share                       $            0.03   $            0.03  $          0.06    $         0.06
                                                          =================   -----------------  ----------------   --------------

Weighted average common shares outstanding                        6,492,516           6,473,606        6,489,421         6,468,706
Potential dilutive effect of the exercise of stock options           37,920              45,208           38,631            39,763
                                                          -----------------   -----------------  ----------------   --------------
Adjusted weighted average common shares outstanding               6,530,436           6,518, 14        6,528 052         6,508,469
                                                          =================   =================  ===============    ==============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Six Months ended
                                                                                                   June 30,
                                                                              -----------------------------------------------
                                                                                         2004                    2003
-----------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
Net income                                                                    $            4,150,544    $          3,139,895
Adjustments to reconcile net income to net cash provided
   by operating activities:
  Provision for loan losses                                                                  150,000                 120,000
  Amortization and Depreciation                                                            3,920,945               4,069,921
Realized (gains) and losses on:
  Sale of loans                                                                                   (1)                    (51)
  Disposal and sale of fixed assets                                                          (46,080)                 141,151
  Sale of investment securities                                                             (100,056)               (222,743)
  Sale of real estate owned                                                                     (654)                (33,432)
  Gain on sale of real estate held for development, net
  Increase) Decrease in accrued interest receivable                                         (399,763)                133,471
Increase in prepaid expenses and other assets                                               (500,438)               (387,106)
Decrease in accrued interest payable                                                         (40,490)                (86,052)
(Decrease) Increase in other liabilities                                                    (648,911)                193,347
Provision for deferred income taxes                                                            9,691               1,066,866
                                                                              ----------------------    --------------------
  Net cash provided by operating activities                                                6,494,787               7,534,487
                                                                              ----------------------    --------------------
INVESTING ACTIVITIES:
Proceeds from sale of:
  Education loans                                                                             18,626                  53,203
  Real estate held for development                                                                 0                 688,706
  Real estate owned                                                                           48,948                 332,786
  Property and equipment                                                                     238,872                 149,281
Principal collected and proceeds from maturities of investment
  securities held to maturity                                                             61,641,762             103,407,336
Proceeds from maturities of investment securities available for sale                      31,714,385              65,468,657
Principal collected on mortgage-backed securities held to maturity                        60,467,501             104,979,136
Principal collected on loans, net                                                         46,439,992              52,645,034
Loans originated or acquired, net                                                        (63,229,673)            (71,889,087)
Purchase of investment securities and mortgage-backed
  securities held to maturity                                                            (79,100,923)           (244,796,070)
Purchase of investment securities and mortgage-backed
  securities available for sale                                                          (55,127,967)            (86,629,780)
Redemption of Federal Home Loan Bank stock                                                    59,500                 252,100
Purchase of office property and equipment                                                   (933,164)             (3,309,486)
Net cash received from deposit purchase, net                                                       0              16,539,246
                                                                              ----------------------    --------------------
  Net cash used by investing activities                                                    2,237,859            (62,108,938)
                                                                              ----------------------    --------------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                                      25,478,605              40,236,760
Net decrease in time deposits                                                            (10,968,978)             (4,126,312)
Net decrease in FHLB advances                                                             (1,191,047)                (41,056)
Increase in advances from borrowers for taxes and insurance                                  296,895                 368,327
Purchase of treasury stock                                                                         0                  (3,224)
Dividends paid on common stock                                                              (389,182)               (387,828)
Net proceeds from issuance of common stock                                                    38,296                 205,000
                                                                              ----------------------    --------------------
  Net cash provided by financing activities                                               13,264,589              36,251,667
                                                                              ----------------------    --------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          21,997,235             (18,322,784)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            72,334,637              88,410,346
                                                                              ----------------------    --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $           94,331,872    $         70,087,562
                                                                              ======================    ====================
Supplemental Disclosures:
  Cash paid for:
   Interest on deposits, advances, and other borrowings                       $            8,986,616    $         10,290,285
   Income taxes                                                                            3,918,000               2,255,500
  Non-cash investing and financing activities:
   Dividends declared and not paid at year end                                               195,029                 194,524
   Non-monetary transfers from loans to real estate owned
     through foreclosure                                                                           0                 209,575

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

---------------------------------------------------------------------------------------------------------------------  ------------

                                                                           Accumulated                                    Total
                                 Common shares    Common     Paid-in      comprehensive     Retained     Treasury      Stockholders'
                                 outstanding      stock      capital      income (loss)     earnings      stock           Equity
---------------------------------------------------------------------------------------------------------------------  ------------

Balances at December 31, 2003      6,463,811    $794,981   $ 8,279,525    $  1,216,053   $ 58,233,840  $(10,886,580)   $57,637,819
Net Income                                                                                  3,139,895                    3,139,895
Other comprehensive income
  Unrealized loss on securities
      available for sale, net of
      taxes of $353,419 and
      reclassificaton adjustment
      of $222,743                                                             (531,454)                                   (531,454)
                                                                                                                       -----------
Total comprehensive income                                                                                               2,608,441
                                                                                                                       -----------

Dividends declared ($.06)                                                                    (388,438)                    (388,438)
Exercise of stock options             20,500       2,050       202,950                                                     205,000
Purchase of common stock                (171)                                                                (3,224)        (3,224)

---------------------------------------------------------------------------------------------------------------------  -----------
Balances at June 30, 2003          6,484,140    $797,031   $ 8,482,475    $    684,599   $ 60,985,297  $(10,889,804)   $60,059,598

---------------------------------------------------------------------------------------------------------------------  -----------

Balances at December 31, 2003      6,485,877    $797,506   $ 8,507,333         802,239   $ 63,657,664   $10,934,999)   $62,829,743
Net Income                                                                                  4,150,544                    4,150,544
Other comprehensive income
  Unrealized gain on securities
      available for sale,
      net of taxes of ($844,794)                                            (1,270,369)                                 (1,270,369)
                                                                                                                       -----------
Total comprehensive income                                                                                               2,880,175
                                                                                                                       -----------

Dividends declared ($.06)                                                                    (389,636)                    (389,636)
Exercise of stock options             15,083       1,508        36,788                                                      38,296

----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2004          6,500,960    $799,014   $ 8,544,121       $(468,130)  $ 67,418,572  $(10,934,999)   $65,358,578
----------------------------------------------------------------------------------------------------------------------------------

FMS FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED).

1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes, which are incorporated by reference to the Corporation's annual report on Form 10-K for the year ended December 31, 2003. The consolidated financial statements include the Corporation's principle subsidiary, Farmers & Mechanics Bank (the "Bank").


2-LONG-TERM DEBT
Long-Term Debt at June 30, 2004 and December 31, 2003 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. At June 30, 2004 and 2003 the interest rate was 5.19% and 4.61%, respectively. The proceeds were used for the paydown in August 2002 of the $10.0 million subordinated debentures, expansion of the Bank's operations and general corporate purposes.


3-REGULATORY CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at June 30, 2004. The Bank's regulatory tangible and tier 1 (core) capital ratios are $78.1 million or 6.32% of total bank assets and $82.2 million or 16.63% for risk-based capital.


4-STOCK OPTIONS
The Corporation maintains an incentive stock option plan. As permitted by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" the Corporation will continue to use the intrinsic value method of accounting for stock options. No options have been granted during the six months ended June 30, 2004 and 2003.

5-PENSION PLAN- The Corporation maintains a defined benefit Pension Plan for active employees. The Corporation contributed $21 thousand to its Pension Plan during the six months ended June 30, 2004 and expects to contribute a total of approximately $826 thousand to its Pension Plan in 2004. The components of the net pension cost are as follows:

                                         Six Months ended June 30,
----------------------------------------------------------------------
                                          2004              2003
----------------------------------------------------------------------
Service cost                       $     (434,520)  $     (358,307)
Interest cost                            (282,184)        (243,193)
Return on assets                          316,100          230,728
Net amortization and deferral              (6,134)         (29,456)
----------------------------------------------------------------------
Net periodic pension cost          $     (406,738)  $     (400,228)
----------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004.

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

These forward-looking statements involve risk and uncertainties, such as statements of the Corporation's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Corporation's control). The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. The following factors, among others, could cause the Corporation's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Corporation conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the board of governors of the federal reserve system, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Corporation and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Corporation's products and services; the success of the Corporation in gaining regulatory approval of its products and services, when required; the impact of changes in financial services laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Corporation at managing the risks involved in the foregoing. Such risks and uncertainties could cause actual results to differ materially from any future performance suggested in this report. The Corporation cautions that the foregoing list of important factors is not exclusive. The Corporation undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this report. This caution is made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

FINANCIAL CONDITION

Total Assets - at June 30, 2004 were $1.24 billion as compared with total assets at December 31, 2003 of $1.23 billion.

Short Term Funds - increased $22.5 million to $53.7 million at June 30, 2004 from $31.2 million at December 31, 2003 due to cash prepayment of investments.

Investment Securities Held to Maturity - decreased $61.2 million to $189.2 million at June 30, 2004 from $250.4 million at December 31, 2003 primarily due to a reclassification of securities from pass-thru investments to mortgage-backed securities (MBS's) held to maturity of $64.9 million, calls of $30.2 million in U.S. Agency Notes, principal paydowns of $29.5 million in collateralized mortgage obligations (CMO's) and the maturity of $1.9 million in municipal bonds, partially offset by purchases of $62.6 million in U.S. Agency Notes, $1.6 million of CMO's and $1.4 million of municipal bonds during the period. Investment securities held to maturity at June 30, 2004 consisted of $189.2 million in fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of June 30, 2004 and December 31, 2003 follows:

                                                June 30, 2004                                       December 31, 2003
----------------------------------------------------------------------------------------   ----------------------------------
                                             Gross            Gross          Estimated                            Estimated
                        Amortized         Unrealized        Unrealized        Market           Amortized            Market
                           Cost              Gains            Losses           Value              Cost              Value
----------------------------------------------------------------------------------------   ----------------------------------
U. S. Gov't Agencies $  104,565,647    $    414,284  $    (1,423,919)   $    103,556,012   $    72,256,272    $    72,994,187
CMO's                    82,742,598         116,735       (2,206,442)         80,652,891       175,727,450        175,279,820
Municipal bonds           1,868,090           3,211                0           1,871,301         2,399,540          2,404,563
----------------------------------------------------------------------------------------   ----------------------------------
Total                $  189,176,335    $    534,230  $    (3,630,361)   $    186,080,204   $   250,383,262    $   250,678,570
========================================================================================   ==================================


Investment Securities Available for Sale - increased $20.8 million to $170.0 million at June 30, 2004 from $149.2 million at December 31, 2003. The increase is the result of purchases of $31.0 million of U.S. Agency Notes, $19.0 million of CMO's and $5.0 million of mortgage-backed securities (MBS's), partially offset by principal paydowns of $23.9 million of CMO's and MBS's, $2.4 million of calls of U.S. Agency Notes, sales of $5.3 million of CMO's and MBS's and $2.1 million in market adjustments at June 30, 2004. Investment securities available for sale consisted of $169.6 million in fixed rate securities and $365 thousand in adjustable rate securities at June 30, 2004. A comparison of cost and approximate market values of investment securities available for sale as of June 30, 2004 and December 31, 2003 follows:

                                                June 30, 2004                                   December 31, 2003
------------------------------------------------------------------------------------    ---------------------------------
                                             Gross            Gross       Estimated                           Estimated
                        Amortized         Unrealized        Unrealized     Market          Amortized            Market
                           Cost              Gains            Losses        Value             Cost              Value
-------------------------------------------------------------------------------------   ---------------------------------
U. S. Gov't Agencies   $    41,768,298  $         0     $   (487,203)   $  41,281,095   $     13,100,525  $    13,188,525
CMO's                       42,669,606      154,089         (648,997)      42,174,698         48,250,773       48,419,522
MBS's                       86,344,371      810,491         (623,069)      86,531,793         86,559,090       87,622,815

-------------------------------------------------------------------------------------   ---------------------------------
Total                  $   170,782,275  $   964,580     $ (1,759,269)   $ 169,987,586   $    147,910,388  $   149,230,862
=====================================================================================   =================================

Loans, net - increased $16.6 million to $419.2 million at June 30, 2004 from $402.6 million at December 31, 2003. This increase was primarily the result of $63.2 million of loans originated, partially offset by approximately $46.4 million of principal collected on loans during the six months ended June 30, 2004. The following table shows loans receivable by major categories at the dates indicated.
                                 June 30, 2004           December 31, 2003

                           -----------------------------------------------

Mortgage Loans             $       282,982,777     $           280,663,785
Construction Loans                     427,015                   1,324,699
Commercial Construction              9,730,113                   5,993,838
Consumer Loans                       3,041,518                   3,186,549
Commercial Real Estate             112,036,765                 104,352,118
Commercial Business                 16,088,333                  12,180,496

                           --------------------    -----------------------

Subtotal                           424,306,521                 407,701,485
Less:
    Deferred loan fees                 574,577                     687,877
    Allowance for
     loan losses                     4,558,153                   4,407,552

                           -------------------     -----------------------

Total loans, net           $       419,173,791     $           402,606,056

                           -------------------     -----------------------


At June 30, 2004, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $1.8 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $793 thousand of loans that were collectively measured for impairment with a valuation allowance of $18 thousand. The Bank had $4.6 million in total reserves for loan losses at June 30, 2004, representing approximately 256% of non-accrual loans and 1.1% of total loans. For the six months ended June 30, 2004, the average recorded investment in impaired loans was approximately $2.0 million. The Bank recognized $66 thousand of interest income on impaired loans for the six months ended June 30, 2004, all of which was recognized on the cash basis.

As of June 30, 2004 the Bank had outstanding loan commitments of $21.0 million, of which $15.3 million represented variable rate loans and $5.7 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.


                                                     June 30, 2004    December 31, 2003
                                                  ------------------------------------------

Loans accounted for on a non-accrual basis:
Mortgage loans:
    One-to-four family                                     419,948    $     507,317
    Commercial real estate                                 998,303        1,188,504
    Consumer and other                                           0                0
                                                  -----------------  ---------------
       Total non-accrual loans                        $  1,418,251    $   1,695,821
                                                  -----------------  ---------------

    Troubled debt restructuring                       $    810,708    $   1,027,054
    Real estate owned, net                                       0           48,294
    Other non-performing assets                                  0                0
                                                  -----------------  ---------------
    Total non-performing assets, net                  $  2,228,959    $   2,771,169
                                                  -----------------  ---------------


    Total non-accrual loans to net loans                      0.34%            0.42%
                                                  =================  ===============
    Total non-accrual loans to total assets                   0.11%            0.14%
                                                  =================  ===============
    Total non-performing assets to total assets               0.18%            0.23%
                                                  =================  ===============


Mortgage-Backed Securities Held to Maturity - increased $16.4 million to $311.3 million at June 30, 2004 from $294.9 million at December 31, 2003. The increase is the result of purchases of $13.4 million of pass-thru securities and a reclassification of $64.9 million of pass-thru securities from investments held to maturity, partially offset by principal paydowns of $60.5 million. Mortgage-backed securities at June 30, 2004 consisted of $269.4 million in fixed rate securities and $41.8 million in adjustable rate securities. Mortgage-backed securities held to maturity at June 30, 2004 and December 31, 2003 are summarized below:

                                      June 30, 2004                                                December 31, 2003
------------------------------------------------------------------------------------------  ----------------------------------
                                            Gross            Gross
                        Amortized        Unrealized       Unrealized         Estimated           Amortized         Estimated
                          Cost              Gains           Losses          Market Value           Cost          Market Value
------------------------------------------------------------------------------------------  ----------------------------------

GNMA                $    10,143,919     $    431,462   $        (327)     $    10,575,054    $    13,948,013    $   14,684,540

FNMA                    159,934,626        2,241,570      (1,028,920)         161,147,276        194,437,708       197,881,404

FHLMC                    73,082,249          579,814      (1,026,100)          72,635,963         86,529,885        87,076,088


Pass-Thru                68,105,627          414,832        (551,772)          67,968,687                  0                 0

-----------------------------------------------------------------------------------------   ----------------------------------
Total               $   311,266,421     $  3,667,678   $  (2,607,119)     $   312,326,980    $   294,915,606$   $  299,642,032
=========================================================================================   ==================================

Deposits - increased $14.5 million to $907.5 million at June 30, 2004 from $893.0 million at December 31, 2003. Non-interest bearing checking accounts increased $13.5 million, savings accounts increased $9.4 million, interest-bearing checking accounts increased $1.6 million, money market accounts increased $940 thousand and certificates of deposits decreased $11.0 million for the six months ended June 30, 2004. Interest credited to depositors accounts for the six months ended June 30, 2004 amounted to $3.6 million. The following table sets forth certain information concerning deposits at the dates indicated.



                                         June 30, 2004                        December 31, 2003
------------------------------------------------------------------------------------------------------------
                                              Percent    Weighted                 Percent      Weighted
                                             of Total     Average                 of Total      Average
                              Amount         Deposits      Rate        Amount     Deposits       Rate
------------------------------------------------------------------------------------------------------------
Non-interest checking       $171,178,091      18.86%       0.00%     $157,637,346   17.65%        0.00%
Checking accounts            188,211,669      20.74%       0.64%      186,572,464   20.89%        0.55%
Savings accounts             197,594,108      21.77%       0.55%      188,235,776   21.08%        0.69%
Money market accounts        133,668,338      14.73%       0.65%      132,728,015   14.87%        0.78%
Certificates                 216,863,919      23.90%       1.85%      227,832,897   25.51%        2.40%
-------------------------------------------------------------------------------------------------------------
   Total Deposits           $907,516,125      100.00%      0.80%     $893,006,498  100.00%        1.01%
=============================================================================================================


Borrowings - at June 30, 2004 amounted to $235.0 million. Borrowings consisted of $225.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.08% and $10.0 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.57%. At December 31, 2003 borrowings consisted of $225.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.08% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.78%.

Long-term debt - at June 30, 2004 and December 31, 2003 consisted of $25.0 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. At June 30, 2004 and 2003 the interest rate was 5.19% and 4.61%, respectively.

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

The Corporation recorded net income for the three months ended June 30, 2004 of $2.1 million, or $.32 diluted earnings per share as compared to $1.3 million, or $.20 diluted earnings per share for the comparable period in 2003. The Corporation recorded net income for the six months ended June 30, 2004 of $4.2 million, or $.64 diluted earnings per share as compared to $3.1 million, or $.48 diluted earnings per share for the comparable period in 2003.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                                               Three Months
                                                                              Ended June 30,
----------------------------------------------------------------------------------------------------------------------------------
                                                         2004                                               2003
-------------------------------------------------------------------------------- -------------------------------------------------
                                       Average                           Average         Average                          Average
                                       Balance          Interest       Yield/Rate        Balance           Interest     Yield/Rate
                                ---------------- ---------------- -------------- ------------------ --------------- --------------
                                                                          Dollars in Thousands)
Interest-earning assets:
  Loans receivable              $       416,013  $         6,059          5.83%  $         381,737  $        6,059          6.35%
  Interest-bearing deposit               60,211              151          1.00%             43,540             131          1.20%
  Mortgage-backed securities            380,660            4,072          4.28%            367,474           3,770          4.10%
  Investment securities                 291,120            3,303          4.54%            279,957           2,477          3.54%
                                ---------------- ---------------- -------------- ------------------ --------------- --------------
Total interest-earning
      assets                          1,148,004           13,585          4.73%          1,072,708          12,437          4.64%
                                ---------------- ---------------- -------------- ------------------ --------------- --------------

Interest-bearing liabilities:
  Checking deposits                     367,215              359          0.39%            306,865             238          0.31%
  Savings deposits                      197,034              271          0.55%            180,478             300          0.66%
  Money Market depsoits                 132,194              215          0.65%             91,798             236          1.03%
  Time deposit                          217,883              981          1.80%            228,478           1,462          2.56%
  Borrowings                            235,000            2,346          3.99%            236,191           2,365          4.01%
  Long-Term Debt                         25,774              335          5.20%             25,774             328          5.09%
                                ---------------- ---------------- -------------- ------------------ --------------- --------------
Total interest-bearing
      liabilities               $     1,175,100            4,507          1.53%  $       1,069,584           4,929          1.84%
                                ================ ---------------- -------------- ================== --------------- --------------
Net interest income                              $         9,078                                    $        7,508
                                                 ================                                   ===============
Interest rate spread                                                      3.20%                                             2.79%
                                                                  ==============                                    ==============

Net yield on average
      interest-earning assets                                             3.16%                                             2.80%
                                                                  ==============                                    ==============

Ratio of average interest-
  earning assets to average
  interest -bearing liabilities                                          97.69%                                           100.29%
                                                                  ==============                                    ==============

                                                                        Six Months Ended June 30,
-----------------------------------------------------------------------------------------------------------------------------------
                                                         2004                                               2003
-------------------------------------------------------------------------------- -------------------------------------------------
                                       Average                           Average         Average                         Average
                                       Balance          Interest       Yield/Rate        Balance           Interest     Yield/Rate
                                  -------------- ---------------- -------------- ------------------ --------------- --------------
                                                                          (Dollars in Thousands)
Interest-earning assets:
  Loans receivable              $       412,504  $        12,111          5.87%  $         378,892  $       12,284          6.48%
  Interest-bearing deposit               38,466              255          1.33%             44,833             287          1.28%
  Mortgage-backed securities            372,755            8,013          4.30%            379,631           8,306          4.38%
  Investment securities                 309,504            6,847          4.42%            253,532           4,992          3.94%
                                ---------------- ---------------- -------------- ------------------ --------------- --------------
Total interest-earning
      assets                          1,133,229           27,226          4.81%          1,056,888          25,869          4.90%
                                ---------------- ---------------- -------------- ------------------ --------------- --------------

Interest-bearing liabilities:
  Checking deposits                     354,950              615          0.35%            297,788             519          0.35%
  Savings deposits                      193,030              531          0.55%            173,815             719          0.83%
  Money Market depsoits                 131,649              428          0.65%            128,593             580          0.90%
  Time deposit                          220,395            2,032          1.84%            225,228           3,020          2.68%
  Borrowings                            235,272            4,701          4.00%            236,207           4,707          3.99%
  Long-Term Debt                         25,774              639          4.96%             25,774             659          5.11%
                                ---------------- ---------------- -------------- ------------------ --------------- --------------
Total interest-bearing
      liabilities               $     1,161,070            8,946          1.54%  $       1,087,405          10,204          1.88%
                                ================ ---------------- -------------- ================== --------------- --------------
Net interest income                              $        18,280                                    $       15,665
                                                 ================                                   ===============
Interest rate spread                                                      3.26%                                             3.02%
                                                                  ==============                                    ==============

Net yield on average interest-
      earning assets                                                      3.23%                                             2.96%
                                                                  ==============                                    ==============

Ratio of average interest-
      earning assets to average
      interest-bearing liabilities                                       97.60%                                            97.19%
                                                                  ==============                                    ==============

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

                                                Three Months Ended June 30,                        Six Months Ended June 30,
                                                       2004 vs. 2003                                     2004 vs. 2003
                                           Increase (Decrease) due to Change in:             Increase (Decrease) due to Change in:
                                        -------------------------------------------      -----------------------------------------
                                           Rate           Volume            Total           Rate           Volume           Total
                                                      (In Thousands)                                   (In Thousands)
                                        -------------------------------------------      -----------------------------------------
Interest income:
    Loans                               $      (544)   $      544     $         -      $    (1,263)    $     1,090     $     (173)
    Interest-bearing deposits                   (30)           50              20                9             (41)           (32)
    Mortgage-backed securities                  167           135             302             (143)           (150)          (293)
    Investment securities                       727            99             826              753           1,102          1,855
                                        -----------------------------------------      ------------------------------------------

    Total change - interest income              320           828           1,148             (644)          2,001          1,357
                                        -----------------------------------------      ------------------------------------------
Interest expense:
    Checking deposits                            74            47             121               (4)            100             96
    Savings deposit                             (57)           28             (29)            (267)             79           (188)
    Money market deposit                       (125)          104             (21)            (166)             14           (152)
    Time deposit                               (413)          (68)           (481)            (923)            (65)          (988)
    Borrowings                                   (7)          (12)            (19)              13             (19)            (6)
    Long-Term Debt                                7             -               7              (20)              -            (20)
                                        -----------------------------------------      ------------------------------------------

    Total change - interest expense            (521)            99           (422)          (1,367)            109         (1,258)
                                        -----------------------------------------      ------------------------------------------


Net change in net interest income       $       841     $     729     $     1,570      $       723     $     1,892     $    2,615
                                        =========================================      ==========================================



Net Interest Income - Net interest income for the three months ended June 30, 2004 increased $1.6 million to $9.1 million compared to $7.5 million for the same period in 2003 due primarily to increases in interest income on investment securities of $826 thousand and mortgage-backed securities of $302 thousand and decreases in interest expense on time deposits of $481 thousand, partially offset by an increase in interest expense on checking accounts of $121 thousand.

The increase in interest income was primarily the result of an increase in interest income on investment securities of $826 thousand to $3.3 million for the three months ended June 30, 2004 from $2.5 million for the same period in 2003. The average yield of the investment portfolio increased 100 basis points to 4.54% for the quarter ended June 30, 2004 from 3.54% for the same period in 2003, which resulted in an interest income increase of $727 thousand due to rate changes. The average balance of investment securities increased $11.1 million to $291.1 million for the three months ended June 30, 2004 from $280.0 million for the same period in 2003, which resulted in a volume increase in interest income of $99 thousand.

Interest income on mortgage-backed securities increased $302 thousand to $4.1 million for the three months ended June 30, 2004 from $3.8 million for the same period in 2003. The average yield of the MBS portfolio increased 18 basis points to 4.28% for the quarter ended June 30, 2004 from 4.10% for the same period in 2003, which resulted in an interest income increase of $167 thousand due to rate changes. The average balance of MBS's increased $13.2 million to $380.7 million for the three months ended June 30, 2004 from $367.5 million for the same period in 2003, which resulted in an interest income volume increase of $135 thousand.

Interest income on loans remained constant at $6.1 million for the three months ended June 30, 2004 and 2003. The average rate on loans decreased 52 basis points to 5.83% for the three months ended June 30, 2004 from 6.35% for the same period in 2003, which resulted in a decrease in interest income of $544 thousand due to rate changes. The average balance of the loan portfolio increased $34.3 million to $416.0 million for the three months ended June 30, 2004 from $381.7 million for the same period in 2003, which resulted in a volume increase in interest income of $544 thousand.

Interest expense on time deposits decreased $481 thousand to $981 thousand for the three months ended June 30, 2004 from $1.5 million for the same period in 2003. The average rate on time deposits decreased 76 basis points to 1.80% for the quarter ended June 30, 2004 from 2.56% for the same period in 2003, which resulted in a decrease in interest expense of $413 thousand. The average balance of time deposits decreased $10.6 million to $217.9 million for the three months ended June 30, 2004 from $228.5 million for the same period in 2003, which resulted in a volume decrease in interest expense of $68 thousand.

Interest expense on checking deposits increased $121 thousand to $359 thousand for the three months ended June 30, 2004 from $238 thousand for the same period in 2003. The average rate on checking deposits increased 8 basis points to 0.39% for the quarter ended June 30, 2004 from 0.31% for the same period in 2003, which resulted in an increase in interest expense of $74 thousand. The average balance of checking deposits increased $60.3 million to $367.2 million for the three months ended June 30, 2004 from $306.9 for the same period in 2003, which resulted in a volume increase in interest expense of $47 thousand.

Net interest income for the six months ended June 30, 2004 increased $2.6 million primarily due to an increase in interest income on investment securities of $1.8 million and decreases in interest expense on time deposits of $988 thousand, savings deposits of $188 thousand and money market accounts of $152 thousand, partially offset by decreases in interest income on mortgage-backed securities of $293 thousand and loans of $173 thousand as compared to the same six month period in 2003.

The increase in interest income on investment securities was due to an increase in the average yield on the investment portfolio of 48 basis points to 4.42% for the six months ended June 30, 2004 from 3.94% for the same period in 2003, which resulted in an increase in interest income of $753 thousand due to interest rate changes. The average balance of the portfolio increased $56.0 million to $309.5 million for the six months ended June 30, 2004 from $253.5 million for the same period in 2003, which resulted in a volume increase in interest income of $1.1 million. The increase in the average balance was primarily due to purchases of $278.2 million, partially offset by investment calls and maturities of $77.4 million, principal paydowns of $132.7 million and a reclassification of pass-thru investment securities to mortgage-backed securities of $64.9 million.

Interest expense on time deposits decreased $988 thousand to $2.0 million for the six months ended June 30, 2004 from $3.0 million for the same period in 2003. The average rate on time deposits decreased 84 basis points to 1.84% for the six months ended June 30, 2004 from 2.68% for the same period in 2003, which resulted in a decrease in interest expense of $923 thousand. The average balance of time deposits decreased $4.8 million to $220.4 million for the six months ended June 30, 2004 from $225.2 million for the same period in 2003, which resulted in a volume decrease in interest expense of $65 thousand.

Interest expense on savings deposits decreased $188 thousand to $531 thousand for the six months ended June 30, 2004 from $719 thousand for the same period in 2003. The average rate on savings deposits decreased 28 basis points to 0.55% for the six months ended June 30, 2004 from 0.83% for the same period in 2003, which resulted in a decrease in interest expense of $267 thousand. The average balance of savings deposits increased $19.2 million to $193.0 million for the six months ended June 30, 2004 from $173.8 million for the same period in 2003, which resulted in a volume increase in interest expense of $79 thousand.

Interest expense on money market deposits decreased $152 thousand to $428 thousand for the six months ended June 30, 2004 from $580 thousand for the same period in 2003. The average rate on money market deposits decreased 25 basis points to 0.65% for the six months ended June 30, 2004 from 0.90% for the same period in 2003, which resulted in a decrease in interest expense of $166 thousand. The average balance of money market deposits increased $3.0 million to $131.6 million for the six months ended June 30, 2004 from $128.6 million for the same period in 2003, which resulted in a volume increase in interest expense of $14 thousand.

Interest income on mortgage-backed securities decreased $293 thousand for the six months ended June 30, 2004 to $8.0 million from $8.3 million for the same period in 2003. The decrease in interest income was due to a decrease in the average yield on the portfolio of 8 basis points to 4.30% for the six months ended June 30, 2004 from 4.38% for the same period in 2003, which resulted in a decrease in interest income of $143 thousand due to interest rate changes. The average balance of the portfolio decreased $6.8 million to $372.8 million for the six months ended June 30, 2004 from $379.6 million for the six months ended June 30, 2004, which resulted in a $150 thousand decrease in interest income. The decrease in the average balance was due to $126.0 million of principal paydowns from June 2003 through June 2004, partially offset by a reclassification of pass-thru investment securities to mortgage-backed securities of $64.9 million and purchases during this period of $18.4 million.

The decrease in interest income on loans was due to a decrease in the average yield on loans of 61 basis points to 5.87% for the six months ended June 30, 2004 from 6.48% for the same period in 2003, which resulted in a decrease in interest income of $1.3 million due to rate changes. The average balance of loans increased $33.6 million to $412.5 million for the six months ended June 30, 2004 from $378.9 million for the six months ended June 30, 2003, which resulted in a $1.1 million volume increase in interest income. The increase in the average balance is primarily due to an increase in loan originations.


Critical Accounting Estimate-Provision for Loan Losses - A critical accounting estimate is the provision for loan losses which increased $30 thousand to $150 thousand for the six months ended June 30, 2004 from $120 thousand for the same period in 2003. At June 30, 2004 the allowance for loan losses amounted to $4.6 million compared to $4.4 million at December 31, 2003. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and six month periods ended June 30, 2004 was $1.4 million and $2.8 million, respectively, as compared to $1.5 million and $3.1 million for the same periods in 2003. The decrease was primarily due to a $601 thousand gain on the sale of real estate held for development sold in January 2003, partially offset by a $270 thousand increase in service charges on accounts for the six months ended June 30, 2004.

Salaries and Employee Benefits - for the three and six month periods ended June 30, 2004 were $4.1 million and $8.2 million, respectively, as compared to $3.9 million and $7.7 million for the same period in 2003. The increase is due to annual compensation increases and $118 thousand increase in health insurance cost for the six months ended June 30, 2004. Average full time equivalent employees at June 30, 2004 were 525 as compared to 533 at June 30, 2003.

Purchased Services - for the three and six month periods ended June 30, 2004 totaled $748 thousand and $1.4 million, as compared to $724 thousand and $1.4 million for the same periods in 2003. Check processing costs increased $23 thousand for the six months ended June 30, 2004 compared to the same period in 2003 due to higher transaction volume.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the six months ended June 30, 2004 from the information presented in the annual report on Form 10-K for the year ended December 31, 2003.

ITEM 4:  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    -------------------------------------------------
of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal  control over  financial  reporting.  During the quarter
    --------------------------------------------------------
under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
         -----------------

         Item 1:        Legal Proceedings
                        -----------------

                        None


         Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
                        ------------------------------

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

                        None

         Item 5:        Other Information
                        -----------------

                        None

         Item 6:        Exhibits and Reports on Form 8-K
                        --------------------------------

                       (a) 31 Certifications  pursuant to Section 302 of the
                        Sarbanes-Oxley Act of 2002.

                       (b) 32  Certification  pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002.

                       (c) The  Company  filed a Form 8-K on July  28,  2004
                        reporting the Company's earnings for the six months ended June 30, 2004.

                                S I G N A T U R E





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMS FINANCIAL CORPORATION




Date: August 9, 2004                /s/ Craig W. Yates
                                    ------------------
                                    Craig W. Yates
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 9, 2004                /s/ Channing L. Smith
                                    ---------------------
                                    Channing L. Smith
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial Officer)