Form 10-Q
period 2004-09-30
FMS FINANCIAL CORP
filed 2004-11-10
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------

                              Washington, DC 20549
                              --------------------

                             ______________________


                                    FORM 10-Q

(Mark One)

 X Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange --- Act of 1934

    For the quarterly period ended September 30, 2004

                                       OR

    Transition report pursuant to section 13 or 15(d) of the Securities Exchange --- Act of 1934


                         Commission file number 0-17353

                            FMS FINANCIAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                            22-2916440
-------------------------------                     -------------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

3 Sunset Road, Burlington, New Jersey                     08016
-------------------------------------                     -----
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

         As of November 5, 2004 there were issued and outstanding 6,500,960 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                               September 30, 2004
                               ------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                          Page
                                                                                                          ----
PART I - Financial Information
------------------------------

         Item 1 - Financial Statements

               Consolidated Statements of Financial Condition as of
                       September 30, 2004 (unaudited) and December 31, 2003................................1

               Consolidated Statements of Operations (unaudited)
                       for the three and nine months ended
                       September 30, 2004 and September 30, 2003...........................................2

               Consolidated Statements of Cash Flows (unaudited)
                       for the nine months ended September 30, 2004
                       and September 30, 2003..............................................................3

               Consolidated  Statements  of  Changes  in  Stockholders'   Equity
                       (unaudited)  for the nine months ended September 30, 2004
                       and September 30, 2003............................................................. 4

               Notes to Consolidated Financial Statements................................................5-6

         Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations....................................7-18

         Item 3 - Disclosure about Market Risk............................................................19

         Item 4 - Controls and Procedures.................................................................19

PART II - Other Information
---------------------------

         Item 1 - Legal Proceedings         ..............................................................20
         Item 2 - Unregistered Sale of Equity Securities
                       and Use of Proceeds  ..............................................................20
         Item 3 - Defaults Upon Senior Securities.........................................................20
         Item 4 - Submission of Matters to Vote Security of Holders.......................................20
         Item 5 - Other Information.......................................................................20
         Item 6 - Exhibits................................................................................20
         Signatures ..................................................................................... 21

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                             September 30, 2004   December 31, 2003
-------------------------------------------------------------------------------------------------------------------
ASSETS

       Cash and amounts due from depository institutions                       $    47,888,451    $    41,022,232
       Interest-bearing deposits                                                        52,525            142,929
       Short term funds                                                             23,681,478         31,169,476
                                                                               ---------------    ---------------

              Total cash and cash equivalents                                       71,622,454         72,334,637
       Investment securities held to maturity                                      219,906,141        250,383,262
       Investment securities available for sale                                    174,558,268        149,230,862
       Loans, net                                                                  420,868,876        402,606,056
       Mortgage-backed securities held to maturity                                 289,031,700        294,915,606
       Accrued interest receivable                                                   6,441,292          5,203,748
       Federal Home Loan Bank stock                                                 10,250,120         11,809,620
       Real estate owned, net                                                                0             48,294
       Office properties and equipment, net                                         31,019,569         31,429,069
       Deferred income taxes                                                         2,115,489          2,043,909
       Core deposit intangible                                                       2,771,082          3,308,238
       Prepaid expenses and other assets                                             2,097,519          1,603,294
       FMS Statutory Trust 1 issue costs, net                                          581,772            640,154

                                                                               ---------------    ---------------
TOTAL ASSETS                                                                   $ 1,231,264,282    $ 1,225,556,749
                                                                               ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------

Liabilities:
       Deposits                                                                $   923,705,511    $   893,006,498
       Securities sold under agreements to repurchase                              195,000,000        225,000,000
       Advances from the Federal Home Loan Bank                                     10,000,000         11,191,047
       FMS Statutory Trust 1 debentures                                             25,774,000         25,774,000
       Advances by borrowers for taxes and insurance                                 2,238,939          2,142,499
       Accrued interest payable                                                      1,207,816          1,319,501
       Dividends payable                                                               195,029            194,576
       Other liabilities                                                             4,431,137          4,098,885
                                                                               ---------------    ---------------
       Total liabilities                                                         1,162,552,432      1,162,727,006
                                                                               ---------------    ---------------

Commitments and contingencies
Stockholders' Equity:
       Preferred stock - $.10 par value 5,000,000 shares  authorized;
                         none issued
       Common stock - $.10 par value 10,000,000 shares authorized;
                      shares issued 7,990,142 and 7,975,059 and shares
                      outstanding 6,500,960 and 6,485,877 as of
                      September 30, 2004 and December 31, 2003, respectively           799,014            797,506
       Paid-in capital in excess of par                                              8,544,121          8,507,333
       Accumulated other comprehensive income - net of deferred income taxes           572,045            802,239
       Retained earnings                                                            69,731,669         63,657,664
       Less:  Treasury stock (1,489,182 shares, at cost, as of
              September 30, 2004 and December 31, 2003)                            (10,934,999)       (10,934,999)
                                                                               ---------------    ---------------
Total stockholders' equity                                                          68,711,850         62,829,743
                                                                               ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 1,231,264,282    $ 1,225,556,749
                                                                               ===============    ===============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months ended             Nine Months ended
                                                                       September 30,                  September 30,
                                                              ----------------------------    ----------------------------
                                                                   2004            2003            2004            2003
                                                              ------------    ------------    ------------    ------------
INTEREST  INCOME:
Interest income on:
  Loans                                                       $  6,219,024    $  6,023,654    $ 18,329,907    $ 18,308,107
  Mortgage-backed securities                                     4,224,347       3,508,199      12,237,351      11,814,678
  Investments                                                    3,706,263       2,135,917      10,808,357       7,414,628
                                                              ------------    ------------    ------------    ------------
Total interest income                                           14,149,634      11,667,770      41,375,615      37,537,413
                                                              ------------    ------------    ------------    ------------
INTEREST EXPENSE:
Interest expense on:
  Deposits                                                       1,942,196       1,917,653       5,548,386       6,755,394
  Borrowings                                                     2,305,113       2,386,311       7,006,011       7,093,661
  Long term debt                                                   353,489         314,282         992,527         973,424
                                                              ------------    ------------    ------------    ------------
Total interest expense                                           4,600,798       4,618,246      13,546,924      14,822,479
                                                              ------------    ------------    ------------    ------------
NET INTEREST INCOME                                              9,548,836       7,049,524      27,828,691      22,714,934
PROVISION FOR LOAN LOSSES                                           90,000          75,000         240,000         195,000
                                                              ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                              9,458,836       6,974,524      27,588,691      22,519,934
                                                              ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Loan service charges and other fees                               21,384          19,566          80,560          63,300
  Gain on sale of real estate held for development, net                  0               0               0         600,780
  Gain on sale of loans                                                228             232             229             283
  Gain on sale of investment securities                            433,518          63,103         533,574         285,846
  Gain on disposal of fixed assets                                       0               0          46,080        (141,151)
  Real estate owned operations, net                                    (39)         (4,265)         (4,586)         16,940
  Service charges on accounts                                    1,308,036       1,159,714       3,834,588       3,415,956
  Other income                                                      35,633          33,566          99,948         103,031
                                                              ------------    ------------    ------------    ------------
Total other income                                               1,798,760       1,271,916       4,590,393       4,344,985
                                                              ------------    ------------    ------------    ------------
OPERATING EXPENSES:
  Salaries and employee benefits                                 4,209,679       3,876,483      12,409,459      11,607,680
  Occupancy and equipment                                        1,361,072       1,384,007       4,043,164       4,072,723
  Purchased services                                               699,781         744,658       2,144,793       2,142,416
  Federal deposit insurance premiums                                32,412          32,466          97,959          96,048
  Professional fees                                                161,864         157,366         495,542         498,785
  Advertising                                                      106,565         112,879         322,591         345,735
  Amortization of core deposit intangible                          179,052          65,757         537,156         131,514
  Other                                                            319,439         384,516       1,020,789       1,309,431
                                                              ------------    ------------    ------------    ------------
Total operating expenses                                         7,069,864       6,758,132      21,071,453      20,204,332
                                                              ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                       4,187,732       1,488,308      11,107,631       6,660,587

INCOME TAXES                                                     1,679,599         587,873       4,448,954       2,620,257
                                                              ------------    ------------    ------------    ------------

NET INCOME                                                    $  2,508,133    $    900,435    $  6,658,677    $  4,040,330
                                                              ============    ============    ============    ============

 BASIC EARNINGS PER COMMON SHARE                              $       0.39    $       0.14    $       1.03    $       0.62
                                                              ============    ============    ============    ============

 DILUTED EARNINGS PER COMMON SHARE                            $       0.38    $       0.14    $       1.02    $       0.62
                                                              ============    ============    ============    ============

 Dividends declared per common share                          $       0.03    $       0.03    $       0.09    $       0.09
                                                              ============    ============    ============    ============


 Weighted average common shares outstanding                      6,500,960       6,484,466       6,493,267       6,473,959
 Potential dilutive effect of the exercise of stock options         36,763          36,009          38,020          36,420
                                                              ------------    ------------    ------------    ------------
 Adjusted weighted average common shares outstanding             6,537,723       6,520,475       6,531,287       6,510,379
                                                              ============    ============    ============    ============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Nine Months ended
                                                                                                       September 30,
                                                                                             -------------------------------
                                                                                                   2004             2003
OPERATING ACTIVITIES:
Net income                                                                                   $   6,658,677    $   4,040,330
Adjustments to reconcile net income to net cash provided
   by operating activities:
         Provision for loan losses                                                                 240,000          195,000
         Depreciation and Amortization                                                           5,637,346        7,548,803
Realized (gains)
and losses on:
         Sale of loans                                                                                (229)            (283)
         Disposal and sale of fixed assets                                                         (46,080)         141,151
         Sale of investment securities                                                            (533,574)        (285,846)
         Sale of real estate owned                                                                    (654)         (33,432)

         Sale of real estate held for development, net                                                   0         (600,780)
(Increase) Decrease in accrued interest receivable                                              (1,237,544)         293,587
Increase in prepaid expenses and other assets                                                     (494,225)        (285,940)
Decrease in accrued interest payable                                                              (111,685)         (79,426)
Increase (Decrease) in other liabilities                                                           485,327         (557,840)
(Benefit) Provision for deferred income taxes                                                      (71,580)       1,068,497
                                                                                             -------------    -------------
                 Net cash provided by operating activities                                      10,525,779       11,443,821
                                                                                             -------------    -------------
INVESTING ACTIVITIES:
Proceeds from sale of:
         Education loans                                                                            60,279           98,685
         Real estate held for development                                                                0          688,706
         Real estate owned                                                                          48,948          332,877
         Property and equipment                                                                    238,871          148,619
         Investment securities available for sale                                               17,723,462        7,503,529
Principal collected and proceeds from maturities of investment securities held to maturity      88,067,249      178,121,234
Proceeds from maturities of investment securities available for sale                            39,787,375      100,982,096
Principal collected on mortgage-backed securities held to maturity                              82,180,283      168,304,986
Principal collected on loans, net                                                               83,858,710      107,109,449
Loans originated or acquired, net                                                             (102,474,901)    (141,250,672)
Purchase of investment securities and mortgage-backed securities held to maturity             (136,349,712)    (385,731,684)
Purchase of investment securities and mortgage-backed securities available for sale            (83,735,389)    (131,343,250)
Redemption of Federal Home Loan Bank stock                                                       1,559,500          227,100
Purchase of office property and equipment                                                       (1,261,120)      (3,615,921)
Net cash received from deposit purchase, net                                                             0       16,539,246
                                                                                             -------------    -------------
                 Net cash used by investing activities                                         (10,296,445)     (81,885,000)
                                                                                             -------------    -------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                                            43,869,502       57,996,689
Net decrease in time deposits                                                                  (13,170,489)      (8,224,918)
Net decrease in FHLB advances                                                                   (1,191,047)         (41,056)
Repayment of securities sold under agreement to repurchase                                     (30,000,000)               0
Increase in advances from borrowers for taxes and insurance                                         96,440          142,569
Purchase of treasury stock                                                                               0          (48,419)
Dividends paid on common stock                                                                    (584,219)        (582,353)
Net proceeds from issuance of common stock                                                          38,296          230,333
                                                                                             -------------    -------------
                 Net cash (used) provided by financing activities                                 (941,517)      49,472,845
                                                                                             -------------    -------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                             (712,183)     (20,968,334)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  72,334,637       88,410,346
                                                                                             -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $  71,622,454    $  67,442,012
                                                                                             =============    =============
Supplemental Disclosures:
                 Cash paid for:
                        Interest on deposits, advances, and other borrowings                 $  13,658,609    $  14,901,905
                        Income taxes                                                             4,243,000        2,255,500
                 Non-cash investing and financing activities:
                        Dividends declared and not paid at year end                                195,029          194,578
                        Non-monetary transfers from loans to real estate owned
                         through foreclosure                                                             0          405,598

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                              Accumulated                               Total
                                          Common shares   Common    Paid-in  comprehensive   Retained     Treasury   Stockholders'
                                           outstanding    stock     capital  income (loss)   earnings       stock       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2002                6,463,811  $794,981  $8,279,525    $1,216,053  $58,233,840  $(10,886,580) $57,637,819
Net Income                                                                                    4,040,330                  4,040,330
Other comprehensive incomealized loss on securities available for sale, net of taxes of $341,738 and
      reclassification adjustment of $285,846                                     (513,890)                               (513,890)
                                                                                                                       -----------
Total comprehensive income                                                                                               3,526,440
                                                                                                                       -----------

Dividends declared ($.09)                                                                      (583,016)                  (583,016)
Exercise of stock options                       25,250    2,525      227,808                                               230,333
Purchase of common stock                        (3,184)                                                       (48,419)     (48,419)
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2003               6,485,877 $797,506   $8,507,333    $  702,163  $61,691,154  $(10,934,999) $60,763,157
------------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2003                6,485,877 $797,506   $8,507,333    $  802,239  $63,657,664  $(10,934,999) $62,829,743

Net Income                                                                                    6,658,677                  6,658,677
Other comprehensive income
  Unrealized gain on securities available
      for sale, net of taxes of ($153,075)                                        (230,194)                               (230,194)
                                                                                                                       -----------
Total comprehensive income                                                                                               6,428,483
                                                                                                                       -----------

Dividends declared ($.09)                                                                      (584,672)                  (584,672)
Exercise of stock options                       15,083    1,508       36,788                                                38,296
------------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2004               6,500,960 $799,014   $8,544,121    $  572,045  $69,731,669  $(10,934,999) $68,711,850
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED).

1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003. The 2003 Comparative Statement of Financial Condition was derived from the audited financial statements. The consolidated financial statements include the Corporation's wholly-owned subsidiary, Farmers & Mechanics Bank (the "Bank").


2-LONG-TERM DEBT
Long-Term Debt at September 30, 2004 and December 31, 2003 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. At September 30, 2004 and 2003 the interest rate was 5.55% and 4.61%, respectively.


3-REGULATORY CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at September 30, 2004. The Bank's regulatory tangible and tier 1 (core) capital ratios are $79.8 million or 6.50% of total bank assets and $84.0 million or 16.91% for risk-based capital.


4-STOCK OPTIONS
The Corporation maintains an incentive stock option plan. As permitted by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" the Corporation will continue to use the intrinsic value method of accounting for stock options. No options have been granted during the nine months ended September 30, 2004 and 2003.

5-PENSION PLAN
The Corporation maintains a defined benefit Pension Plan for active employees. The Corporation contributed $953 thousand to its Pension Plan during the nine months ended September 30, 2004. The components of the net pension cost are as follows:


                                           Nine Months ended September 30,
      --------------------------------------------------------------------
                                                 2004               2003
      --------------------------------------------------------------------

      Service cost                          ($653,280)         ($537,459)
      Interest cost                          (423,276)          (364,791)
      Return on assets                        474,150            346,092
      Net amortization and deferral            (9,201)           (44,184)
      --------------------------------------------------------------------
      Net periodic pension cost             ($611,607)         ($600,342)
      --------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004. The following discussion and analysis should be read with our financial statements and related notes included elsewhere in this report on Form 10-Q. FMS Financial Corporation (the "Corporation") may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The discussion and analysis in this report may contain "forward-looking statements" within the meaning of Section 21A of the Securities and Exchange Act of 1934.

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

FINANCIAL CONDITION

Total Assets - at September 30, 2004 were $1.23 billion as compared with total assets at December 31, 2003 of $1.22 billion.

Short Term Funds - decreased $7.5 million to $23.7 million at September 30, 2004 from $31.2 million at December 31, 2003 due to the purchase of investment securities.

Investment Securities Held to Maturity - decreased $30.5 million to $219.9 million at September 30, 2004 from $250.4 million at December 31, 2003 primarily due to a reclassification of securities from pass-thru investments to mortgage-backed securities (MBS's) held to maturity of $64.9 million, calls of $45.3 million in U.S. Agency Notes, principal paydowns of $40.9 million in collateralized mortgage obligations (CMO's) and the maturity of $1.9 million in municipal bonds, partially offset by purchases of $104.4 million in U.S. Agency Notes, $16.0 million of CMO's and $2.4 million of municipal bonds during the period. Investment securities held to maturity at September 30, 2004 consisted of $219.9 million in fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of September 30, 2004 and December 31, 2003 follows:

                                            September 30, 2004                           December 31, 2003
                       ------------------------------------------------------------ -------------------------------
                                         Gross            Gross        Estimated                        Estimated
                         Amortized     Unrealized       Unrealized      Market        Amortized          Market
                           Cost          Gains            Losses        Value           Cost              Value
----------------------------------------------------------------------------------- -------------------------------
U. S. Gov't Agencies   $131,382,480     $508,897      $  (307,666)    $131,583,711   $ 72,256,272     $ 72,994,187
CMO's                    85,688,761      261,990         (965,950)      84,984,801    175,727,450      175,279,820
Municipal bonds           2,834,900        4,830                 0       2,839,730      2,399,540        2,404,563
----------------------------------------------------------------------------------- -------------------------------
Total                  $219,906,141     $775,717      $(1,273,616)    $219,408,242   $250,383,262     $250,678,570
=================================================================================== ===============================

Investment Securities Available for Sale - increased $25.4 million to $174.6 million at September 30, 2004 from $149.2 million at December 31, 2003. The increase is the result of purchases of $49.5 million of U.S. Agency Notes, $24.0 million of CMO's and $10.0 million of mortgage-backed securities (MBS's), partially offset by principal paydowns of $31.9 million of CMO's and MBS's, sales of $17.7 million of CMO's and MBS's, $8.1 million of calls of U.S. Agency Notes and $383 thousand in market adjustments at September 30, 2004. Investment securities available for sale consisted of $174.2 million in fixed rate securities and $351 thousand in adjustable rate securities at September 30, 2004. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 2004 and December 31, 2003 follows:

                                        September 30, 2004                           December 31, 2003
                       ------------------------------------------------------ --------------------------------
                                         Gross         Gross        Estimated                        Estimated
                         Amortized     Unrealized    Unrealized      Market        Amortized          Market
                           Cost          Gains         Losses        Value           Cost              Value
----------------------------------------------------------------------------- --------------------------------
U. S. Gov't Agencies   $ 54,507,034     $  110,950     $(159,600)    $ 54,458,384   $ 13,100,525  $ 13,188,525
CMO's                    41,710,873        321,277      (280,604)      41,751,546     48,250,773    48,419,522
MBS's                    77,403,156      1,109,972      (164,790)      78,348,338     86,559,090    87,622,815
                     --------------------------------------------------------------- -------------------------
Total                  $173,621,063     $1,542,199     $(604,994)    $174,558,268   $147,910,388  $149,230,862
==================================================================================== =========================

The following table shows the gross unrealized losses and fair value of the Bank's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position, at September 30, 2004:

                                         Less Than 12 Months            12 Months or Greater                       Total
                                ------------------------------   ----------------------------------  -----------------------------
                                                   Unrealized                         Unrealized                        Unrealized
Description of Security            Fair Value       (Losses)        Fair Value         (Losses)           Fair Value     (Losses)
--------------------------------------------------------------   ----------------------------------  -----------------------------
Available for Sale:
U.S. Agency Notes               $ 19,248,890    $  (159,599)                 -                 -       $  19,248,890  $  (159,599)
MBS's & CMO's                     11,809,012       (255,282)       $13,337,023       $  (190,113)         25,146,035     (445,395)
                                ---------------------------        -----------------------------       --------------------------
Total Available for Sale          31,057,902       (414,881)        13,337,023          (190,113)         44,394,925     (604,994)
                                ---------------------------        -----------------------------       --------------------------

Held to Maturity:
U.S. Agency Notes                 32,178,985       (307,666)                 -                 -          32,178,985     (307,666)
MBS's & CMO's                     79,719,263       (728,980)        56,365,327          (956,411)       136,084,590    (1,685,391)
                                ---------------------------        -----------------------------       --------------------------
Total Held to Maturity           111,898,248     (1,036,646)        56,365,327          (956,411)       168,263,575    (1,993,057)
                                ---------------------------        -----------------------------       ---------------------------
Total                           $142,956,150    $(1,451,527)       $69,702,350       $(1,146,524)      $212,658,500   $(2,598,051)
                                ===========================        =============================       ==========================


U.S. Agency Notes - The unrealized losses on the investments in U.S. Agency Notes were a result of interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price materially less than the amortized cost of the investment. Since the Bank has the ability and intent to hold these investments until a recovery of fair value, which may be at maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2004.

Mortgage-Backed Securities and Collateralized Mortgage Obligations - The unrealized losses on the investments in MBS's and CMO's were caused by interest rate increases. The Bank purchased most of these investments at either a discount or a premium relative to their face amount, and the contractual cash flows of each is guaranteed by the issuer organization. Accordingly, it is expected that the securities would not be settled at a price materially less than the amortized cost of the investment. Since the decline in the market value is attributable to changes in interest rates and not credit quality and because the Bank has the ability to hold these investments until a recovery of fair value, which may be at maturity, it does not consider these investments to be other-than-temporarily impaired at September 30, 2004.

Loans, net - increased $18.3 million to $420.9 million at September 30, 2004 from $402.6 million at December 31, 2003. This increase was primarily the result of $102.4 million of loans originated, partially offset by approximately $83.9 million of principal collected on loans during the nine months ended September 30, 2004. The following table shows loans receivable by major categories at the dates indicated.

                                        September 30,               December 31,
                                             2004                      2003
                                         ---------------------------------------

Mortgage Loans                           $279,872,160               $280,663,785
Construction Loans                            868,534                  1,324,699
Commercial Construction                    12,290,896                  5,993,838
Consumer Loans                              2,836,124                  3,186,549
Commercial Real Estate                    112,248,581                104,352,118
Commercial Business                        17,886,948                 12,180,496
                                         ---------------------------------------
Subtotal                                  426,003,243                407,701,485
                                         ---------------------------------------
Less:
    Deferred loan fees                        485,884                    687,877
    Allowance for
     loan losses                            4,648,483                  4,407,552
                                         ---------------------------------------
Total loans, net                         $420,868,876               $402,606,056
                                         =======================================


At September 30, 2004, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $1.8 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $852 thousand of loans that were collectively measured for impairment with a valuation allowance of $26 thousand. The Bank had $4.6 million in total reserves for loan losses at September 30, 2004, representing approximately 253% of non-accrual loans and 1.1% of total loans. For the nine months ended September 30, 2004, the average recorded investment in impaired loans was approximately $1.9 million. The Bank recognized $93 thousand of interest income on impaired loans for the nine months ended September 30, 2004, all of which was recognized on the cash basis.

As of September 30, 2004, the Bank had outstanding loan commitments of $14.4 million, of which $9.1 million represented variable rate loans and $5.3 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructuring and real estate owned assets by the Bank.

                                                  September 30,    December 31,
                                                  -------------    ------------

Loans accounted for on a non-accrual basis:
Mortgage loans:
    One-to-four family                            $  639,023        $  507,317
    Commercial real estate                         1,197,753         1,188,504
    Consumer and other                                     0                 0
                                                  ----------        ----------
       Total non-accrual loans                    $1,836,776        $1,695,821
                                                  ----------        ----------

    Troubled debt restructuring                   $  570,959        $1,027,054
    $eal estate owned, net                                 0            48,294
    other non-performing assets                            0                 0
                                                  ----------        ----------
    Total non-performing assets, net              $2,407,735        $2,771,169
                                                  ----------        ----------

    Total non-accrual loans to net loans                0.44%             0.42%
                                                  ==========        ==========
    Total non-accrual loans to total assets             0.15%             0.14%
                                                  ==========        ==========
    Total non-performing assets to total assets         0.20%             0.23%
                                                  ==========        ==========

Mortgage-Backed Securities Held to Maturity - decreased $5.9 million to $289.0 million at September 30, 2004 from $294.9 million at December 31, 2003. The decrease is the result of principal paydowns of $82.2 million, partially offset by a reclassification of $64.9 million of pass-thru securities from investments held to maturity, and purchases of $13.4 million. Mortgage-backed securities at September 30, 2004 consisted of $250.1 million in fixed rate securities and $38.9 million in adjustable rate securities. Mortgage-backed securities held to maturity at September 30, 2004 and December 31, 2003 are summarized below:

                                      September 30, 2004                                   December 31, 2003
--------------------------------------------------------------------------------   -----------------------------
                                         Gross         Gross
                        Amortized      Unrealized    Unrealized     Estimated         Amortized      Estimated
                           Cost          Gains         Losses      Market Value          Cost       Market Value
-------------------------------------------------------------------------------    -----------------------------
GNMA                   $  8,859,870    $  482,754    $    (364)    $  9,342,260     $ 13,948,013    $ 14,684,540
FNMA                    147,462,586     3,054,943     (143,175)     150,374,354      194,437,708     197,881,404
FHLMC                    67,646,743       955,787     (309,450)      68,293,080       86,529,885      87,076,088
Pass-Thru                65,062,501       541,377     (266,452)      65,337,426                0               0
-------------------------------------------------------------------------------     ----------------------------
Total                  $289,031,700    $5,034,861    $(719,441)    $293,347,120     $294,915,606    $299,642,032
================= =============================================================     ============================

Deposits - increased $30.7 million to $923.7 million at September 30, 2004 from $893.0 million at December 31, 2003. Non-interest bearing checking accounts increased $13.2 million, interest-bearing checking accounts increased $11.1 million, savings accounts increased $4.3 million, money market accounts increased $15.3 million and certificates of deposits decreased $13.2 million for the nine months ended September 30, 2004. Interest credited to depositors accounts for the nine months ended September 30, 2004 amounted to $5.5 million. The following table sets forth certain information concerning deposits at the dates indicated.

                              September 30, 2004                      December 31, 2003
---------------------------------------------------------------  --------------------------------------
                                           Percent    Weighted                     Percent    Weighted
                                          of Total     Average                     of Total    Average
                           Amount         Deposits      Rate       Amount          Deposits     Rate
---------------------------------------------------------------  --------------------------------------
Non-interest checking      $170,826,123    18.49%       0.00%      $157,637,346     17.65%      0.00%
Checking accounts           197,673,173    21.41%       0.73%       186,572,464     20.89%      0.55%
Savings accounts            192,540,903    20.84%       0.55%       188,235,776     21.08%      0.69%
Money market accounts       148,002,904    16.02%       0.69%       132,728,015     14.87%      0.78%
Certificates                214,662,408    23.24%       1.82%       227,832,897     25.51%      2.40%
------------------------------------------------------------     -----------------------------------
   Total Deposits          $923,705,511    100.00%      0.80%      $893,006,498    100.00%      1.01%
============================================================     ===================================


Borrowings - at September 30, 2004 amounted to $205.0 million. Borrowings consisted of $195.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.49% and $10.0 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.94%. At December 31, 2003 borrowings consisted of $225.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.08% and $11.2 million in Federal Home Loan Bank Advances with a weighted average interest rate of 1.56%.

Long-term debt - at September 30, 2004 and December 31, 2003 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. At September 30, 2004 and 2003 the interest rate was 5.55% and 4.61%, respectively.

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

The Corporation recorded net income for the three months ended September 30, 2004 of $2.5 million, or $.38 diluted earnings per share as compared to $900 thousand, or $.14 diluted earnings per share for the comparable period in 2003. The Corporation recorded net income for the nine months ended September 30, 2004 of $6.7 million, or $1.02 diluted earnings per share as compared to $4.0 million, or $.62 diluted earnings per share for the comparable period in 2003.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:


                                                       Three Months Ended September 30,
--------------------------------------------------------------------------------------------------------------
                                                 2004                                    2003
---------------------------------------------------------------------     ------------------------------------
                                  Average                   Average         Average                  Average
                                  Balance      Interest    Yield/Rate       Balance     Interest    Yield/Rate
                                  -------      --------    ----------       -------     --------    ----------
                                                               (Dollars in Thousands)
Interest-earning assets:
   Loans receivable             $   424,548     $ 6,219        5.86%     $  391,661     $ 6,024        6.15%
   Interest-bearing deposit          49,734         174        1.40%         44,450         115        1.03%
   Mortgage-backed securities       377,060       4,224        4.48%        391,044       3,508        3.59%
   Investment securities            293,920       3,533        4.81%        261,423       2,021        3.09%
                                -----------     -------     -------      ----------     -------     -------
Total interest-earning
      assets                      1,145,262      14,150        4.94%      1,088,578      11,668        4.29%
                                -----------     -------     -------      ----------     -------     -------

Interest-bearing liabilities:
   Checking deposits                369,586         444        0.48%        321,628         190        0.24%
   Savings deposits                 196,151         272        0.55%        183,699         268        0.58%
   Money Market deposits            143,936         270        0.75%        131,979         219        0.66%
   Time deposit                     214,861         956        1.78%        224,232       1,241        2.21%
   Borrowings                       211,989       2,305        4.35%        236,191       2,386        4.04%
   Long-Term Debt                    25,774         354        5.49%         25,774         314        4.87%
                                -----------     -------     -------      ----------     -------     -------
Total interest-bearing
      liabilities               $ 1,162,297       4,601        1.58%     $1,123,503       4,618        1.64%
                                ===========     -------     -------      ==========     -------     -------
Net interest income                             $ 9,549                                 $ 7,050
                                                =======                                 =======
Interest rate spread                                           3.36%                                   2.65%
                                                            =======                                 =======

Net yield on average
   interest-earning assets                                     3.34%                                   2.59%
                                                            =======                                 =======

Ratio of average interest-
   earning assets to average
   interest -bearing liabilities                              98.53%                                  96.89%
                                                            =======                                 =======


                                                       Nine Months Ended September 30,
--------------------------------------------------------------------------------------------------------------
                                                 2004                                    2003
---------------------------------------------------------------------     ------------------------------------
                                  Average                   Average         Average                  Average
                                  Balance      Interest    Yield/Rate       Balance     Interest    Yield/Rate
                                  -------      --------    ----------       -------     --------    ----------
                                                               (Dollars in Thousands)
Interest-earning assets:
   Loans receivable             $   416,519     $18,330        5.87%     $  383,148     $18,308        6.37%
   Interest-bearing deposit          25,644         438        2.28%         44,706         402        1.20%
   Mortgage-backed securities       412,464      12,237        3.95%        383,435      11,815        4.11%
   Investment securities            265,187      10,371        5.21%        256,162       7,012        3.65%
                                -----------     -------     -------      ----------     -------     -------
Total interest-earning
      assets                      1,119,814      41,376        4.93%      1,087,451      37,537        4.69%
                                -----------     -------     -------      ----------     -------     -------

Interest-bearing liabilities:
   Checking deposits                359,829       1,059        0.39%        305,735         709        0.31%
   Savings deposits                 194,071         803        0.55%        177,110         987        0.74%
   Money Market deposits            135,745         698        0.69%        129,721         799        0.82%
   Time deposit                     218,550       2,988        1.82%        224,896       4,260        2.52%
   Borrowings                       227,511       7,006        4.10%        236,202       7,094        4.00%
   Long-Term Debt                    25,774         993        5.14%         25,774         973        5.03%
                                -----------     -------     -------      ----------     -------     -------
Total interest-bearing
      liabilities               $ 1,161,480      13,547        1.55%     $1,099,438      14,822        1.80%
                                ===========     -------     -------      ==========     -------     -------
Net interest income                             $27,829                                 $22,715
                                                =======                                 =======
Interest rate spread                                           3.38%                                   2.89%
                                                            =======                                 =======
Net yield on average
   interest-earning assets                                     3.31%                                   2.84%
                                                            =======                                 =======
Ratio of average interest-
   earning assets to average
   interest -bearing liabilities                              96.41%                                  97.09%
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

                                     Three Months Ended September 30,  Nine Months Ended September 30,
                                                 2004 vs. 2003                2004 vs. 2003
                                             Increase (Decrease)            Increase (Decrease)
                                              Due to Change in               Due to Change in
                                      -----------------------------    -----------------------------
                                         Rate     Volume      Total       Rate     Volume     Total
                                              (In Thousands)                   (In Thousands)
                                      -----------------------------    -----------------------------
Interest income:
    Loans                             $  (311)   $   506    $   195    $(1,573)   $ 1,595         22
    Interest-bearing deposits              45         14         59        207       (171)        36
    Mortgage-backed securities            841       (125)       716       (472)       894        422
    Investment securities               1,261        251      1,512      3,112        247      3,359
                                      -----------------------------    -----------------------------
    Total change - interest income      1,836        646      2,482      1,274      2,565      3,839
                                      -----------------------------    -----------------------------
Interest expense:
    Checking deposits                     226         28        254        225        125        350
    Savings deposit                       (14)        18          4       (279)        95       (184)
    Money market deposit                   31         20         51       (138)        37       (101)
    Time deposit                         (233)       (52)      (285)    (1,152)      (120)    (1,272)
    Borrowings                            163       (244)       (81)       173       (261)       (88)
    Long-Term Debt                         40          -         40         20          -         20
                                      -----------------------------    -----------------------------
    Total change - interest expense       213       (230)       (17)    (1,151)      (124)    (1,275)
                                      -----------------------------    -----------------------------
Net change in net interest income     $ 1,623    $   876    $ 2,499    $ 2,425    $ 2,689    $ 5,114
                                      =============================    =============================

Net Interest Income - Net interest income for the three months ended September 30, 2004 increased $2.5 million to $9.5 million compared to $7.0 million for the same period in 2003 due primarily to increases in interest income on investment securities of $1.5 million, mortgage-backed securities of $716 thousand, loans of $195 thousand and decreases in interest expense on time deposits of $285 thousand, partially offset by an increase in interest expense on checking accounts of $254 thousand.

The increase in interest income was primarily the result of an increase in interest income on investment securities of $1.5 million to $3.5 million for the three months ended September 30, 2004 from $2.0 million for the same period in 2003. The average yield of the investment portfolio increased 172 basis points to 4.81% for the quarter ended September 30, 2004 from 3.09% for the same period in 2003, which resulted in an interest income increase of $1.3 million due to rate changes. The average balance of investment securities increased $32.5 million to $293.9 million for the three months ended September 30, 2004 from $261.4 million for the same period in 2003, which resulted in a volume increase in interest income of $251 thousand.

Interest income on mortgage-backed securities increased $716 thousand to $4.2 million for the three months ended September 30, 2004 from $3.5 million for the same period in 2003. The average yield of the MBS portfolio increased 89 basis points to 4.48% for the quarter ended September 30, 2004 from 3.59% for the same period in 2003, which resulted in an interest income increase of $841 thousand due to rate changes. The average balance of MBS's decreased $13.9 million to $377.1 million for the three months ended September 30, 2004 from $391.0 million for the same period in 2003, which resulted in an interest income volume decrease of $125 thousand.

Interest income on loans increased $195 thousand to $6.2 million for the three months ended September 30, 2004 from $6.0 million for the same period in 2003. The average balance of the loan portfolio increased $32.8 million to $424.5 million for the three months ended September 30, 2004 from $391.7 million for the same period in 2003, which resulted in a volume increase in interest income of $506 thousand. The average rate on loans decreased 29 basis points to 5.86% for the three months ended September 30, 2004 from 6.15% for the same period in 2003, which resulted in a decrease in interest income of $311 thousand due to rate changes.

Interest expense on time deposits decreased $285 thousand to $956 thousand for the three months ended September 30, 2004 from $1.2 million for the same period in 2003. The average rate on time deposits decreased 43 basis points to 1.78% for the quarter ended September 30, 2004 from 2.21% for the same period in 2003, which resulted in a decrease in interest expense of $233 thousand. The average balance of time deposits decreased $9.3 million to $214.9 million for the three months ended September 30, 2004 from $224.2 million for the same period in 2003, which resulted in a volume decrease in interest expense of $52 thousand.

Interest expense on checking deposits increased $254 thousand to $444 thousand for the three months ended September 30, 2004 from $190 thousand for the same period in 2003. The average rate on checking deposits increased 24 basis points to 0.48% for the quarter ended September 30, 2004 from 0.24% for the same period in 2003, which resulted in an increase in interest expense of $226 thousand. The average balance of checking deposits increased $48.0 million to $369.6 million for the three months ended September 30, 2004 from $321.6 million for the same period in 2003, which resulted in a volume increase in interest expense of $28 thousand.

Interest expense on borrowings decreased $81 thousand to $2.3 million for the three months ended September 30, 2004 from $2.4 million for the same period in 2003. The average balance borrowed decreased $24.2 million to $212.0 million for the three months ended September 30, 2004 from $236.2 million for the same period in 2003 which resulted in a volume decrease in interest expense of $244 thousand. The average rate on borrowings increased 31 basis points to 4.35% increasing interest expense on borrowings $163 thousand for the quarter ended September 30, 2004.

Net interest income for the nine months ended September 30, 2004 increased $5.1 million to $27.8 million compared to $22.7 million for the same period in 2003 primarily due to an increase in interest income on investment securities of $3.4 million, mortgage-backed securities of $422 thousand and decreases in interest expense on time deposits of $1.3 million, savings deposits of $184 thousand and money market accounts of $101 thousand, partially offset by increases in interest expense on checking deposits of $350 thousand as compared to the same nine month period in 2003.

The increase in interest income on investment securities was due to an increase in the average yield on the investment portfolio of 156 basis points to 5.21% for the nine months ended September 30, 2004 from 3.65% for the same period in 2003, which resulted in an increase in interest income of $3.1 million due to interest rate changes. The average balance of the portfolio increased $9.0 million to $265.2 million for the nine months ended September 30, 2004 from $256.2 million for the same period in 2003, which resulted in a volume increase in interest income of $247 thousand. The increase in the average balance was primarily due to purchases of $294.7 million, partially offset by investment calls and maturities of $85.0 million, the sale of $17.0 million of investments available for sale and principal paydowns of $104.0 million.

Interest income on mortgage-backed securities increased $422 thousand for the nine months ended September 30, 2004 to $12.2 million from $11.8 million for the same period in 2003. The increase in interest income was due to an increase in the average balance of the portfolio of $29.1 million to $412.5 million for the nine months ended September 30, 2004 from $383.4 million for the nine months ended September 30, 2003, which resulted in a $894 thousand volume increase in interest income. The increase in the average balance was due to purchases of $20.1 million and a reclassification of $64.9 million of pass-thru securities from investments held to maturity to mortgage-backed securities, partially offset by principal paydowns of $116.9 million from September 2003 through September 2004. The average yield on the portfolio decreased 16 basis points to 3.95% for the nine months ended September 30, 2004 from 4.11% for the same period in 2003, which resulted in a decrease in interest income of $472 thousand due to interest rate changes.

Interest expense on time deposits decreased $1.3 million to $3.0 million for the nine months ended September 30, 2004 from $4.3 million for the same period in 2003. The average rate on time deposits decreased 70 basis points to 1.82% for the nine months ended September 30, 2004 from 2.52% for the same period in 2003, which resulted in a decrease in interest expense of $1.2 million. The average balance of time deposits decreased $6.3 million to $218.6 million for the nine months ended September 30, 2004 from $224.9 million for the same period in 2003, which resulted in a volume decrease in interest expense of $120 thousand.

Interest expense on savings deposits decreased $184 thousand to $803 thousand for the nine months ended September 30, 2004 from $987 thousand for the same period in 2003. The average rate on savings deposits decreased 19 basis points to 0.55% for the nine months ended September 30, 2004 from 0.74% for the same period in 2003, which resulted in a decrease in interest expense of $279 thousand. The average balance of savings deposits increased $17.0 million to $194.1 million for the nine months ended September 30, 2004 from $177.1 million for the same period in 2003, which resulted in a volume increase in interest expense of $95 thousand.

Interest expense on money market deposits decreased $101 thousand to $698 thousand for the nine months ended September 30, 2004 from $799 thousand for the same period in 2003. The average rate on money market deposits decreased 13 basis points to 0.69% for the nine months ended September 30, 2004 from 0.82% for the same period in 2003, which resulted in a decrease in interest expense of $138 thousand. The average balance of money market deposits increased $6.0 million to $135.7 million for the nine months ended September 30, 2004 from $129.7 million for the same period in 2003, which resulted in a volume increase in interest expense of $37 thousand.

Interest expense on checking deposits increased $350 thousand to $1.1 million for the nine months ended September 30, 2004 from $709 thousand for the same period in 2003. The average rate on checking deposits increased 8 basis points to 0.39% for the nine months ended September 30, 2004 from 0.31% for the same period in 2003, which resulted in an increase in interest expense of $225 thousand due to rate changes. The average balance of checking deposits increased $54.1 million to $359.8 million for the nine months ended September 30, 2004 from $305.7 million for the nine months ended September 30, 2003, which resulted in a $125 thousand volume increase in interest expense.

Critical Accounting Estimate-Provision for Loan Losses - A critical accounting estimate is the provision for loan losses which increased $45 thousand to $240 thousand for the nine months ended September 30, 2004 from $195 thousand for the same period in 2003. At September 30, 2004 the allowance for loan losses amounted to $4.6 million compared to $4.4 million at December 31, 2003. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three and nine month periods ended September 30, 2004 was $1.8 million and $4.6 million, respectively, as compared to $1.3 million and $4.3 million for the same periods in 2003. The increase was primarily due to a $534 thousand gain on the sale of $17.7 million of investments available for sale and a $419 thousand increase in service charges on accounts for the nine months ended September 30, 2004.

Salaries and Employee Benefits - for the three and nine month periods ended September 30, 2004 were $4.2 million and $12.4 million, respectively, as compared to $3.9 million and $11.6 million for the same period in 2003. The increase is due to annual compensation increases for the nine months ended September 30, 2004. Average full time equivalent employees at September 30, 2004 were 514 as compared to 507 at September 30, 2003.

Purchased Services - for the three and nine month periods ended September 30, 2004 totaled $700 thousand and $2.1 million, as compared to $745 thousand and $2.1 million for the same periods in 2003. Check processing costs increased $37 thousand for the nine months ended September 30, 2004 compared to the same period in 2003 due to higher transaction volume.

ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the nine months ended September 30, 2004 from the information presented in the Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4:  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal  control over  financial  reporting.  During the quarter
    -------------------------------------------------------
under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
         -----------------


     Item 1:  Legal Proceedings
     -------  -----------------

              None


     Item 2:  Unregistered Sale of Equity Securities and Use of Proceeds
     -------  ----------------------------------------------------------

              None


     Item 3:  Defaults Upon Senior Securities
     -------  -------------------------------

              None


     Item 4:  Submission of Matters to Vote of Security of Holders
     -------  ----------------------------------------------------

              None

     Item 5:  Other Information
     -------  -----------------

              None

     Item 6:  Exhibits
     -------  --------

                   31    Certifications   pursuant   to   Section   302  of  the
                         Sarbanes-Oxley Act of 2002.

                   32    Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002.

                                S I G N A T U R E


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMS FINANCIAL CORPORATION




Date: November 10, 2004                    /s/ Craig W. Yates
                                           -------------------------------------
                                           Craig W. Yates
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: November 10, 2004                    /s/ Channing L. Smith
                                           -------------------------------------
                                           Channing L. Smith
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)