Form 10-K
period 2004-12-31
FMS FINANCIAL CORP
filed 2005-03-24
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to _____________________

Commission File Number: 0-17353

                            FMS FINANCIAL CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                       New Jersey                             22-2916440
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation) (I.R.S. Employer or organization)
                                                       Identification No.)

   3 Sunset Road, Burlington, New Jersey                       08016
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:         (609) 386-2400
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
                                             ---     ---

         Based on the closing sales price of $17.02 per share of the registrant's common stock on June 30, 2004, as reported on the Nasdaq National Market System, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $56.9 million. As of March 10, 2005, there were 6,502,300 shares outstanding of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of 2004 Annual Report to Stockholders (Parts II and IV)
2.   Portions  of  the  Proxy   Statement   for  the  2005  Annual   Meeting  of
     Stockholders. (Part III)

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

         The Registrant principally operates through its forty-one banking offices located in Burlington, Camden and Mercer Counties, New Jersey. The Registrant is primarily engaged in the business of attracting deposits from the general public and originating loans which are secured by residential real estate. To a lesser extent, the Registrant also originates consumer, commercial business loans and construction loans and invests in U.S. government securities and mortgage-related securities.

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

                                                                            December 31,
                              ----------------------------------------------------------------------------------------------------
                                       2004               2003                   2002               2001               2000
                              -------------------- -------------------  -------------------- ------------------ ------------------
                               Carrying  Percent   Carrying  Percent     Carrying   Percent   Carrying Percent   Carrying Percent
                                Value    of Total   Value    of Total      Value    of Total   Value   of Total   Value   of Total
                               -------   --------  -------   --------     -------   --------   ------  --------  -------  --------
                                                                            (In thousands)
Mortgage loans:
  One-to-four family........  $275,843      65.08% $280,664     68.84%   $272,777     74.38% $259,970    76.11% $228,428    77.47%
  Commercial real estate....   116,380      27.46   104,352     25.60      76,354     20.82    60,627    17.75    52,763    17.90
  Commercial construction...    11,971       2.82     5,994      1.47       1,157       .32     4,606     1.35     1,062      .36
  Construction..............       897        .21     1,324       .32         306       .08     1,254      .37       163      .06
                              --------     ------  --------    ------    --------    ------  --------   ------  --------   ------
      Total mortgage loans..   405,091      95.57   392,334     96.23     350,594     95.60   326,457    95.58   282,416    95.79
                              --------     ------  --------    ------    --------    ------  --------   ------  --------   ------
Consumer and other loans:
  Consumer..................     2,472        .58     3,187       .78       3,522       .96     4,583     1.34     3,900     1.32
  Commercial business.......    16,312       3.85    12,180      2.99      12,621      3.44    10,521     3.08     8,522     2.89
                              --------     ------  --------    ------    --------    ------  --------   ------  --------   ------
   Total consumer and other
         loans..............    18,784       4.43    15,367      3.77      16,143      4.40    15,104     4.42    12,422     4.21
                              --------     ------  --------    ------    --------    ------  --------   ------  --------   ------
      Total loans...........  $423,875     100.00% $407,701    100.00%   $366,737    100.00% $341,561   100.00% $294,838   100.00%
                              ========     ======  ========    ======    ========    ======  ========   ======  ========   ======


         One- to Four- Family Loans. The Registrant's primary lending activity consists of the origination of one- to-four family residential mortgage loans ("residential loans") secured by the property in the Registrant's market area. The Registrant's residential loan portfolio also includes second mortgage loans and home equity loans (including home equity lines of credit loans). The Registrant generally originates mortgage loans with terms of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Typically, residential loans remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Registrant presently offers residential loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate indexed higher than the corresponding U.S. Treasury security index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and presently not to exceed a rate of 11.5% over the life of the loan. At December 31, 2004, adjustable-rate residential first mortgage loans amounted to $21.8 million or 5.15% of the total residential loan portfolio. These loans are generally not originated under terms, conditions and documentation which permit their sale in the secondary mortgage market to FreddieMac and FannieMae.

         Fixed-rate mortgage loans are generally underwritten according to FreddieMac and FannieMae guidelines. The Registrant periodically sells selected fixed-rate residential loans, without recourse, to provide additional funds for lending and to restructure the loan portfolio to improve interest rate risk. Generally, if the property is not owner-occupied, a higher rate of interest is charged on such loans. At December 31, 2004, $222.0 million, or 52.39% of the total residential loan portfolio, consisted of long- term fixed-rate first mortgage loans, none of which were classified as held for sale.

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

         The Registrant actively solicits and originates home equity loans and home equity lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 2004, the Registrant had home equity loans in the amount of $13.8 million, or 5.00%, of its residential loan portfolio and approved $43.7 million in home equity lines of credit, of which $18.2 million was outstanding.

         Commercial Real Estate Loans. Commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), in the Registrant's market area. Commercial real estate loans and multi-family residential loans have been made in amounts up to $4.0 million, with most of such loans ranging in size from $100,000 to $2.0 million. Loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust above the prime interest rate (generally 1% to 2%) or a specified treasury index or are balloon loans with fixed interest rates which mature in three to five years with principal amortization for a period of up to 25 years. At December 31, 2004, the Registrant's commercial real estate loan portfolio consisted of $111.0 million of commercial real estate and $5.3 million of multi-family loans.

         Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to-four family residential mortgage loans. Of primary concern, in commercial and multi-family real estate lending, is the borrower's creditworthiness and the feasibility and cash flow potential of the property. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

         Construction Loans. The Registrant originates loans to finance the construction of one- to-four family dwellings and/or commercial real estate. Construction loans to builders are generally made only if the Registrant makes the permanent mortgage loan or if the builder has a contract for sale and the purchaser has received a permanent mortgage commitment. Interim construction loans to builders generally have terms of up to nine months and interest rates which adjust above the prime interest rate (generally 1% to 2%).

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

         Loan Commitments. The Registrant issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases, the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. Generally, the commitment requires acceptance within 15 days of the date of issuance. At December 31, 2004, the Registrant had $14.5 million of commitments to cover originations and $32.1 million in undisbursed funds on outstanding lines of credit. Management believes that virtually all of the Registrant's commitments will be funded.

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

Non-Performing and Problem Assets

         When a loan is more than 30 days delinquent, the borrower is contacted by mail or phone and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. In certain instances, the Registrant may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize their financial affairs. If the loan continues in a delinquent status for 90 days or more, the Registrant generally will initiate foreclosure proceedings.

         Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is credited to income in the period received.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Registrant at the dates indicated.

                                                                   At December 31,
                                                -----------------------------------------------------
                                                  2004       2003       2002       2001        2000
                                                --------   --------    -------   --------    -------
                                                               (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   One-to-four family.........................  $    819   $    507    $   960   $  1,348    $   778
   Commercial real estate.....................       985      1,189      1,786      1,634      1,409
   Consumer and other.........................        --         --         12         --         24
                                                --------   --------    -------   --------    -------
      Total mortgage non-accrual loans........  $  1,804   $  1,696    $ 2,758   $  2,982    $ 2,211
                                                --------   --------    -------   --------    -------
Troubled debt restructuring...................  $    718   $  1,027    $   987   $  1,072    $   790
Real estate owned, net........................        --         48        291        214        355
Other non-performing assets...................        --         --         88         88         88
                                                --------   --------    -------   --------    -------
Total non-performing assets...................  $  2,522   $  2,771    $ 4,124   $  4,356    $ 3,444
                                                ========   ========    =======   ========    =======

Total non-accrual loans to net loans..........       .43%       .42%       .76%       .89%       .76%
                                                ========   ========    =======   ========    =======
Total non-accrual loans to total assets.......       .14%       .14%       .24%       .31%       .26%
                                                ========   ========    =======   ========    =======
Total non-performing assets to total assets...       .20%       .23%       .37%       .45%       .41%
                                                ========   ========    =======   ========    =======

         Classified Assets. The Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

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

         The following table sets forth the Registrant's classified assets in accordance with its classification system.


                                               At December 31, 2004
                                                   (In thousands)
        Special mention..................             $   633
        Substandard......................               4,464
        Doubtful.........................                   8
        Loss.............................                  --
                                                      -------
                 Total...................             $ 5,105
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

         The following table sets forth an analysis of the Registrant's allowance for loan losses for the periods indicated.

                                                            For the Year Ended December 31,
                                            -------------------------------------------------------
                                                 2004        2003        2002     2001       2000
                                                ------      ------      ------   ------     ------
                                                                (Dollars in Thousands)
 Balance at beginning of period.............    $4,408      $4,317      $4,231   $3,980     $3,841
 Loans charged-off:
   One-to-four family.......................       (3)          --        (10)     (42)       (40)
  Commercial real estate....................        --          --          --       --       (83)
  Construction..............................        --          --          --       --         --
  Consumer..................................       (6)         (4)        (10)      (3)        (9)
  Commercial business.......................      (14)       (184)        (58)       --         --
                                                ------      ------      ------   ------     ------
    Total charge-offs.......................      (23)       (188)        (78)     (45)      (132)
Recoveries..................................         4           9          15       13         31
                                                ------      ------      ------   ------     ------
Net loans charged-off.......................      (19)       (179)        (63)     (32)      (101)
                                                ------      ------      ------   ------     ------
Provision for loan losses...................       330         270         149      221        240
                                                ------      ------      ------   ------     ------
Increase as a result of merger..............         -          --          --       62          --
                                                ------      ------      ------   ------     ------
Balance at end of period....................    $4,719      $4,408      $4,317   $4,231     $3,980
                                                ======      ======      ======   ======     ======
 Ratio of net charge-offs to average loans
   outstanding during the period............      .005%       .046%       .017%    .010%      .034%
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

                                                                      At December 31,
                          --------------------------------------------------------------------------------------------------------
                                2004                 2003                  2002                 2001                2000
                          --------------------  --------------------  --------------------  ---------------- ---------------------
                                   Percent of            Percent of           Percent of          Percent of           Percent of
                                    Loans to              Loans to            Loans to             Loans to             Loans to
                           Amount  Total Loans  Amount   Total Loans  Amount  Total Loans  Amount Total Loans  Amount  Total Loans
                           ------  -----------  ------   -----------  ------  -----------  ------------------  ------  -----------
                                                                             (Dollars in Thousands)
Loans:

One- to-four family....... $  986      65.08%   $1,446       68.84%   $1,672     74.38%    $1,339     76.11%   $2,912      77.48%
Commercial real estate....  2,883      27.46     2,540       25.60     2,284     20.82      2,311     17.75       887      17.90
Commercial construction...    582       2.82       194        1.47        69       .32        100      1.35         9        .36
Construction..............      2        .21        25         .32        34       .08        222       .37         5        .05
Consumer and other........     22        .58        24         .78        28       .96         33      1.34        31       1.32
Commercial business.......    244       3.85       179        2.99       230      3.44        226      3.08       136       2.89
                           ------    -------    ------     -------    ------   -------     ------   -------   -------    -------
    Total allowance for
      loan losses..        $4,719     100.00%   $4,408      100.00%   $4,317    100.00%    $4,231    100.00%   $3,980     100.00%
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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2004, the Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $524.1 million and $142.0 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with their net unrealized gain or loss included as a separate component of stockholders' equity, net of income taxes. At December 31, 2004, the Registrant's securities available for sale had an amortized cost of $141.5 million and market value of $142.0 million (net unrealized gain of $271 thousand, net of income taxes). The changes in market value in the Registrant's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Corporation's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         The Registrant's investment securities "available-for-sale" and "held-to-maturity" portfolios at December 31, 2004, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Registrant's equity, excluding those issued by the United States government agencies.

         At December 31, 2004, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by GNMA, FNMA and FHLMC make up a majority of the pass- through certificates market.

         The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GNMA, FNMA and FHLMC, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass-through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage- backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk
associated  with   conventional   mortgage-backed   securities   resulting  from
unexpected prepayment activity. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         The following table sets forth the carrying value of the Registrant's investment securities held to maturity, securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.


                                                          At December 31,
                                                   -----------------------------
                                                    2004       2003       2002
                                                  --------   --------   --------
                                                         (In Thousands)
Investment securities held to maturity:
  U.S. government and agency securities .......   $164,381   $ 72,256   $ 25,915
  CMO's .......................................     87,413    110,973    123,809
  Municipal bonds .............................      3,039      2,400     14,503
  CMO's .......................................     87,413    110,973    123,809
  Mortgage-backed securities ..................    269,222    359,670    342,123
Investment securities available for sale:
  U.S. government and agency securities .......     30,317     13,189     25,358
  CMO's .......................................     37,602     33,597     22,108
  Mortgage-backed securities ..................     74,081    102,445     71,147
                                                  --------   --------   --------
      Total investment securities .............    666,055    694,530    624,963
  FHLB stock ..................................     10,250     11,810     12,062
  Interest bearing deposits and
    overnight investments .....................     64,167     31,312     46,913
                                                  --------   --------   --------
Total investments .............................   $740,472   $737,652   $683,938
                                                  ========   ========   ========

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Registrant's investment securities at December 31, 2004. The following table does not take into consideration the effects of unscheduled repayments or the effects of possible prepayments.

                                                                                    More than
                         One Year or Less  One to Five Years Five to Ten Years      Ten Years        Total Investment Securities
                        -----------------  ----------------- ----------------- ------------------    -----------------------------
                        Carrying  Average  Carrying  Average   Carrying Average  Carrying  Average   Carrying    Market  Average
                         Value     Yield    Value     Yield     Value    Yield     Value    Yield     Value       Value   Yield
                        -------   -------  -------   -------   -------  -------    -----    -----    -------     -------  -----
                                                             (Dollars in Thousands)
Investment securities
held to maturity:
 U.S. government and
 agency obligations.....                                      $29,980     5.04%   $134,401    5.86%  $164,381  $164,033     5.71%
 Municipal bonds........   2,939     1.84       100     4.30                                            3,039     3,043     1.92
 CMO's..................                     10,600     3.90                        76,813    4.39     87,413    86,774     4.33
 Mortgage-backed
   securities...........     248     4.15     6,600     5.11   32,483     4.55     229,890    5.27    269,222   272,526     5.18
Investment securities
available for sale:
 U.S. government and
   agency obligations...                                       16,868     5.10     13,449    5.28      30,317    30,317     5.18
 CMO's..................                                        7,235     4.32     30,367    5.08      37,602    37,602     4.93
 Mortgage-backed
   securities...........   4,397     4.73                       2,739     5.00     66,945    5.32      74,081    74,081     5.28
 FHLB stock.............                                                           10,250    2.22      10,250    10,250     2.22
 Interest-bearing
   deposits and
   overnight
   investments..........  64,167     2.08                                                              64,167    64,167     2.08
                         -------     ----   -------    ----   -------    ----    --------    ----    --------  --------     ----
   Total................ $71,751     2.24%  $17,300    4.36%  $89,305    4.81%   $562,115    5.23%   $740,472  $742,793     4.87%
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

         Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2004.

                                                          Certificates of
Maturity Period of Deposits                                   Deposit
---------------------------                                   -------
                                                          (In Thousands)

Three months or less....................................      $13,403
Three through six months................................        6,628
Six through twelve months...............................        4,795
Over twelve months......................................        7,162
                                                              -------
     Total..............................................      $31,988
                                                              =======

         Deposit Rate. The following table sets forth the distribution of the Registrant's average balance of deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                         At December 31,
                                  -------------------------------------------------------------------------------------------
                                               2004                          2003                        2002
                                  -------------------------------  --------------------------  ------------------------------
                                                        Weighted                     Weighted                       Weighted
                                             Percent    Average             Percent  Average             Percent    Average
                                   Average   of Total   Nominal   Average  of Total  Nominal   Average   of Total   Nominal
                                   Balance   Deposits    Rate     Balance  Deposits   Rate     Balance   Deposits     Rate
                                   -------   --------    ----     -------  --------   ----     -------   --------     ----
                                                                    (Dollars In Thousands)

Passbook and regular savings....  $182,873      19.95%    .43%   $167,936     19.78%     .57%  $141,705     18.93%   1.28%
Checking accounts...............   366,338      39.97     .47     313,492     36.92      .29    262,152     35.01     .62
Money market deposit accounts...   139,038      15.17     .72     130,822     15.40      .78    109,124     14.57    1.86
Certificates of deposit.........   216,906      23.67    1.83     225,240     26.52     2.40    233,975     31.25    3.58
Surrogate statement.............    11,373       1.24    2.55      11,737      1.38     2.55      1,772       .24    5.91
                                  --------     ------     ---    --------    ------     ----   --------    ------    ----
  Total Deposits................  $916,528     100.00%    .84%   $849,227    100.00%    1.01%  $748,728    100.00%   1.86%
                                  ========     ======     ===    ========    ======     ====   ========    ======    ====

Personnel

         As of December 31, 2004, the Registrant had 339 full-time employees and 239 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

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

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, Savings Association Insurance Fund ("SAIF") insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit

Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% for all other thrifts, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. At December 31, 2004, the Bank was in compliance with its regulatory capital requirements.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the Home Owners' Loan Act, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At December 31, 2004, the Bank was in compliance with its QTL requirement, with 88.94% of its assets invested in Qualified Thrift Investments.

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

         Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2004, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Properties
-------  ----------

         The Registrant conducts its business through its two administrative offices located in Burlington, New Jersey and its 41 branch locations in Burlington, Camden and Mercer Counties, New Jersey. All of the Registrant's office and branch facilities are owned by the Registrant, except for ten branch office locations, two located in Lumberton and the others located in Medford, Mt. Holly, Burlington, Cherry Hill Hamilton, Cinnaminson, Delanco and Marlton, New Jersey. Management of the Registrant considers the physical condition of each of the Registrant's administrative and branch offices to be good and adequate for the conduct of the Registrant's business.

Item 3.  Legal Proceedings
-------  -----------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     Part II

Item 5. Market for the Registrant's  Common Equity,  Related Stockholder Matters
------- ------------------------------------------------------------------------
        and Issuer Purchases of Equity Securities
        -----------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Corporation's 2004 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference.

Item 6.  Selected Financial Data
-------  -----------------------

         The information contained in the table captioned "Financial Highlights" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------- ------------------------------------------------------------------------
        of Operations
        -------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------

         The information contained in the sections captioned "Market Risk and Liquidity Risk"and "Interest Rate Risk" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

         The Registrant's financial statements listed in Item 15 herein are incorporated herein by reference.

Item 9. Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
------- ------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

Item 9A.  Controls and Procedures
--------  -----------------------

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

Item 9B.  Other Information
--------  -----------------

         None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of
Directors" in the 2005 Proxy Statement ("Proxy Statement") are incorporated herein by reference.

Executive Officers of the Corporation Who Are Not Directors


Name and Title                                      Age as of December 31, 2004
--------------                                      ---------------------------
Channing L. Smith                                                61
Vice President and Chief Financial Officer

James E. Igo                                                     48
Senior Vice President and Chief Lending Officer

Thomas M. Topley                                                 44
Senior Vice President and Corporate Secretary

         Channing L. Smith has served as Vice President and Chief Financial Officer of the Corporation and the Bank since October 1994. In this capacity, he is responsible for the management of the accounting, treasury, and investments of the Corporation and the Bank. From April 1993 to October 1994, Mr. Smith served as controller of the Corporation and the Bank.

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

Item 11.  Executive Compensation
--------  ----------------------

         The information contained under the section captioned "Proposal I - Election of Directors - Directors and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security  Ownership of Certain  Beneficial  Owners and  Management and
-------  ----------------------------------------------------------------------
          Related Stockholder Matters.
          ----------------------------

          (a)  Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the Section captioned "Principal Holders" and "Proposal I - Election of Directors" of the Proxy Statement.

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

          (d)  Securities  Authorized  for Issuance  Under  Equity  Compensation
               Plans

               Set forth below is information as of December 31, 2004 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.


                                          EQUITY COMPENSATION PLAN INFORMATION
                                                    (a)                      (b)                    (c)
                                                                                                 Number of  securities
                                                                                                 remaining  available
                                            Number of securities       Weighted-average           for future issuance
                                             to be issued upon         exercise price of             under equity
                                                exercise of               outstanding             compensation plans
                                            outstanding options,       options, warrants        (excluding securities
                                            warrants and rights           and rights          reflected in column (a))
                                            --------------------          -----------         ------------------------
Equity compensation plans
  approved by shareholders
Stock Option and
  Incentive Plan........................           65,600                    $8.31                         --
Equity compensation plans
  not approved by shareholders                        N/A                      N/A                        N/A
                                                   ------                    -----                       ----
     TOTAL.............................            65,600                    $8.31                         --
                                                   ======                     ====                       ====


Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the section captioned "Proposal I - Election of Directors - Directors and Executive Officer Compensation - Certain Relationships and Related Transactions" of the Proxy Statement.

Item 14.  Principal Accountant Fees and Services
--------  --------------------------------------

         The information called for by this item is incorporated herein by reference to the section entitled "Proposal II - Ratification of Appointment of Auditors" in the Proxy Statement.

                                     Part IV

Item 15.  Exhibits and Financial Statement Schedules
--------  ------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

                  1. The consolidated statements of financial condition of FMS Financial Corporation and subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2004, together with the related notes and the Independent Registered Public Accounting Firms' auditors' report of PricewaterhouseCoopers LLP.

                  2. Schedules omitted as they are not applicable.

                  3. Exhibits

                     The following Exhibits are filed as part of this report:

                    3.1  Certificate of Incorporation*
                    3.2  Bylaws*
                    4    Agreement  to furnish copy to  Securities  and Exchange
                         Commission  upon  request of  Indenture  dated July 28,
                         1994, relating to 10% Subordinated  Debentures due 2004
                         in aggregate principal amount of $10 million**
                    10.1 Stock Option and Incentive Plan***
                    13   Portions of the 2004 Annual Report to Stockholders
                    21   Subsidiaries   of  the   Registrant
                    23   Consent of  Independent  Registered  Public  Accounting
                         Firm
                    31   Certifications   pursuant   to   Section   302  of  the
                         Sarbanes-Oxley Act of 2002
                    32   Certification   pursuant   to   Section   906   of  the
                         Sarbanes-Oxley Act of 2002

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 24, 2005.

                                          FMS FINANCIAL CORPORATION


                                          By:   /s/Craig W. Yates
                                                --------------------------------
                                                Craig W. Yates, President and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2005 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Craig W. Yates                               /s/ George J. Barber
-----------------------------------------------  -------------------------------
Craig W. Yates                                   George J. Barber
President, Chief Executive Officer and Director  Director
(Principal Executive Officer)


/s/ Channing L. Smith                            /s/ Edward J. Staats, Jr.
-----------------------------------------------  -------------------------------
Channing L. Smith                                Edward J. Staats, Jr.,
Vice President and Chief Financial Officer       Director
(Principal Financial and Accounting Officer)


/s/ Wayne H. Page                                /s/ Dominic W. Flamini
-----------------------------------------------  -------------------------------
Wayne H. Page                                    Dominic W. Flamini
Director                                         Director


/s/ Vincent R. Farias                            /s/ Roy D. Yates
-----------------------------------------------  -------------------------------
Vincent R. Farias                                Roy D. Yates
Director                                         Chairman of the Board


/s/ Mary Wells                                   /s/ Joseph W. Clarke, Jr.
-----------------------------------------------  -------------------------------
Mary Wells                                       Joseph W. Clarke, Jr.
Director                                         Director