Form 10-Q
period 2005-03-31
FMS FINANCIAL CORP
filed 2005-05-12
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549



                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005

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

         As of May 6, 2005 there were issued and outstanding 6,502,505 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY

                          QUARTERLY REPORT ON FORM 10-Q

                                 MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I - Financial Information

         Item 1 - Financial Statements
                    Consolidated Statements of Financial Condition as of
                    March 31, 2005 (unaudited) and December 31, 2004                    1

                  Consolidated Statements of Operations (unaudited)
                    for the three months ended
                    March 31, 2005 and March 31, 2004                                   2

                  Consolidated Statements of Cash Flows (unaudited)
                    for the three months ended March 31, 2005
                    and March 31, 2004                                                  3

                  Consolidated Statements of Changes in Stockholders' Equity
                    (unaudited) for the three months ended March 31, 2005 and
                    March 31, 2004                                                      4

                  Notes to Consolidated Financial Statements                            5

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                  6 - 16

         Item 3 - Disclosure about Market Risk                                         16

         Item 4 - Controls and Procedures                                              16


PART II - Other Information

         Item 1 - Legal Proceedings                                                    17

         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          17

         Item 3 - Defaults Upon Senior Securities                                      17

         Item 4 - Submission of Matters to a Vote of Security Holders                  17

         Item 5 - Other Information                                                    17

         Item 6 - Exhibits                                                             17

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  March 31, 2005  December 31, 2004
                                                                                                           (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
   Cash and amounts due from depository institutions                                             $    55,946,208    $    46,410,744
   Interest-bearing deposits                                                                             141,792             30,950
   Short term funds                                                                                   65,836,026         64,135,662
                                                                                                 ---------------    ---------------
                        Total cash and cash equivalents                                              121,924,026        110,577,356
   Investment securities held to maturity                                                            227,753,915        254,833,749
   Investment securities available for sale                                                          168,113,061        141,999,280
   Mortgage-backed securities held to maturity                                                       253,151,834        269,221,897
   Loans, net                                                                                        421,969,540        418,798,633
   Accrued interest receivable                                                                         5,574,402          6,322,107
   Federal Home Loan Bank stock                                                                        8,750,020         10,250,120
   Office properties and equipment, net                                                               30,732,971         30,747,227
   Deferred income taxes                                                                               2,224,261          2,150,442
   Core deposit intangible                                                                             2,412,978          2,592,030
   Prepaid expenses and other assets                                                                   2,642,891          2,513,224
                                                                                                 ---------------    ---------------
TOTAL ASSETS                                                                                     $ 1,245,249,899    $ 1,250,006,065
                                                                                                 ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities:
    Deposits                                                                                      $   965,279,204   $   941,506,820
    Securities sold under agreements to repurchase                                                    165,000,000       195,000,000
    Advances from the Federal Home Loan Bank                                                           10,000,000        10,000,000
    FMS Statutory Trust 1 debentures                                                                   25,774,000        25,774,000
    Advances by borrowers for taxes and insurance                                                       2,316,845         2,200,357
    Accrued interest payable                                                                            1,127,216         1,246,661
    Dividends payable                                                                                     195,069           195,029
    Other liabilities                                                                                   4,603,263         3,746,579
                                                                                                  ---------------   ---------------
    Total liabilities                                                                               1,174,295,597     1,179,669,446
                                                                                                  ---------------   ---------------

Commitments and contingencies
Stockholders' Equity:
    Preferred stock - $.10 par value 5,000,000  shares  authorized; none issued
    Common  stock - $.10 par value 10,000,000 shares authorized; shares issued 7,991,482 and 7,991,292 and shares outstanding 6,502,300
                         and 6,502,110 as of March 31, 2005 and December 31, 2004, respectively           799,148           799,129
    Paid-in capital in excess of par                                                                    8,681,602         8,555,506
    Accumulated comprehensive income - net of taxes                                                      (743,779)          270,784
    Retained earnings                                                                                  73,152,330        71,646,199
    Less:  Treasury stock (1,489,182 shares, at cost, as of March 31, 2005
                         and December 31, 2004)                                                       (10,934,999)      (10,934,999)
                                                                                                  ---------------   ---------------
Total stockholders' equity                                                                             70,954,302        70,336,619
                                                                                                  ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 1,245,249,899   $ 1,250,006,065
                                                                                                  ===============   ===============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------
                                                                          Three Months ended
                                                                               March 31,
                                                                      ---------------------------
                                                                            2005          2004
-------------------------------------------------------------------------------------------------
                                                                              (Unaudited)
INTEREST  INCOME:
Interest income on:
  Loans                                                               $  6,188,264   $  6,051,776
  Mortgage-backed securities                                             3,726,015      3,940,565
  Investments                                                            4,088,509      3,648,937
                                                                      ------------   ------------
Total interest income                                                   14,002,788     13,641,278
                                                                      ------------   ------------
INTEREST EXPENSE:
Interest expense on:
  Deposits                                                               2,403,790      1,780,209
  Borrowings                                                             2,154,778      2,354,914
  Long-term debt                                                           408,499        303,798
                                                                      ------------   ------------
Total interest expense                                                   4,967,067      4,438,921
                                                                      ------------   ------------

NET INTEREST INCOME                                                      9,035,721      9,202,357
PROVISION FOR LOAN LOSSES                                                   90,000         75,000
                                                                      ------------   ------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                      8,945,721      9,127,357
                                                                      ------------   ------------
NON-INTEREST INCOME:
  Loan service charges and other fees                                       17,180         29,244
  Gain on sale of investment securities                                          0        100,056
  Real estate owned operations, net                                              0         (1,263)
  Service charges on accounts                                            1,268,002      1,204,240
  Other income                                                              36,882         29,136
                                                                      ------------   ------------
Total non-interest income                                                1,322,064      1,361,413
                                                                      ------------   ------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                         4,376,028      4,125,632
  Occupancy and equipment                                                1,436,536      1,379,656
  Purchased services                                                       697,183        696,722
  Federal deposit insurance premiums                                        32,139         32,265
  Professional fees                                                        187,250        165,783
  Advertising                                                              108,818        111,963
  Amortization of core deposit intangible                                  179,052        179,052
  Other                                                                    365,134        337,184
                                                                      ------------   ------------
Total non-interest expenses                                              7,382,140      7,028,257
                                                                      ------------   ------------

INCOME BEFORE INCOME TAXES                                               2,885,645      3,460,513

INCOME TAXES                                                             1,184,411      1,382,626
                                                                      ------------   ------------
NET INCOME                                                            $  1,701,234   $  2,077,887
                                                                      ============   ============

 BASIC EARNINGS PER COMMON SHARE                                      $       0.26   $       0.32
                                                                      ============   ============
 DILUTED EARNINGS PER COMMON SHARE                                    $       0.26   $       0.32
                                                                      ============   ============
 Dividends per common share                                           $       0.03   $       0.03
                                                                      ============   ============

 Weighted average common shares outstanding                              6,502,223      6,486,325
 Potential  dilutive  effect  of  the  exercise  of  stock  options         38,668         41,033
                                                                      ------------   ------------
 Adjusted  weighted  average  common  shares  outstanding                6,540,891      6,527,358
                                                                      ============   ============


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Three Months ended
                                                                                                              March 31,
                                                                                                         2005           2004
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                             (Unaudited)
OPERATING ACTIVITIES:
Net income                                                                                     $   1,701,234    $   2,077,887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                                             90,000           75,000
Amortization and accretion of premiums and discounts on investments, net                             601,182        1,275,256
Amortization and other fees and costs                                                                209,436          215,969
Depreciation                                                                                         496,416          490,654
Realized (gains) and losses on:
  Sale of loans and loans held for sale of fixed assets                                                    0               (1)
  Disposal and sale of fixed assets                                                                      115                0
  Sale of investment securities                                                                            0         (100,056)
  Sale of real estate owned                                                                                0             (654)
Decrease (increase) in accrued interest receivable                                                   747,705         (454,190)
Increase in prepaid expenses and other assets                                                       (149,128)        (768,244)
Decrease in accrued interest payable                                                                (119,445)         (67,935)
Increase in other liabilities                                                                      1,557,358          924,806
(Benefit) Provision for deferred income taxes                                                        (73,819)         (78,163)
                                                                                               -------------    -------------
       Net cash provided by operating activities                                                   5,061,054        3,590,329
                                                                                               -------------    -------------
INVESTING ACTIVITIES:
Proceeds from sale of:
  Education loans                                                                                          0           15,301
  Real estate owned                                                                                        0           48,948
Principal collected and proceeds from maturities of investment securities held to maturity       182,464,599       32,485,161
Proceeds from maturities of investment securities available for sale                              12,252,427       16,577,021
Principal collected on mortgage-backed securities held to maturity                                15,700,055       20,763,373
Principal collected on loans, net                                                                 19,817,106       25,135,645
Loans originated or acquired, net                                                                (23,088,936)     (27,955,402)
Purchase of investment securities and mortgage-backed securities held to maturity               (155,443,243)     (50,184,757)
Purchase of investment securities and mortgage-backed securities available for sale              (40,254,142)     (26,138,938)
Redemption of Federal Home Loan Bank stock                                                         1,500,100           59,500
Purchase of office property and equipment                                                           (482,274)        (380,585)
                                                                                               -------------    -------------
       Net cash provided (used) by investing activities                                           12,465,692       (9,574,733)
                                                                                               -------------    -------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                                              26,545,130       21,486,365
Net decrease in time deposits                                                                     (2,772,746)      (8,574,601)
Net decrease in FHLB advances                                                                              0       (1,191,047)
(Repayment) Proceeds from securities sold under agreement to repurchase                          (30,000,000)               0
Increase in advances from borrowers for taxes and insurance                                          116,488          154,412
Dividends paid on common stock                                                                      (195,063)        (194,576)
Net proceeds from issuance of common stock                                                           126,115           10,000
                                                                                               -------------    -------------
       Net cash (used) provided by financing activities                                           (6,180,076)      11,690,553
                                                                                               -------------    -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                             11,346,670        5,706,149
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   110,577,356       72,334,637
                                                                                               -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $ 121,924,026    $  78,040,786
                                                                                               =============    =============
Supplemental Disclosures:
 Cash paid for:
    Interest on deposits, advances, and other borrowings                                       $   5,086,512    $   4,506,856
    Income taxes                                                                                      75,000        1,050,000
 Non-cash investing and financing activities:
    Dividends declared and not paid at quarter end                                                   195,103          194,606
    Investments purchased and not yet settled                                                              0       10,000,000

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated                                       Total
                               Common shares     Common       Paid-in     comprehensive   Retained       Treasury    Stockholders'
                                 outstanding      stock        capital    income (loss)   earnings          stock          Equity
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003      6,485,877   $797,506   $ 8,507,333      $  802,239  $63,657,664   $(10,934,999)    $62,829,743
Net Income                                                                               2,077,887                      2,077,887
Other comprehensive income
  Unrealized gain on
    securities available
    for sale, net of taxes
    of $234,994                                                               353,368                                     353,368
                                                                                                                      -----------
Total comprehensive income                                                                                              2,431,255
                                                                                                                      -----------
Dividends declared ($.03)                                                                 (194,606)                      (194,606)
Exercise of stock options              1,000        100         9,900                                                      10,000
                               --------------------------------------------------------------------------------------------------
Balances at March 31, 2004         6,486,877   $797,606   $ 8,517,233     $ 1,155,607  $65,540,945   $(10,934,999)    $65,076,392
---------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2004      6,502,110   $799,129   $ 8,555,506     $   270,784  $71,646,199   $(10,934,999)    $70,336,619
Net Income                                                                               1,701,234                      1,701,234
Other comprehensive income
  Unrealized loss on
    securities available
    for sale, net of taxes
    of $700,674                                                            (1,014,563)                                 (1,014,563)
                                                                                                                      -----------
Total comprehensive income                                                                                                686,671
                                                                                                                      -----------
Dividends declared ($.03)                                                                 (195,103)                      (195,103)
Exercise of stock options                190         19       126,096                                                     126,115
                               --------------------------------------------------------------------------------------------------
Balances at March 31, 2005         6,502,300   $799,148   $ 8,681,602     $  (743,779) $73,152,330   $(10,934,999)    $70,954,302
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED).

1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation (the "Corporation") contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The 2004 comparative Statement of Financial Condition was derived from the audited financial statements. The consolidated financial statements include the Corporation's principle subsidiary, Farmers & Mechanics Bank (the "Bank").

2-LONG-TERM DEBT
Long-Term Debt at March 31, 2005 and December 31, 2004 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. As of March 31, 2005 and 2004 the interest rate was 6.69% and 4.71%, respectively. The proceeds were used for the paydown in August 2002 of the $10.0 million subordinated debentures, expansion of the Bank's operations, and general corporate purposes.

3-REGULATORY CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at March 31, 2005. The Bank's regulatory tangible and tier 1 (core) capital ratios are $83.3 million, or 6.70% of total bank assets, and $87.0 million or 16.70% for risk-based capital. FMS's consolidated capital ratio at March 31, 2005 totaled 5.70%.

4-STOCK OPTIONS
The Corporation maintains an incentive stock option plan. As permitted by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" the Corporation will continue to use the intrinsic value method of accounting for stock options. No options have been granted during the three months ended March 31, 2005 and 2004.

5-PENSION PLAN
The Corporation maintains a defined benefit Pension Plan for active employees. The Corporation expects to contribute approximately $986 thousand to our pension plan in 2005 and has contributed $205 thousand during the three months ended March 31, 2005. The components of the net pension cost are as follows:

                                       Three Months ended March 31,
                                       ----------------------------
                                              2005         2004
                                              ----         ----
         Service cost                    $ 230,355    $ 217,760
         Interest cost                     170,627      141,092
         Return on assets                 (203,406)    (158,050)
         Net amortization and deferral       1,027        3,067
                                         ---------    ---------
         Net periodic pension cost       $ 198,603    $ 203,869
                                         =========    =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005.

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

FINANCIAL CONDITION

Total Assets - at March 31, 2005 were $1.2 billion as compared with total assets at December 31, 2004 of $1.3 billion.

Investment Securities Held to Maturity - decreased $27.0 million to $227.8 million at March 31, 2005 from $254.8 million at December 31, 2004 primarily due to calls of $65.4 million in U.S. Agency Notes, principal paydowns of $6.1 million in CMO's and the maturity of $1.0 million of Municipal Bonds, partially offset by purchases of $20.0 million of U.S. Agency Notes, $5.5 million of Municipal Bonds and a net increase of $20.0 million of Repurchase Agreements in the first quarter of 2005. Investment securities held to maturity at March 31, 2005 consisted of $227.8 million in fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 2005 and December 31, 2004 follows:

                                               March 31, 2005                              December 31, 2004
----------------------------------------------------------------------------------   ----------------------------
                                           Gross          Gross         Estimated                     Estimated
                          Amortized      Unrealized     Unrealized        Market       Amortized        Market
                            Cost           Gains          Losses          Value          Cost           Value
----------------------------------------------------------------------------------   ----------------------------
Repurchase Agreements   $ 20,000,000   $          0   $          0    $ 20,000,000   $          0   $          0
U. S. Agency Notes       118,883,481         43,840     (1,284,217)    117,643,104    164,381,425    164,033,241
CMO's                     81,302,796         45,070     (1,578,969)     79,768,897     87,413,111     86,773,600
Municipal bonds            7,567,638          3,270              0       7,570,908      3,039,213      3,043,454
----------------------------------------------------------------------------------   ---------------------------
Total                   $227,753,915   $     92,180   $ (2,863,186)   $224,982,909   $254,833,749   $253,850,295
==================================================================================   ===========================


Investment Securities Available for Sale - increased $26.1 million to $168.1 million at March 31, 2005 from $142.0 million at December 31, 2004. The increase is the result of purchases of $15.5 million of Governmental Bonds, $14.8 million of U.S. Agency Notes, $5.0 million of CMO's and $5.0 million of mortgage-backed securities, partially offset by principal paydowns of $7.1 million of CMO's and MBS's and $5.2 million in calls of U.S. Agency Notes in the first quarter of 2005. Investment securities available for sale consisted of $147.4 million in fixed rate securities and $20.7 million in adjustable rate securities at March 31, 2005. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 2005 and December 31, 2004 follows:

                                             March 31, 2005                              December 31, 2004
--------------------------------------------------------------------------------  ---------------------------
                                        Gross          Gross         Estimated                     Estimated
                        Amortized     Unrealized     Unrealized        Market       Amortized        Market
                          Cost          Gains          Losses          Value          Cost           Value
--------------------------------------------------------------------------------  ---------------------------
Governmental Bonds   $ 15,475,000   $          0   $          0    $ 15,475,000   $          0   $          0
U. S. Agency Notes     40,114,655              0       (589,254)     39,525,401     30,537,053     30,316,735
CMO's                  39,255,549          6,731       (585,459)     38,676,821     37,677,754     37,601,576
MBS's                  74,525,303        348,414       (437,878)     74,435,839     73,326,684     74,080,969
--------------------------------------------------------------------------------  ---------------- ----------
Total                $169,370,507   $    355,145   $ (1,612,591)   $168,113,061   $141,541,491   $141,999,280
================================================================================  ================= ==========

Mortgage-Backed Securities Held to Maturity - decreased $16.0 million to $253.2 million at March 31, 2005 from $269.2 million at December 31, 2004. The decrease is the result of principal paydowns of $15.7 million in the first quarter of 2005. Mortgage-backed securities at March 31, 2005 consisted of $219.1 million in fixed rate securities and $34.0 million in adjustable rate securities. A comparison of cost and approximate market values of mortgage-backed securities as of March 31, 2005 and December 31, 2004 follows:

                                  March 31, 2005                              December 31, 2004
-----------------------------------------------------------------------  ----------------------------
                               Gross          Gross         Estimated                     Estimated
              Amortized      Unrealized     Unrealized        Market       Amortized        Market
                Cost           Gains          Losses          Value          Cost           Value
-----------------------------------------------------------------------  ----------------------------
GNMA        $  6,816,797   $    320,493   $       (135)   $  7,137,155   $  7,598,918   $  7,975,978
FNMA         127,169,919      1,701,441       (684,788)    128,186,572    136,076,364    138,720,205
FHLMC         59,510,021        518,275       (658,541)     59,369,755     63,157,460     63,710,920
Pass Thru     59,655,097         78,728     (1,011,862)     58,721,963     62,389,155     62,119,115
-----------------------------------------------------------------------  ----------------------------
Total       $253,151,834   $  2,618,937   $ (2,355,326)   $253,415,445   $269,221,897   $272,526,218
=======================================================================  ============================


The following table shows the gross unrealized losses and fair value of the Bank's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2005:

                                 Less Than 12 Months          12 Months or Greater                  Total
                          -------------------------------------------------------------------------------------------
                                             Unrealized                     Unrealized                     Unrealized
Description of Security      Fair Value        Losses       Fair Value        Losses       Fair Value        Losses
---------------------------------------------------------------------------------------------------------------------
Available for Sale:
-------------------
U.S. Agency Notes          $ 39,525,401   $   (589,254)   $          0   $          0    $ 39,525,401   $   (589,254)
CMO's                        26,757,507       (398,336)      4,330,421       (187,123)     31,087,928       (585,459)
MBS's                        25,356,267       (286,797)      7,551,521       (151,081)     32,907,788       (437,878)
                           ------------   ------------    ------------   ------------    ------------   ------------
Total Available for Sale     91,639,175     (1,274,387)     11,881,942       (338,204)    103,521,117     (1,612,591)
                           ------------   ------------    ------------   ------------    ------------   ------------
Held to Maturity:
-----------------
U.S. Agency Notes            98,709,697     (1,047,313)     10,216,506       (236,904)    108,926,203     (1,284,217)
CMO's                        36,943,573       (592,819)     35,057,586       (986,150)     72,001,159     (1,578,969)
MBS's                       103,768,932     (1,369,167)     40,913,729       (986,159)    144,682,661     (2,355,326)
                           ------------   ------------    ------------   ------------    ------------   ------------
Total Held to Maturity      239,422,202     (3,009,299)     86,187,821     (2,209,213)    325,610,023     (5,218,512)
                           ------------   ------------    ------------   ------------    ------------   ------------
Total                      $331,061,377   $ (4,283,686)   $ 98,069,763   $ (2,547,417)   $429,131,140   $ (6,831,103)
                           ============   ============    ============   ============    ============   ============

Loans, net - increased $3.2 million to $422.0 million at March 31, 2005 from $418.8 million at December 31, 2004. This increase was primarily the result of $23.1 million of loans originated, partially offset by approximately $19.8 million of principal collected on loans during the three months ended March 31, 2005. The following table shows loans receivable by major categories at the dates indicated.

                                      March 31,         December 31,
                                       2005                2004
---------------------------------------------------------------------

Mortgage Loans                     $ 275,986,354       $ 275,842,765
Construction Loans                       405,967             897,264
Commercial Construction               11,742,995          11,971,241
Consumer Loans                         2,602,940           2,471,624
Commercial Real Estate               119,034,542         116,380,045
Commercial Business                   17,284,842          16,311,618
---------------------------------------------------------------------
Subtotal                             427,057,640         423,874,557
---------------------------------------------------------------------
Less:
    Deferred loan fees                   298,003             356,732
    Allowance for
     loan losses                       4,790,097           4,719,192
---------------------------------------------------------------------
Total loans, net                   $ 421,969,540       $ 418,798,633
---------------------------------------------------------------------


At March 31, 2005, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $1.7 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $745 thousand of loans that were collectively measured for impairment with a valuation allowance of $17 thousand. The Bank had $4.8 million in total reserves for loan losses at March 31, 2005, representing approximately 200% of non-performing assets and 1.1% of total loans. For the three months ended March 31, 2005, the average recorded investment in impaired loans was approximately $1.7 million. The Bank recognized $20 thousand of interest income on impaired loans for the three months ended March 31, 2005, all of which was recognized on the cash basis.

As of March 31, 2005 the Bank had outstanding loan commitments of $15.5 million, of which $8.9 million represented variable rate loans and $6.6 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

                                                    March 31,   December 31,
                                                     2005          2004
                                                  -----------  -------------

Loans accounted for on a non-accrual basis:
Mortgage loans:
    One-to-four family                            $  745,285    $  819,076
    Commercial real estate                           984,924       984,924
                                                  ----------    ----------
    Total non-accrual loans                       $1,730,209    $1,804,000
                                                  ----------    ----------

    Troubled debt restructuring                   $  668,818    $  718,047
    Real estate owned, net                                 0             0
                                                  ----------    ----------
    Total non-performing assets, net              $2,399,027    $2,522,047
                                                  ----------    ----------

    Total non-accrual loans to net loans                0.41%         0.43%
                                                  ==========    ==========
    Total non-accrual loans to total assets             0.14%         0.14%
                                                  ==========    ==========
    Total non-performing assets to total assets         0.19%         0.20%
                                                  ==========    ==========


Deposits - increased $23.8 million to $965.3 million at March 31, 2005 from $941.5 million at December 31, 2004. Non-interest checking accounts increased $18.6 million, savings accounts increased $6.5 million and checking accounts increased $2.3 million for the three months ended March 31, 2005. These increases were partially offset by a decrease in certificate of deposit accounts of $2.8 million during this period. Interest credited to depositors accounts for the three months ended March 31, 2005 amounted to $1.4 million. The following table sets forth certain information concerning deposits at the dates indicated.


                                            March 31, 2005                            December 31, 2004
----------------------------------------------------------------------------------------------------------------
                                               Percent     Weighted                       Percent      Weighted
                                               of Total     Average                       of Total      Average
                                     Amount    Deposits      Rate               Amount    Deposits       Rate
----------------------------------------------------------------------------------------------------------------
Non-interest checking            $194,733,218   20.17%       0.00%          $176,047,722   18.70%        0.00%
Checking accounts                 216,365,133   22.41%       1.50%           214,059,142   22.74%        0.55%
Savings accounts                  201,622,665   20.89%       0.58%           195,039,302   20.71%        0.86%
Money market accounts             144,582,614   14.98%       0.80%           145,612,332   15.47%        0.72%
Certificates                      207,975,574   21.55%       2.00%           210,748,322   22.38%        1.82%
----------------------------------------------------------------------------------------------------------------
   Total Deposits                $965,279,204  100.00%       1.04%          $941,506,820  100.00%        0.84%
================================================================================================================

Borrowings - at March 31, 2005 amounted to $175.0 million. Borrowings consisted of $165.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.90% and $10.0 million in Federal Home Loan Bank Advances with a weighted average interest rate of 3.07%. At December 31, 2004, borrowings consisted of $195.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.49%, and $10.0 million in Federal Home Loan Bank Advances with a weighted average interest rate of 2.53%.

Long-term debt - at March 31, 2005 and December 31, 2004 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. At March 31, 2005 and 2004 the interest rate was 6.69% and 4.71%, respectively.

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

The Corporation recorded net income for the three months ended March 31, 2005 of $1.7 million, or $.26 diluted earnings per share as compared to $2.1 million, or $.32 diluted earnings per share for the comparable period in 2004.

Interest Rate Spread

The Bank's interest income is affected by the difference or "interest rate spread" between yields received by the Bank on its interest-earning assets and the interest rates paid by the Bank on its interest-bearing liabilities including non-interest checking accounts. Net interest income is affected by (i) the spread between the yield earned on interest-earning assets and the interest rates paid on interest-bearing savings deposits including non-interest checking accounts and borrowings (liabilities) and (ii) the relative amounts of interest-earning assets versus interest-bearing liabilities. The Bank's interest rate spread varies over time because money fund accounts and other flexible rate accounts have become significant sources of savings deposits. Income from investment securities and mortgage-backed securities depends upon the amount invested during the period and the yields earned on such securities. The yield on loans changes principally as a result of existing mortgage loan repayments, adjustable rate loan adjustments, sales and the interest rates and volume of new mortgage loans. The average yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented.

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                                      Year-to-Date Ended March 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                             2005                                                    2004
----------------------------------------------------------------------------------------------------------------------------------
                                                Average                  Average                 Average                  Average
                                                Balance      Interest   Yield/Rate               Balance       Interest Yield/Rate
                                            --------------------------------------------------------------------------------------
                                                                              (Dollars in Thousands)
Interest-earning assets:
    Loans                                   $   426,983       $ 6,188       5.80%            $   408,995       $ 6,052      5.92%
    Interest-bearing deposits                    54,859           315       2.30%                 41,206           105      1.02%
    Mortgage-backed securities                  328,965         3,726       4.53%                361,008         3,941      4.37%
    Investment securities                       332,657         3,774       4.54%                318,363         3,543      4.45%
                                            --------------------------------------------------------------------------------------
Total interest-earning
        assets                                1,143,464        14,003       4.90%              1,129,572        13,641      4.83%
                                            --------------------------------------------------------------------------------------
Interest-bearing liabilities:
    Checking deposits                           386,170           797       0.83%                342,684           256      0.30%
    Savings deposits                            196,190           286       0.58%                189,026           260      0.55%
    Money market deposits                       144,194           284       0.79%                131,104           213      0.65%
    Time deposits                               210,504         1,036       1.97%                222,907         1,051      1.89%
    Borrowings                                  187,273         2,155       4.60%                235,545         2,355      4.00%
    Long-term Debt                               25,774           409       6.35%                 25,774           304      4.72%
                                            --------------------------------------------------------------------------------------
Total interest-bearing
        liabilities                         $ 1,150,105         4,967       1.73%            $ 1,147,040         4,439      1.55%
                                            ============-------------------------=======================--------------------------
Net interest income                                           $ 9,036                                          $ 9,202
                                                              ========                                         ========
Interest rate spread                                                        3.17%                                           3.28%
                                                                         =========                                       =========

Net yield on average interest-earning assets                                3.16%                                           3.26%
                                                                         =========                                       =========
Ratio of average interest-earning assets
    to average interest-bearing liabilities                                99.42%                                          98.48%
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

                                         Three Months Ended March 31,
                                               2005 vs. 2004
                                    Increase (Decrease) due to Change in:
                                    -------------------------------------
                                         Rate      Volume     Total
                                              (In Thousands)
                                      ------------------------------
Interest income:
    Loans                             $  (130)   $   266    $   136
    Interest-bearing deposits             175         35        210
    Mortgage-backed securities            135       (350)      (215)
    Investment securities                  72        159        231
                                      -------    -------    -------
    Total change - interest income        252        110        362
                                      -------    -------    -------
Interest expense:
    Checking deposits                     509         32        541
    Savings deposits                       16         10         26
    Money market deposits                  50         21         71
    Time deposits                          43        (58)       (15)
    Borrowings                            283       (483)      (200)
    Long-Term Debt                        105          0        105
                                      -------    -------    -------
    Total change - interest expense     1,006       (478)       528
                                      -------    -------    -------
Net change in net interest income     $  (754)   $   588    $  (166)
                                      =======    =======    =======


Net Interest Income - for the three months ended March 31, 2005 totaled $9.0 million. Net interest income for the three months ended March 31, 2005 decreased $166 thousand compared to the same period in 2004 due primarily to increases in interest expense on checking deposits of $541 thousand, money market deposits of $71 thousand, savings deposits of $26 thousand and long-term debt of $105 thousand coupled with a decrease in interest income on mortgage-backed securities of $215 thousand, partially offset by an increase in interest income on investment securities of $231 thousand, interest-bearing deposits of $210 thousand, loans of $136 thousand and a decrease in interest expense on borrowings of $200 thousand and time deposits of $15 thousand.

Interest income on mortgage-backed securities decreased by $215 thousand to $3.7 million for the three months ended March 31, 2005 from $3.9 million for the same period in 2004. The average balance of MBS's decreased $32.0 million to $329.0 million for the three months ended March 31, 2005 from $361.0 million for the same period in 2004, which resulted in an interest income volume decrease of $350 thousand. The decrease in the average balance during this period was due to principal paydowns of $80.8 million, partially offset by purchases of MBS's of $13.4 million from the first quarter of 2004. The average yield of the MBS portfolio increased 16 basis points to 4.53% for the quarter ended March 31, 2005 from 4.37% for the same period in 2004, which resulted in an interest income increase of $135 thousand due to changes in rates.

Interest expense on checking deposits increased $541 thousand to $797 thousand for the three months ended March 31, 2005 from $256 thousand for the same period in 2004. The average rate on checking deposits increased 53 basis points to 0.83% for the quarter ended March 31, 2005 from 0.30% for the same period in 2004, which resulted in an increase in interest expense of $509 thousand. This increase was due to an increase in the average rate paid on municipal government checking accounts to 3.03% for the three months ended March 31, 2005 from 1.19% for the same period in 2004. The average balance of checking deposits increased $43.5 million to $386.2 million for the three months ended March 31, 2005 from $342.7 million for the same period in 2004, which resulted in a volume increase in interest expense of $32 thousand.

Interest expense on savings deposits increased $26 thousand to $286 thousand for the three months ended March 31, 2005 from $260 thousand for the same period in 2004. The average rate on savings deposits increased 3 basis points to 0.58% for the quarter ended March 31, 2005 from 0.55% for the same period in 2004, which resulted in a rate increase in interest expense of $16 thousand. The average balance of savings deposits increased $7.2 million to $196.2 million for the quarter ended March 31, 2005 from $189.0 million for the same period in 2004, which resulted in an increase in interest expense of $10 thousand.

Interest expense on money market deposits increased $71 thousand to $284 thousand for the three months ended March 31, 2005 from $213 thousand for the same period in 2004. The average rate on money market deposits increased 14 basis points to 0.79% for the quarter ended March 31, 2005 from 0.65% for the same period in 2004, which resulted in an increase in interest expense of $50 thousand. The average balance of money market deposits increased $13.1 million to $144.2 million for the three months ended March 31, 2005 from $131.1 million for the same period in 2004, which resulted in a volume increase in interest expense of $21 thousand.

Interest expense on long term debt increased $105 thousand to $409 thousand for the three months ended March 31, 2005 from $304 thousand for the same period in 2004. The average rate increased 163 basis points to 6.35% for the three months ended March 31, 2005 from 4.72% for the same period in 2004, which increased interest expense on long-term debt $105 thousand due to rate changes.

Interest income on investment securities increased $231 thousand to $3.8 million for the three months ended March 31, 2005 from $3.5 million for the same period in 2004. The average balance of investment securities increased $14.3 million to $332.7 million for the three months ended March 31, 2005 from $318.4 million for the same period in 2004, which resulted in a volume increase in interest income of $159 thousand. The increase in the average volume during this period is due to purchases of $286.4 million, partially offset by investment calls and maturities of $198.5 million and principal paydowns of $79.8 million since March 31, 2004. The average yield of the investment portfolio increased 9 basis points to 4.54% for the quarter ended March 31, 2005 from 4.45% for the same period in 2004, which resulted in an interest income increase of $72 thousand due to rate changes.

Interest income on interest-bearing deposit investments increased $210 thousand to $315 thousand for the three months ended March 31, 2005 from $105 thousand for the same period in 2004. The average yield of interest-bearing deposit investments increased 128 basis points to 2.30% for the quarter ended March 31, 2005 from 1.02% for the same period in 2004, which resulted in an interest income increase of $175 thousand due to rate changes. The average balance of interest-bearing deposit investments increased $13.7 million to $54.9 million for the three months ended March 31, 2005 from $41.2 million for the same period in 2004, which resulted in a volume increase in interest income of $35 thousand.

Interest income on loans increased $136 thousand to $6.2 million for the three months ended March 31, 2005 from $6.1 million for the same period in 2004. The average balance of the loan portfolio increased $18.0 million to $427.0 million for the three months ended March 31, 2005 from $409.0 million for the same period in 2004, which resulted in a volume increase in interest income of $266 thousand. The increase in the average balance is principally due to loan originations of $121.8 million since the first quarter of 2004, partially offset by principal collected on loans of $104.8 million during this period. The average rate on loans decreased 12 basis points to 5.80% for the three months ended March 31, 2005 from 5.92% for the same period in 2004, which resulted in a decrease in interest income of $130 thousand due to rate changes.

Interest expense on borrowings decreased $200 thousand to $2.2 million for the three months ended March 31, 2005 from $2.4 million for the same period in 2004. The average balance of borrowings decreased $48.2 million to $187.3 million at March 31, 2005 from $235.5 million for the same period in 2004, which resulted in a volume decrease in interest expense of $483 thousand. The average rate paid on borrowings increased 60 basis points to 4.60% for the quarter ended March 31, 2005 from 4.00% for the same period in 2004, which resulted in an increase in interest expense of $283 thousand due to rate changes.

Interest expense on time deposits decreased $15 thousand to $1.0 million for the three months ended March 31, 2005 from $1.1 million for the same period in 2004. The average balance of time deposits decreased $12.4 million to $210.5 million for the three months ended March 31, 2005 from $222.9 million for the same period in 2004, which resulted in a volume decrease in interest expense of $58 thousand. The average rate on time deposits increased 8 basis points to 1.97% for the quarter ended March 31, 2005 from 1.89% for the same period in 2004, which resulted in an increase in interest expense of $43 thousand.

Critical Accounting Estimate-Provision for Loan Losses - A critical accounting estimate is the provision for loan losses. The provision increased $15 thousand to $90 thousand for the three months ended March 31, 2005 from $75 thousand for the same period in 2004. At March 31, 2005 the allowance for loan losses amounted to $4.8 million compared to $4.7 million at December 31, 2004. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Other Income - for the three month period ended March 31, 2005 was $1.3 million compared to $1.4 million for the same period in 2004. The decrease from 2004 is due to the absence of a $100 thousand gain on the sale of investment securities that occurred in the first quarter ended March 31, 2004.

Operating Expenses - for the three month period ended March 31, 2005 totaled $7.4 million compared to $7.0 million for the same period in 2004. The increase in operating expenses was primarily due to an increase in salaries and benefits and occupancy and equipment.

Salaries and Employee Benefits - for the three month period ended March 31, 2005 were $4.4 million compared to $4.1 million for the same period in 2004. The increase was primarily due to annual compensation increases and additional staff in a new branch opened since the first quarter of 2004. Average full time equivalent employees were 518 at March 31, 2005 as compared to 512 at March 31, 2004.

Occupancy and Equipment- increased $57 thousand to $1.4 million for the three month period ended March 31, 2005 to $1.4 million compared to the same period in 2004 due to primarily to increases in property taxes of $14 thousand, computer license and maintenance expense of $12 thousand, building maintenance expense of $11 thousand and utilities expense of $11 thousand.


ITEM 3:  DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the three months ended March 31, 2005 from the information presented in the annual report on Form 10-K for the year ended December 31, 2004.

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

PART II.          OTHER INFORMATION

         Item 1:  Legal Proceedings

                    None

         Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

                    None


         Item 3:  Defaults Upon Senior Securities

                    None


         Item 4:  Submission of Matters to Vote of Security of Holders

                    The Annual Meeting of Stockholders of the Company was held on April 28, 2005 and the following matters were presented:

                    The  Election of  Directors:  Edward J.  Staats,  Jr.,  Mary
                    Wells, Craig W. Yates and Joseph W. Clarke, Jr. were re-elected as directors for terms of three years ending 2008 and until their successors are elected and qualified. Mr. Staats received 5,928,842 votes in favor and 65,806 votes were withheld; Ms Wells received 5,984,500 votes in favor and 10,148 votes were withheld; Mr. Yates received 5,984,104 votes in favor and 10,544 were withheld; Mr. Clarke received 5,984,760 votes in favor and 9,888 were witheld.

                    Ratification of the appointment of PricewaterhouseCoopers LLP the Company's auditors, for the 2005 fiscal year. PriceWaterhouseCoopers LLP was ratified as the Company's auditors with 5,985,715 votes for, 56 votes against and 8,877 abstentions.

         Item 5:  Other Information

                    None

         Item 6:  Exhibits

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

                                           FMS FINANCIAL CORPORATION




Date: May 12,  2005                        /s/Craig W. Yates
                                           -------------------------------------
                                           Craig W. Yates
                                           President and Chief Executive Officer
                                          (Principal Executive Officer)



Date: May 12, 2005                         /s/Channing L. Smith
                                           -------------------------------------
                                           Channing L. Smith
                                           Vice President and
                                           Chief Financial Officer
                                          (Principal Financial Officer)