Form 10-Q
period 2005-06-30
FMS FINANCIAL CORP
filed 2005-08-11
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ______________________


                                    FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
---  Act of 1934

     For the quarterly period ended June 30, 2005

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

         As of August 5, 2005 there were issued and outstanding 6,502,960 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                                  JUNE 30, 2005
                                  -------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                        Page
                                                                                                        ----
PART I - Financial Information
------------------------------

         Item 1 - Financial Statements
               Consolidated Statements of Financial Condition as of
                       June 30, 2005 (unaudited) and December 31, 2004.....................................1

               Consolidated Statements of Operations (unaudited)
                       for the three and six months ended
                       June 30, 2005 and June 30, 2004.....................................................2

               Consolidated Statements of Cash Flows (unaudited)
                       for the six months ended June 30, 2005
                       and June 30, 2004...................................................................3

               Consolidated Statements of Changes in Stockholders' Equity
                       (unaudited) for the six months ended June 30, 2005 and
                       June 30, 2004.......................................................................4

               Notes to Consolidated Financial Statements................................................5-6

         Item 2 - Management's Discussion and Analysis of
                       Financial Condition and Results of Operations....................................7-17

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk...............................17

         Item 4 - Controls and Procedures..............................................................   17


PART II - Other Information

         Item 1 - Legal Proceedings.......................................................................18
         Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.............................18
         Item 3 - Defaults Upon Senior Securities.........................................................18
         Item 4 - Submission of Matters to a Vote of Security of Holders..................................18
         Item 5 - Other Information.......................................................................18
         Item 6 - Exhibits ...............................................................................18

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   June 30, 2005   December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------------------
   Cash and amounts due from depository institutions                                             $    49,550,347    $    46,410,744
   Interest-bearing deposits                                                                             161,365             30,950
   Short term funds                                                                                    6,675,288         64,135,662
                                                                                                 ---------------    ---------------
            Total cash and cash equivalents                                                           56,387,000        110,577,356
   Investment securities held to maturity                                                            258,385,957        254,833,749
   Investment securities available for sale                                                          180,135,298        141,999,280
   Mortgage-backed securities held to maturity                                                       236,508,492        269,221,897
   Loans, net                                                                                        433,617,963        418,798,633
   Accrued interest receivable                                                                         6,194,789          6,322,107
   Federal Home Loan Bank stock                                                                        7,750,020         10,250,120
   Office properties and equipment, net                                                               31,357,532         30,747,227
   Deferred income taxes                                                                               2,316,332          2,150,442
   Core deposit intangible                                                                             2,233,926          2,592,030
   Prepaid expenses and other assets                                                                   2,413,895          2,513,224
                                                                                                 ---------------    ---------------
TOTAL ASSETS                                                                                     $ 1,217,301,204    $ 1,250,006,065
                                                                                                 ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
Liabilities:
    Deposits                                                                                     $   954,940,878    $   941,506,820
    Securities sold under agreements to repurchase                                                   155,000,000        195,000,000
    Advances from the Federal Home Loan Bank                                                                   0         10,000,000
    FMS Statutory Trust 1 debentures                                                                  25,774,000         25,774,000
    Advances by borrowers for taxes and insurance                                                      2,374,258          2,200,357
    Accrued interest payable                                                                           1,105,708          1,246,661
    Dividends payable                                                                                    195,077            195,029
    Other liabilities                                                                                  4,164,571          3,746,579
                                                                                                 ---------------    ---------------
    Total liabilities                                                                              1,143,554,492      1,179,669,446
                                                                                                 ---------------    ---------------

Commitments and contingencies
Stockholders' Equity:
    Preferred stock - $.10 par value 5,000,000 shares  authorized; none issued
    Common  stock - $.10 par value  10,000,000 shares authorized; shares issued 7,991,742 and 7,991,292 and shares outstanding 6,502,560
                    and 6,502,110 as of June 30, 2005 and December 31, 2004, respectively                799,174            799,129
    Paid-in capital in excess of par                                                                   8,684,176          8,555,506
    Accumulated other comprehensive income - net of income taxes                                         398,814            270,784
    Retained earnings                                                                                 74,799,547         71,646,199
    Less:  Treasury stock (1,489,182 shares, at cost, as of June 30, 2005
             and December 31, 2004, respectively)                                                    (10,934,999)       (10,934,999)
                                                                                                 ---------------    ---------------
Total stockholders' equity                                                                            73,746,712         70,336,619
                                                                                                 ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $ 1,217,301,204    $ 1,250,006,065
                                                                                                 ===============    ===============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

------------------------------------------------------------------------------------------------------
                                                 Three Months ended             Six Months ended
                                                      June 30,                      June 30,
                                            ---------------------------    ---------------------------
                                                 2005           2004            2005           2004
------------------------------------------------------------------------------------------------------
INTEREST  INCOME:
Interest income on:
  Loans                                     $  6,379,624   $  6,059,107    $ 12,567,888   $ 12,110,883
  Mortgage-backed securities                   3,652,465      4,072,439       7,378,480      8,013,004
  Investments                                  4,276,127      3,453,157       8,364,636      7,102,094
                                            ------------   ------------    ------------   ------------
Total interest income                         14,308,216     13,584,703      28,311,004     27,225,981
                                            ------------   ------------    ------------   ------------
INTEREST EXPENSE:
Interest expense on:
  Deposits                                     2,682,399      1,825,981       5,086,189      3,606,190
  Borrowings                                   2,008,478      2,345,984       4,163,256      4,700,898
  Long term debt                                 443,177        335,240         851,676        639,038
                                            ------------   ------------    ------------   ------------
Total interest expense                         5,134,054      4,507,205      10,101,121      8,946,126
                                            ------------   ------------    ------------   ------------

NET INTEREST INCOME                            9,174,162      9,077,498      18,209,883     18,279,855
PROVISION FOR LOAN LOSSES                         90,000         75,000         180,000        150,000
                                            ------------   ------------    ------------   ------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                            9,084,162      9,002,498      18,029,883     18,129,855
                                            ------------   ------------    ------------   ------------
NON-INTEREST INCOME:
  Loan service charges and other fees             23,991         29,932          41,171         59,176
  Gain on sale of investment securities                0              0               0        100,057
  Gain on sale of fixed assets                         0         46,080               0         46,080
  Real estate owned operations, net                    0         (3,284)              0         (4,547)
  Service charges on accounts                  1,373,139      1,322,312       2,641,141      2,526,552
  Other income                                    37,935         35,180          74,817         64,315
                                            ------------   ------------    ------------   ------------
Total non-interest income                      1,435,065      1,430,220       2,757,129      2,791,633
                                            ------------   ------------    ------------   ------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits               4,458,834      4,074,148       8,834,862      8,199,780
  Occupancy and equipment                      1,385,072      1,302,436       2,821,608      2,682,092
  Purchased services                             701,740        748,290       1,398,923      1,445,012
  Federal deposit insurance premiums              32,274         33,282          64,413         65,547
  Professional fees                              184,758        167,895         372,008        333,678
  Advertising                                    104,425        104,063         213,243        216,026
  Amortization of core deposit intangible        179,052        179,052         358,104        358,104
  Other                                          348,797        364,166         713,931        701,350
                                            ------------   ------------    ------------   ------------

Total non-interest expenses                    7,394,952      6,973,332      14,777,092     14,001,589
                                            ------------   ------------    ------------   ------------

INCOME BEFORE INCOME TAXES                     3,124,275      3,459,386       6,009,920      6,919,899

INCOME TAXES                                   1,281,983      1,386,729       2,466,394      2,769,355
                                            ------------   ------------    ------------   ------------

NET INCOME                                  $  1,842,292   $  2,072,657    $  3,543,526   $  4,150,544
                                            ============   ============    ============   ============

BASIC EARNINGS PER COMMON SHARE             $       0.28   $       0.32    $       0.54   $       0.64
                                            ============   ============    ============   ============

DILUTED EARNINGS PER COMMON SHARE           $       0.28   $       0.32    $       0.54   $       0.64
                                            ============   ============    ============   ============

Dividends declared per common share         $       0.03   $       0.03    $       0.06   $       0.06
                                            ============   ============    ============   ============

Weighted average common shares outstanding     6,502,476      6,492,516       6,502,349      6,489,421
Potential dilutive effect of the exercise
  of stock options                                34,970         37,920          36,585         38,631
                                            ------------   ------------    ------------   ------------
Adjusted weighted average common shares
  outstanding                                  6,537,446      6,530,436       6,538,934      6,528,052
                                            ============   ============    ============   ============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Six Months ended June 30,
---------------------------------------------------------------------------------------------------------------------
                                                                                            2005              2004
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                            $   3,543,526     $  4,150,544
Adjustments to reconcile net income to net cash provided
   by operating activities:
 Provision for loan losses                                                                  180,000          150,000
 Amortization and accretion of premiums and discounts on investments, net                 1,165,653        2,489,524
 Amortization and accretion of other fees and costs                                         413,982          450,346
 Depreciation                                                                             1,013,945          981,075
Realized (gains) and losses on:
 Sale of loans                                                                                    0               (1)
 Sale and disposal of fixed assets                                                              115          (46,080)
 Sale of investment securities                                                                    0         (100,056)
 Sale of real estate owned                                                                        0             (654)
Decrease (Increase) in accrued interest receivable                                          127,318         (399,763)
Decrease (Increase) in prepaid expenses and other assets                                     60,407         (500,438)
Decrease in accrued interest payable                                                       (140,953)         (40,490)
Increase (Decrease) in other liabilities                                                    329,571         (648,911)
(Benefit) Provision for deferred income taxes                                              (165,890)           9,691
                                                                                      ------------------------------
  Net cash provided by operating activities                                               6,527,674        6,494,787
                                                                                      ------------------------------
INVESTING ACTIVITIES:
Proceeds from sale of:
 Education loans                                                                                  0           18,626
 Real estate owned                                                                                0           48,948
 Property and equipment                                                                           0          238,872
Principal  collected and proceeds from maturities of investment  securities
  held to maturity                                                                      217,472,073       61,641,762
Principal  collected and proceeds from maturities of investment securities
  available for sale                                                                     78,973,223       31,714,385
Principal collected and proceeds on mortgage-backed securities                           32,031,655       60,467,501
Principal collected on loans, net                                                        42,030,061       46,439,992
Loans originated or acquired, net                                                       (57,046,347)     (63,229,673)
Purchase of investment securities and mortgage-backed securities                       (221,182,547)     (79,100,923)
Purchase of investment securities and mortgage-backed securities available for sale    (117,218,427)     (55,127,967)
Redemption of Federal Home Loan Bank stock                                                2,500,100           59,500
Purchase of office property and equipment                                                (1,624,363)        (933,164)
                                                                                      ------------------------------
  Net cash (used) provided by investing activities                                      (24,064,572)       2,237,859
                                                                                      ------------------------------
FINANCING ACTIVITIES:

Net increase in demand deposits and savings accounts                                     17,396,987       25,478,605
Net decrease in time deposits                                                            (3,962,929)     (10,968,978)
Net decrease in FHLB advances                                                           (10,000,000)      (1,191,047)
Repayment from securities sold under agreement to repurchase                            (40,000,000)               0
Increase in advances from borrowers for taxes and insurance                                 173,901          296,895
Dividends paid on common stock                                                             (390,132)        (389,182)
Net proceeds from issuance of common stock                                                  128,715           38,296
                                                                                      ------------------------------
 Net cash (used) provided by financing activities                                       (36,653,458)      13,264,589
                                                                                      ------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                        (54,190,356)      21,997,235
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            110,577,356       72,334,637
                                                                                      ------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                $  56,387,000    $  94,331,872
                                                                                      =============    =============
Supplemental Disclosures:
 Cash paid for:
  Interest on deposits, advances, and other borrowings                                $  10,242,074    $   8,986,616
  Income taxes                                                                            2,800,829        3,918,000
 Non-cash investing and financing activities:
  Dividends declared and not paid at year end                                               195,077          195,029

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

---------------------------------------------------------------------------------------------------------------------------------

                                                                         Accumulated                                    Total
                                  Common shares   Common     Paid-in    comprehensive    Retained      Treasury      Stockholders'
                                   outstanding     stock     capital    income (loss)    earnings       stock           Equity
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003       6,485,877    $797,506   $8,507,333    $   802,239  $63,657,664   $(10,934,999)    $62,829,743
Net Income                                                                               4,150,544                      4,150,544
Other comprehensive income
  Unrealized gain on
    securities available
    for sale, net of taxes
    of $234,994                                                            (1,270,369)                                 (1,270,369)
                                                                                                                      -----------
Total comprehensive income                                                                                              2,880,175
Dividends declared ($.06)                                                                 (389,636)                      (389,636)
Exercise of stock options              15,083       1,508       36,788                                                     38,296
---------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2004           6,500,960    $799,014   $8,544,121    $  (468,130) $67,418,572   $(10,934,999)    $65,358,578
---------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2004
                                    6,502,110    $799,129   $8,555,506    $   270,784  $71,646,199   $(10,934,999)    $70,336,619
Net Income                                                                               3,543,526                      3,543,526
Other comprehensive income
  Unrealized gain on
    securities available
    for sale, net of taxes
    of $88,421                                                                128,030                                     128,030
                                                                                                                      -----------

Total comprehensive income                                                                                              3,671,556

Dividends declared ($.06)                                                                 (390,178)                      (390,178)
Exercise of stock options                 450          45      128,670                                                    128,715
---------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2005           6,502,560    $799,174   $8,684,176    $   398,814  $74,799,547   $(10,934,999)    $73,746,712
---------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE SIX
MONTHS ENDED JUNE 30, 2005 (UNAUDITED).

1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes, which are incorporated by reference to the Corporation's annual report on Form 10-K for the year ended December 31, 2004. The consolidated financial statements include the Corporation's principle subsidiary, Farmers & Mechanics Bank (the "Bank").


2-LONG-TERM DEBT
Long-Term Debt at June 30, 2005 and December 31, 2004 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. At June 30, 2005 and December 31, 2004 the interest rate was 7.07% and 6.15%, respectively. The proceeds were used for the paydown in August 2002 of the $10.0 million subordinated debentures, expansion of the Bank's operations and general corporate purposes.


3-REGULATORY CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at June 30, 2005. The Bank's regulatory tangible and tier 1 (core) capital ratios are $85.5 million or 7.05% of total bank assets and $90.0 million or 17.74% for risk-based capital. FMS's consolidated capital ratio at June 30, 2005 totaled 6.06%.


4-STOCK OPTIONS
The Corporation maintains an incentive stock option plan. As permitted by Statement of Financial Accounting Standards (SFAS) No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" the Corporation will continue to use the intrinsic value method of accounting for stock options. No options have been granted during the six months ended June 30, 2005 and 2004.


5-PENSION PLAN- The Corporation maintains a defined benefit Pension Plan for active employees. The Corporation expects to contribute approximately $1.1 million to its pension plan in 2005 and has contributed $605 thousand during the six months ended June 30, 2005. The components of the net pension cost are as follows:

                                                 Six Months ended June 30,
                                              -----------------------------
                                                2005                2004
                                              ---------           ---------
       Service cost                           $ 460,710           $ 435,520
       Interest cost                            341,254             282,184
       Return on assets                        (406,812)           (316,100)
       Net amortization and deferral              2,054               6,134
                                              ---------           ---------
       Net periodic  pension cost             $ 397,206           $ 407,738
                                              =========           =========

6-RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2005, the Financial Accounting Standard Board (FASB) issued Statement of Financial Standards No. 154 (SFAS No. 154) "Accounting Changes and Errors Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3", which changes the requirements for the accounting for and reporting of a change in accounting principle. It also applies to all voluntary changes in accounting principle. Opinion 20 previously required that most changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new principle. This Statement requires retrospective application to prior period's financial statements of changes in accounting principle. This Statement becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material impact on the Corporation's Consolidated Statements of Financial Condition or the Consolidated Statements of Operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005.

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

FINANCIAL CONDITION

Total Assets - at June 30, 2005 were $1.22 billion as compared with total assets at December 31, 2004 of $1.25 billion.

Short Term Funds - decrease $57.4 million to $6.7 million at June 30, 2005 from $64.1 million at December 31, 2004 due to the purchase of investment securities and the originations of loans.

Investment Securities Held to Maturity - increased $3.6 million to $258.4 million at June 30, 2005 from $254.8 million at December 31, 2004, primarily due to purchases $76.0 million in U. S. Agency Notes, $9.4 million in CMO's and $5.8 million of Municipal Bonds, partially offset by calls of $74.1 million in U.S Agency Notes, principal paydowns of $12.3 million in CMO's and the maturity of $1.1 million of Municipal Bonds during the six months ended June 30, 2005. Investment securities held to maturity at June 30, 2005 consisted of $258.4 million in fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of June 30, 2005 and December 31, 2004 follows:

                                         June 30, 2005                                   December 31, 2004
--------------------------------------------------------------------------------   -----------------------------
                                        Gross         Gross          Estimated                      Estimated
                       Amortized      Unrealized    Unrealized         Market        Amortized       Market
                         Cost           Gains         Losses           Value           Cost          Value
--------------------------------------------------------------------------------   -----------------------------
U. S. Agency Notes   $166,156,743   $    285,770   $   (127,466)   $166,315,047    $164,381,425   $164,033,241
CMO's                  84,525,176         60,493       (950,660)     83,635,009      87,413,111     86,773,600
Municipal bonds         7,704,038          3,776              0       7,707,814       3,039,213      3,043,454
--------------------------------------------------------------------------------   -----------------------------
Total                $258,385,957   $    350,039   $ (1,078,126)   $257,657,870    $254,833,749   $253,850,295
================================================================================   =============================

Investment Securities Available for Sale - increased $38.1 million to $180.1 million at June 30, 2005 from $142.0 million at December 31, 2004. The increase is the result of purchases of $39.0 million of U.S. Agency Notes, $14.6 million of MBS's and $5.0 million of CMO's, partially offset by principal paydowns of $15.3 million of CMO's and MBS's, and $5.2 million in calls of U.S. Agency Notes for the six months ended June 30, 2005. Investment securities available for sale consisted of $175.2 million in fixed rate securities and $4.9 million in adjustable rate securities at June 30, 2005. A comparison of cost and approximate market values of investment securities available for sale as of June 30, 2005 and December 31, 2004 follows:

                                         June 30, 2005                                   December 31, 2004
--------------------------------------------------------------------------------   -----------------------------
                                        Gross         Gross          Estimated                     Estimated
                       Amortized      Unrealized    Unrealized         Market        Amortized       Market
                         Cost           Gains         Losses           Value           Cost          Value
--------------------------------------------------------------------------------   -----------------------------
U. S. Agency Notes   $ 64,282,294    $   28,087     $(107,561)     $ 64,202,820    $ 30,537,053   $ 30,316,735
CMO's                  35,057,754       161,848      (151,306)       35,068,296      37,677,754     37,601,576
MBS's                  80,121,008       876,642      (133,468)       80,864,182      73,326,684     74,080,969
--------------------------------------------------------------------------------   -----------------------------
Total                $179,461,056    $1,066,577     $(392,335)     $180,135,298    $141,541,491   $141,999,280
================================================================================   =============================

                                       8

Mortgage-Backed Securities Held to Maturity - decreased $32.7 million to $236.5 million at June 30, 2005 from $269.2 million at December 31, 2004. The decrease is the result of principal paydowns of $32.0 million for six months ended June 30, 2005. Mortgage-backed securities at June 30, 2005 consisted of $204.4 million in fixed rate securities and $32.1 million in adjustable rate securities. Mortgage-backed securities held to maturity at June 30, 2005 and December 31, 2004 are summarized below:


                                         June 30, 2005                                   December 31, 2004
--------------------------------------------------------------------------------   -------------------------------
                                        Gross           Gross        Estimated                       Estimated
                       Amortized      Unrealized      Unrealized       Market          Amortized       Market
                         Cost           Gains           Losses         Value             Cost          Value
--------------------------------------------------------------------------------   -------------------------------
GNMA                  $  6,110,403      $  300,564    $       0    $  6,410,967       $  7,598,918  $  7,975,978

FNMA                   117,855,635       2,124,258     (138,690)    119,841,203        136,076,364   138,720,205

FHLMC                   55,739,237         592,994     (281,484)     56,050,747         63,157,460    63,710,920

Pass-Thru               56,803,217         299,697     (398,885)     56,704,029         62,389,155    62,119,115
--------------------------------------------------------------------------------   -------------------------------
Total                 $236,508,492      $3,317,513    $(819,059)   $239,006,946       $269,221,897  $272,526,218
================================================================================   ===============================


The following table shows the gross unrealized losses and fair value of the Bank's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2005:

                                 Less Than 12 Months          12 Months or Greater                  Total
                           ---------------------------------------------------------------------------------------------
                                             Unrealized                       Unrealized                   Unrealized
Description of Security     Fair Value        (Losses)      Fair Value        (Losses)      Fair Value      (Losses)
------------------------------------------------------------------------------------------------------------------------
Investment Securities Available for Sale:
----------------------------------------

U.S. Agency Notes          $ 27,326,292    $   (99,436)    $ 6,491,875    $    (8,125)   $ 33,818,167    $  (107,561)

CMO's                         8,468,399        (82,453)      4,281,390        (68,853)     12,749,789       (151,306)

MBS's                        14,171,496        (81,627)      8,139,876        (51,841)     22,311,372       (133,468)
                          ----------------------------------------------------------------------------------------------
Total Available for Sale     49,966,187       (263,516)     18,913,141       (128,819)     68,879,328       (392,335)
                          ----------------------------------------------------------------------------------------------

Investment Securities Held to Maturity:
--------------------------------------

U.S. Agency Notes            34,143,758        (64,922)     20,205,517        (62,544)     54,349,275       (127,466)

CMO's                        21,773,530       (200,041)     40,178,961       (750,619)     61,952,491       (950,660)

MBS's                        49,362,945       (581,895)     16,237,180       (237,164)     65,600,125       (819,059)
                          ----------------------------------------------------------------------------------------------
Total Held to Maturity      105,280,233       (846,858)     76,621,658     (1,050,327)    181,901,891     (1,897,185)
                          ----------------------------------------------------------------------------------------------
Total                      $155,246,420    $(1,110,374)    $95,534,799    $(1,179,146)   $250,781,219    $(2,289,520)
========================================================================================================================

Loans, net - increased $14.8 million to $433.6 million at June 30, 2005 from $418.8 million at December 31, 2004. This increase was primarily the result of $57.0 million of loans originated, partially offset by approximately $42.0 million of principal collected on loans during the six months ended June 30, 2005. The following table shows loans receivable by major categories at the dates indicated.

                                      June 30,            December 31,
                                        2005                 2004
----------------------------------------------------------------------

Mortgage Loans                    $  282,190,789       $  275,842,765
Construction Loans                       340,090              897,264
Commercial Construction               10,408,566           11,971,241
Consumer Loans                         2,553,167            2,471,624
Commercial Real Estate               122,278,210          116,380,045
Commercial Business                   21,008,119           16,311,618
----------------------------------------------------------------------

Subtotal                             438,778,941          423,874,557
----------------------------------------------------------------------
Less:
    Deferred loan fees                   269,142              356,732
    Allowance for
     loan losses                       4,891,836            4,719,192
----------------------------------------------------------------------
Total loans, net                  $  433,617,963       $  418,798,633
----------------------------------------------------------------------


At June 30, 2005, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $1.9 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $962 thousand of loans that were collectively measured for impairment with a valuation allowance of $21 thousand. The Bank had $4.9 million in total reserves for loan losses at June 30, 2005, representing approximately 170% of non-performing loans and 1.1% of total loans. For the six months ended June 30, 2005, the average recorded investment in impaired loans was approximately $1.8 million. The Bank recognized $70 thousand of interest income on impaired loans for the six months ended June 30, 2005, all of which was recognized on the cash basis.

As of June 30, 2005 the Bank had outstanding loan commitments of $12.7 million, of which $6.2 million represented variable rate loans and $6.5 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

                                                   June 30,     December 31,
                                                     2005          2004
                                                  ----------    ----------

Loans accounted for on a non-accrual basis:
Mortgage loans:
    One-to-four family                            $  932,596    $  819,076
    Commercial real estate                           984,924       984,924
    Consumer and other                                28,864             0
                                                  ----------    ----------
    Total non-accrual loans                       $1,946,384    $1,804,000
                                                  ----------    ----------

    Troubled debt restructuring                   $  930,882    $  718,047
    Real estate owned, net                                 0             0
                                                  ----------    ----------
    Total non-performing assets, net              $2,877,266    $2,522,047
                                                  ----------    ----------


    Total non-accrual loans to net loans                0.45%         0.43%
                                                  ==========    ==========
    Total non-accrual loans to total assets             0.16%         0.14%
                                                  ==========    ==========
    Total non-performing assets to total assets         0.24%         0.20%
                                                  ==========    ==========


Deposits - increased $13.4 million to $954.9 million at June 30, 2005 from $941.5 million at December 31, 2004. Non-interest bearing checking accounts increased $14.8 million, savings accounts increased $3.6 million, money market accounts increased $2.5 million, certificates of deposits decreased $4.0 million and interest-bearing checking accounts decreased $3.6 million, for the six months ended June 30, 2005. Interest credited to depositors accounts for the six months ended June 30, 2005 amounted to $5.1 million. The following table sets forth certain information concerning deposits at the dates indicated.

                                            June 30, 2005                            December 31, 2004
--------------------------------------------------------------------------------------------------------------------
                                               Percent     Weighted                       Percent      Weighted
                                               of Total     Average                       of Total      Average
                                    Amount     Deposits      Rate              Amount     Deposits       Rate
--------------------------------------------------------------------------------------------------------------------
Non-interest checking            $190,855,226   19.99%       0.00%          $176,047,722   18.70%        0.00%
Checking accounts                 210,461,484   22.04        1.58%           214,059,142   22.74         0.55%
Savings accounts                  198,678,105   20.81        0.58%           195,039,302   20.72         0.86%
Money market accounts             148,160,672   15.51        0.82%           145,612,332   15.41         0.72%
Certificates                      206,785,391   21.65        2.11%           210,748,322   22.38         1.82%
--------------------------------------------------------------------------------------------------------------------
   Total Deposits                $954,940,878  100.00%       1.08%          $941,506,820  100.00%        0.84%
====================================================================================================================

Borrowings - at June 30, 2005 consisted of $155.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.05%. At December 31, 2004, borrowings consisted of $195.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.49% and $10.0 million in Federal Home Loan Bank Advances with a weighted average interest rate of 2.53%.

Long-term debt - at June 30, 2005 and December 31, 2004 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. At June 30, 2005 and December 31, 2004 the interest rate was 7.07% and 6.15%, respectively.

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

The Corporation recorded net income for the three months ended June 30, 2005 of $1.8 million, or $.28 diluted earnings per share as compared to $2.1 million, or $.32 diluted earnings per share for the comparable period in 2004. The Corporation recorded net income for the six months ended June 30, 2005 of $3.5 million, or $.54 diluted earnings per share as compared to $4.2 million, or $.64 diluted earnings per share for the comparable period in 2004.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:


                                                 Three Months  Ended June 30,
---------------------------------------------------------------------------------------------------------
                                                 2005                                  2004
----------------------------------------------------------------- ---------------------------------------
                                  Average                  Average     Average                   Average
                                  Balance      Interest   Yield/Rate   Balance       Interest  Yield/Rate
                                ----------     -------- ------------ ----------     ---------  ----------
                                                               (Dollars in Thousands)
Interest-earning assets:
  Loans receivable              $  432,904   $    6,380      5.90%   $   416,013   $    6,059      5.83%
  Interest-bearing deposit          41,750          259      2.48%        60,211          151      1.00%
  Mortgage-backed securities       316,948        3,652      4.61%       380,660        4,072      4.28%
  Investment securities            349,581        4,017      4.60%       291,120        3,303      4.54%
                                ----------   ----------   -------    -----------   ----------   -------
Total interest-earning
      assets                     1,141,183       14,308      5.02%     1,148,004       13,585      4.73%
                                ----------   ----------   -------    -----------   ----------   -------
Interest-bearing liabilities:
  Checking deposits                410,784          937      0.91%       367,215          359      0.39%
  Savings deposits                 201,222          293      0.58%       197,034          271      0.55%
  Money Market deposits            144,909          306      0.84%       132,194          215      0.65%
  Time deposit                     206,985        1,147      2.22%       217,883          981      1.80%
  Borrowings                       159,333        2,008      5.04%       235,000        2,346      3.99%
  Long-Term Debt                    25,774          443      6.88%        25,774          335      5.20%
                                ----------   ----------   -------    -----------   ----------   -------
Total interest-bearing
      liabilities               $1,149,007        5,134      1.79%   $ 1,175,100        4,507      1.53%
                                ==========   ----------   -------    ===========   ----------   -------
Net interest income                          $    9,174                            $    9,078
                                             ==========                            ==========
Interest rate spread                                         3.23%                                 3.20%
                                                          =======                               =======
Net yield on average interest-earning assets                 3.22%                                 3.16%
                                                          =======                               =======
Ratio of average interest-
  earning assets to average interest -bearing liabilities   99.32%                                97.69%
                                                          =======                               =======

                                                  Six Months Ended June 30,
---------------------------------------------------------------------------------------------------------
                                                 2005                                  2004
----------------------------------------------------------------- ---------------------------------------
                                  Average                  Average     Average                   Average
                                  Balance      Interest   Yield/Rate   Balance       Interest  Yield/Rate
                                ----------     -------- ------------ ----------     ---------  ----------
                                                               (Dollars in Thousands)
Interest-earning assets:
  Loans receivable              $  429,943     $12,568      5.85%     $   412,504     $ 12,111    5.87%
  Interest-bearing deposit          51,117         591      2.31%          38,466          255    1.33%
  Mortgage-backed securities       322,982       7,378      4.57%         372,755        8,013    4.30%
  Investment securities            338,307       7,774      4.60%         309,504        6,847    4.42%
                                -----------    -------- ----------    ------------    --------- --------
Total interest-earning
      assets                     1,142,349      28,311      4.96%       1,133,229       27,226    4.81%
                                -----------    -------- ----------    ------------    --------- --------
Interest-bearing liabilities:
  Checking deposits                398,478       1,733      0.87%         354,950          615    0.35%
  Savings deposits                 198,706         579      0.58%         193,030          531    0.55%
  Money Market deposits            144,551         590      0.82%         131,649          428    0.65%
  Time deposit                     208,745       2,183      2.09%         220,395        2,032    1.84%
  Borrowings                       173,302       4,164      4.81%         235,272        4,701    4.00%
  Long-Term Debt                    25,774         852      6.61%          25,774          639    4.96%
                                -----------    -------- ----------    ------------    --------- --------
Total interest-bearing
      liabilities               $1,149,556      10,101      1.76%     $ 1,161,070        8,946    1.54%
                                ===========    -------- ----------    ============    --------- --------
Net interest income                            $18,210                                $ 18,280
                                               ========                               =========
Interest rate spread                                        3.20%                                 3.26%
                                                           =====                                 =====
Net yield on average interest-earning assets                3.19%                                 3.23%
                                                           ======                                =====
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                             99.37%                                97.60%
                                                           =====                                 =====

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

                                        Three Months Ended June 30,             Six Months Ended June 30,
                                             2005 vs. 2004                           2005 vs. 2004
                                   Increase (Decrease) due to Change in:   Increase (Decrease) due to Change in:
                                   -------------------------------------   -------------------------------------
                                         Rate      Volume      Total           Rate      Volume      Total
                                               (In Thousands)                        (In Thousands)
                                      -----------------------------          -----------------------------
Interest income:
    Loans                             $    75    $   246    $   321          $   (55)   $   512    $   457
    Interest-bearing deposits             154        (46)       108              252         84        336
    Mortgage-backed securities            262       (682)      (420)             435     (1,070)      (635)
    Investment securities                  51        663        714              290        637        927
                                      -----------------------------          -----------------------------
    Total change - interest income        542        181        723              922        163      1,085
                                      -----------------------------          -----------------------------
Interest expense:
    Checking deposits                     535         43        578            1,043         75      1,118
    Savings deposit                        16          6         22               32         16         48
    Money market deposit                   70         21         91              120         42        162
    Time deposit                          215        (49)       166              258       (107)       151
    Borrowings                            417       (755)      (338)             701     (1,238)      (537)
    Long-Term Debt                        108          -        108              213          -        213
                                      -----------------------------          -----------------------------
    Total change - interest expense     1,361       (734)       627            2,367     (1,212)     1,155
                                      -----------------------------          -----------------------------
Net change in net interest income     $  (819)   $   915    $    96          $(1,445)   $ 1,375        (70)
                                      =============================          =============================


Net Interest Income - Net interest income for the three months ended June 30, 2005 increased $96 thousand to $9.2 million compared to $9.1 million for the same period in 2004 due primarily to increases in interest income on investment securities of $714 thousand and loans of $321 thousand and decreases in interest expense on borrowings of $338 thousand, partially offset by an increase in interest expense on checking accounts of $578 thousand and a decrease in interest income on MBS's of $420 thousand.

The increase in interest income was primarily the result of an increase in interest income on investment securities of $714 thousand to $4.0 million for the three months ended June 30, 2005 from $3.3 million for the same period in 2004. The average balance of investment securities increased $58.5 million to $349.6 million for the three months ended June 30, 2005 from $291.1 million for the same period in 2004, which resulted in a volume increase in interest income of $663 thousand. The average yield of the investment portfolio increased 6 basis points to 4.60% for the quarter ended June 30, 2005 from 4.54% for the same period in 2004, which resulted in an interest income increase of $51 thousand due to rate changes.

Interest income on loans increased $321 thousand to $6.4 million for the three months ended June 30, 2005 from $6.1 million for the same period in 2004. The average balance of loans increased $16.9 thousand to $432.9 million for the quarter ended June 30, 2005 from $416.0 million for the same period in 2004, which resulted in an interest income increase of $246 thousand. The average yield of loans increased 7 basis points to 5.90% for the three months ended June 30, 2005 from 5.83% for the same period in 2004, which resulted in an interest income increase of $75 thousand due to rate changes.

Interest expense on borrowings decreased $338 thousand to $2.0 million for the three months ended June 30, 2005 from $2.3 million for the same period in 2004. The average balance of borrowings decreased $75.7 million to $159.3 million for the quarter ended June 30, 2005 from $235.0 million for the same period in 2004, which resulted in a volume decrease in interest expense of $755 thousand. The average rate of borrowings increased 105 basis points to 5.04% for the three months ended June 30, 2005 from 3.99% for the same period in 2004, which resulted in a increase in interest expense of $417 thousand.

Interest expense on checking deposits increased $578 thousand to $937 thousand for the three months ended June 30, 2005 from $359 thousand for the same period in 2004. The average rate on checking deposits increased 52 basis points to 0.91% for the quarter ended June 30, 2005 from 0.39% for the same period in 2004, which resulted in an increase in interest expense of $535 thousand. The average balance of checking deposits increased $43.6 million to $410.8 million for the three months ended June 30, 2005 from $367.2 million for the same period in 2004, which resulted in a volume increase in interest expense of $43 thousand.

Interest income on mortgage-backed securities (MBS's) decreased $420 thousand to $3.7 million for three months ended June 30, 2005 from $4.1 million for the same period in 2004. The average balance of MBS's decreased $63.8 million to $316.9 million for the three months ended June 30, 2005 from $380.7 million for the same period in 2004, which resulted in an interest income volume decrease of $682 thousand. The average yield of the MBS portfolio increased 33 basis points to 4.61% for the quarter ended June 30, 2005 from 4.28% for the same period in 2004, which resulted in an interest income increase of $262 thousand due to changes in rates.

Net interest income for the six months ended June 30, 2005 decreased $70 thousand to $18.2 million compared to $18.3 million for the same period in 2004, primarily due to an increase in interest expense on checking deposits of $1.1 million and a decrease in interest income on mortgage-backed securities of $635 thousand, partially offset by an increase in interest income on investment securities of $927 thousand, loans of $457 thousand, and a decrease in interest expense on borrowing of $537 thousand as compared to the same six month period in 2004.

The increase in interest expense on checking account deposits was due to an increase in the average rate of 52 basis points to 0.87% for the six months ended June 30, 2005 from 0.35% for the same period in 2004, which resulted in an increase in interest expense of $1.0 million due to interest rate changes. The average balance of the checking deposits increased $43.5 million to $398.5 million for the six months ended June 30, 2005 from $355.0 million for the same period in 2004, which resulted in a volume increase in interest income of $75 thousand.

Interest income on mortgage-backed securities decreased $635 thousand for the six months ended June 30, 2005 to $7.4 million from $8.0 million for the same period in 2004. The decrease in interest income was due to a decrease in the average balance of on the portfolio of $49.8 million to $323.0 million for the six months ended June 30, 2005 from $372.8 million for the same period in 2004, which resulted in a decrease in interest income of $1.1 million. The decrease in the average balance was due to $73.1 million of principal paydowns from June 2004 through June 2005. The average yield on the portfolio increased 27 basis points to 4.57% for the six months ended June 30, 2005 from 4.30% for the six months ended June 30, 2004, which resulted in a $435 thousand increase in interest income due to interest rate changes.

Interest income on investment securities increased $927 thousand to $7.8 million for the six months ended June 30, 2005 from $6.8 million for the same period in 2004. The average balance of the investment securities portfolio increased $28.8 million to $338.3 million for the six months ended June 30, 2005 from $309.5 million for the same period in 2004, which resulted in a volume increase in interest income of $637 thousand. The increase in the average balance was primarily due to purchases of $394.3 million, partially offset by investment calls and maturities of $252.8 million and principal paydowns of $63.0 million from June 30, 2004 through June 30, 2005. The average yield on the investment portfolio increased 18 basis points to 4.60% for the six months ended June 30, 2005 from 4.42% for the same period in 2004, which resulted in an increase in interest income of $290 thousand due to rate changes.

Interest income on loans increased $457 thousand to $12.6 million for the six months ended June 30, 2005 from $12.1 million for the same period in 2004. The average balance increased $17.4 million to $429.9 million for the six months ended June 30, 2005 from $412.5 million for the same period in 2004, which resulted in a volume increase in interest income of $512 thousand. The increase in the average balance was the result of $120.5 million of loans originated, partially offset by approximately $105.7 million of principal collected on loans during the period from June 30, 2004 through June 30, 2005. The average rate on loans decreased 2 basis points to 5.85% for the six months ended June 30, 2005 from 5.87% for the same period in 2004, which resulted in a decrease in interest income of $55 thousand due to rate changes.

Interest expense on borrowings decreased $537 thousand to $4.2 million for the six months ended June 30, 2005 from $4.7 million for the same period in 2004. The average balance of borrowings decreased $62.0 million to $173.3 million for the six months ended June 30, 2005 from $235.3 million for the same period in 2004, which resulted in a volume decrease of $1.2 million. The average rate paid on borrowings increased 81 basis points to 4.81% for the six months ended June 30, 2005 from 4.00% for the same period in 2004, which resulted in an increase in interest expense of $701 thousand due to rate changes.

Non-Interest Income - remained constant at $1.4 million and $2.8 million for the three and six month periods ended June 30, 2005 and 2004.

Salaries and Employee Benefits - for the three and six month periods ended June 30, 2005 were $4.5 million and $8.8 million, respectively, as compared to $4.1 million and $8.2 million for the same period in 2004. The increase is primarily due to annual compensation increases, a $233 thousand increase in retirement benefits and a $104 thousand increase in health insurance cost for the six months ended June 30, 2005. Average full time equivalent employees at June 30, 2005 were 535 as compared to 525 at June 30, 2004.

Purchased Services - for the three and six month periods ended June 30, 2005 totaled $702 thousand and $1.4 million, as compared to $748 thousand and $1.4 million for the same periods in 2004. The decrease is primarily due to a decline in ATM processing costs of $33 thousand and payroll processing costs of $28 thousand for the six months ended June 30, 2005 compared to the same period in 2004.

Critical Accounting Estimate-Provision for Loan Losses - A critical accounting estimate is the provision for loan losses which increased $30 thousand to $180 thousand for the six months ended June 30, 2005 from $150 thousand for the same period in 2004. At June 30, 2005 the allowance for loan losses amounted to $4.9 million compared to $4.7 million at December 31, 2004. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the six months ended June 30, 2005 from the information presented in the annual report on Form 10-K for the year ended December 31, 2004.

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

PART II.        OTHER INFORMATION
                -----------------

         Item 1:     Legal Proceedings
         -------     -----------------

                     None


         Item 2:     Unregistered Sales of Equity Securities and Use of Proceeds
         -------     -----------------------------------------------------------

                     None


         Item 3:     Defaults Upon Senior Securities
         -------     -------------------------------

                     None


         Item 4:     Submission of Matters to Vote of Security of Holders
         -------     ----------------------------------------------------

                     None

         Item 5:     Other Information
         -------     -----------------

                     None

         Item 6:     Exhibits
         -------     --------

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

FMS FINANCIAL CORPORATION




Date: August 11, 2005                /s/ Craig W. Yates
                                     -------------------------------------------
                                     Craig W. Yates
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Date: August 11, 2005                /s/ Channing L. Smith
                                     -------------------------------------
                                     Channing L. Smith
                                     Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)