Form 10-Q
period 2005-09-30
FMS FINANCIAL CORP
filed 2005-11-14
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ----------------------


                                    FORM 10-Q

(Mark One)

  X          Quarterly report pursuant to Section 13 or 15(d) of the  Securities
------       Exchange Act of 1934

             For the quarterly period ended September 30, 2005

                                       OR

             Transition report pursuant to Section 13 or 15(d) of the Securities
-------      Exchange Act of 1934


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

Registrant's telephone number, including area code: (609) 386-2400

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  X   NO
                                                               ---     ---

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Exchange Act).  YES      NO  X
                                                     ---     ---

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act).      YES      NO  X
                                                     ---     ---

         As of November 4, 2005 there were issued and outstanding 6,502,960 shares of the registrant's Common Stock, par value $.10 per share.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                    ----------------------------------------

                          QUARTERLY REPORT ON FORM 10-Q
                          -----------------------------

                               SEPTEMBER 30, 2005
                               ------------------

                                TABLE OF CONTENTS
                                -----------------

                                                                                                        Page
                                                                                                        ----
PART I - Financial Information
-------------------------------

         Item 1 - Financial Statements
                  Consolidated Statements of Financial Condition as of
                       September 30, 2005 (unaudited) and December 31, 2004................................1

                  Consolidated Statements of Operations (unaudited)
                       for the three and nine months ended
                       September 30, 2005 and September 30, 2004...........................................2

                  Consolidated Statements of Cash Flows (unaudited)
                       for the nine months ended September 30, 2005
                       and September 30, 2004..............................................................3

                  Consolidated Statements of Changes in Stockholders' Equity
                       (unaudited) for the nine months ended Septemeber 30, 2005 and
                       September 30, 2004..................................................................4

                  Notes to Consolidated Financial Statements.............................................5-6

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........................................7-17

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk...............................17

         Item 4 - Controls and Procedures..............................................................17-18

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

PART I.         FINANCIAL INFORMATION

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                         September 30, 2005  December 31, 2004
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
-------------------------------------------------------------------------------------------------------------------------------
   Cash and amounts due from depository institutions                                       $    49,910,908    $    46,410,744
   Interest-bearing deposits                                                                        28,349             30,950
   Short term funds                                                                             51,864,635         64,135,662
                                                                                           ---------------    ---------------

   Total cash and cash equivalents                                                             101,803,892        110,577,356
   Investment securities held to maturity                                                      242,442,079        254,833,749
   Investment securities available for sale                                                    161,037,070        141,999,280
   Mortgage-backed securities held to maturity                                                 218,641,767        269,221,897
   Loans, net                                                                                  437,505,725        418,798,633
   Accrued interest receivable                                                                   6,365,942          6,322,107
   Federal Home Loan Bank stock                                                                  7,750,020         10,250,120
   Office properties and equipment, net                                                         31,291,304         30,747,227
   Deferred income taxes                                                                         2,416,169          2,150,442
   Core deposit intangible                                                                       2,054,874          2,592,030
   Prepaid expenses and other assets                                                             2,181,907          2,513,224
                                                                                           ---------------    ---------------
TOTAL ASSETS                                                                               $ 1,213,490,749    $ 1,250,006,065
                                                                                           ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------

Liabilities:
   Deposits                                                                                $   951,356,203    $   941,506,820
   Securities sold under agreements to repurchase                                              155,000,000        195,000,000
   Advances from the Federal Home Loan Bank                                                              0         10,000,000
   FMS Statutory Trust 1 debentures                                                             25,774,000         25,774,000
   Advances by borrowers for taxes and insurance                                                 2,179,179          2,200,357
   Accrued interest payable                                                                      1,152,093          1,246,661
   Dividends payable                                                                               195,089            195,029
   Other liabilities                                                                             3,553,710          3,746,579
                                                                                           ---------------    ---------------
   Total liabilities                                                                         1,139,210,274      1,179,669,446
                                                                                           ---------------    ---------------

Commitments and contingencies
Stockholders' Equity:
   Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
   Common stock - $.10 par value 10,000,000  shares authorized; shares issued
                  7,992,142 and 7,991,292 and shares outstanding 6,502,960 and
                  6,502,110 as of September 30, 2005 and December 31, 2004, respectively           799,214            799,129
   Paid-in capital in excess of par                                                              8,688,136          8,555,506
   Accumulated other comprehensive income - net of income taxes                                   (582,669)           270,784
   Retained earnings                                                                            76,310,793         71,646,199
   Less:  Treasury stock (1,489,182 shares, at cost, as of September 30, 2005
             and December 31, 2004)                                                            (10,934,999)       (10,934,999)
                                                                                           ---------------    ---------------
Total stockholders' equity                                                                      74,280,475         70,336,619
                                                                                           ---------------    ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 1,213,490,749    $ 1,250,006,065
                                                                                           ===============    ===============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months ended           Nine Months ended
                                                                         September 30,               September 30,
                                                                ---------------------------    ----------------------------
                                                                     2005           2004            2005           2004
---------------------------------------------------------------------------------------------------------------------------
INTEREST  INCOME:
Interest income on:
  Loans                                                         $  6,551,661   $  6,219,024    $ 19,119,549   $ 18,329,907
  Mortgage-backed securities                                       3,683,402      4,224,347      11,061,882     12,237,351
  Investments                                                      4,350,829      3,706,263      12,715,465     10,808,357
                                                                ------------   ------------    ------------   ------------
Total interest income                                             14,585,892     14,149,634      42,896,896     41,375,615
                                                                ------------   ------------    ------------   ------------

INTEREST EXPENSE:
Interest expense on:
  Deposits                                                         2,951,433      1,942,196       8,037,622      5,548,386
  Borrowings                                                       1,998,801      2,305,113       6,162,057      7,006,011
  Long term debt                                                     469,752        353,489       1,321,428        992,527
                                                                ------------   ------------    ------------   ------------
Total interest expense                                             5,419,986      4,600,798      15,521,107     13,546,924
                                                                ------------   ------------    ------------   ------------

NET INTEREST INCOME                                                9,165,906      9,548,836      27,375,789     27,828,691
PROVISION FOR LOAN LOSSES                                             90,000         90,000         270,000        240,000
                                                                ------------   ------------    ------------   ------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                9,075,906      9,458,836      27,105,789     27,588,691
                                                                ------------   ------------    ------------   ------------

NON-INTEREST INCOME:
  Loan service charges and other fees                                 15,454         21,384          56,625         80,560
  Gain on sale of investment securities                                    0        433,518               0        533,574
  Gain on sale of fixed assets                                             0              0               0         46,080
  Real estate owned operations, net                                        0            (39)              0         (4,586)
  Service charges on accounts                                      1,328,612      1,308,036       3,969,753      3,834,588
  Other income                                                        41,290         35,861         116,107        100,177
                                                                ------------   ------------    ------------   ------------
Total non-interest income                                          1,385,356      1,798,760       4,142,485      4,590,393
                                                                ------------   ------------    ------------   ------------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                   4,534,246      4,209,679      13,369,108     12,409,459
  Occupancy and equipment                                          1,405,837      1,361,072       4,227,445      4,043,164
  Purchased services                                                 685,900        699,781       2,084,823      2,144,793
  Federal deposit insurance premiums                                  31,167         32,412          95,580         97,959
  Professional fees                                                  193,792        161,864         565,800        495,542
  Advertising                                                        109,814        106,565         323,057        322,591
  Amortization of core deposit intangible                            179,052        179,052         537,156        537,156
  Other                                                              444,909        319,439       1,158,840      1,020,789
                                                                ------------   ------------    ------------   ------------

Total non-interest expenses                                        7,584,717      7,069,864      22,361,809     21,071,453
                                                                ------------   ------------    ------------   ------------

INCOME BEFORE INCOME TAXES                                         2,876,545      4,187,732       8,886,465     11,107,631

INCOME TAXES                                                       1,170,210      1,679,599       3,636,604      4,448,954
                                                                ------------   ------------    ------------   ------------

NET INCOME                                                      $  1,706,335   $  2,508,133    $  5,249,861   $  6,658,677
                                                                ============   ============    ============   ============


 BASIC EARNINGS PER COMMON SHARE                                $       0.26   $       0.39    $       0.81   $       1.03
                                                                ============   ============    ============   ============

 DILUTED EARNINGS PER COMMON SHARE                              $       0.26   $       0.38    $       0.80   $       1.02
                                                                ============   ============    ============   ============


  Dividends declared per common share                           $       0.03   $       0.03    $       0.09   $       0.09
                                                                ------------   ------------    ------------   ------------


Weighted average common shares outstanding                         6,502,960      6,500,960       6,502,516      6,493,267

Potential dilutive effect of the exercise of stock options            33,173         36,763          35,397         38,020
                                                                ------------   ------------    ------------   ------------

Adjusted weighted average common shares outstanding                6,536,133      6,537,723       6,537,913      6,531,287
                                                                ============   ============    ============   ============

See notes to consolidated financial statements.


FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------
Nine Months ended September 30,                                                     2005             2004
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                    $   5,249,861    $   6,658,677
Adjustments to reconcile net income to net cash provided
   by operating activities:
 Provision for loan losses                                                          270,000          240,000
 Amortization and accretion of premiums and discounts on investments, net         1,476,011        3,510,659
 Amortization and accretion of other fees and costs                                 613,170          648,859
 Depreciation                                                                     1,520,704        1,477,828

Realized (gains) and losses on:
 Sale of loans                                                                            0             (229)
 Disposal and sale of fixed assets                                                      115          (46,080)
 Sale of investment securities                                                            0         (533,574)
 Sale of real estate owned                                                                0             (654)
 Increase in accrued interest receivable                                            (43,835)      (1,237,544)
 Decrease (Increase) in prepaid expenses and other assets                           272,934         (494,225)
 Decrease in accrued interest payable                                               (94,568)        (111,685)
 Increase in other liabilities                                                      396,539          485,327
 Benefit for deferred income taxes                                                 (265,727)         (71,580)
                                                                              -------------    -------------
 Net cash provided by operating activities                                        9,395,204       10,525,779
                                                                              -------------    -------------
INVESTING ACTIVITIES:
Proceeds from sale of:
 Education loans                                                                          0           60,279
 Real estate owned                                                                        0           48,948
 Property and equipment                                                                   0          238,871
 Investment securities available for sale                                                 0       17,723,462
 Principal collected and proceeds from maturities of investment
   securities held to maturity                                                  246,714,459       88,067,249
 Principal collected and proceeds from maturities of investment securities
   available for sale                                                            99,587,558       39,787,375
 Principal collected from mortgage-backed securities held to maturity            49,731,095       82,180,283
 Principal collected on loans, net                                               67,473,299       83,858,710
 Loans originated or acquired, net                                              (86,468,022)    (102,474,901)
 Purchase of investment securities and mortgage-backed securities held to
   maturity                                                                    (234,489,547)    (136,349,712)
 Purchase of investment securities and mortgage-backed securities available
   for sale                                                                    (120,528,427)     (83,735,389)
 Redemption of Federal Home Loan Bank stock                                       2,500,100        1,559,500
 Purchase of office property and equipment                                       (2,064,894)      (1,261,120)
                                                                              -------------    -------------
Net cash provided (used) by investing activities                                 22,455,621      (10,296,445)
                                                                              -------------    -------------
FINANCING ACTIVITIES:
 Net increase in demand deposits and savings accounts                            12,153,538       43,869,502
 Net decrease in time deposits                                                   (2,304,155)     (13,170,489)
 Net decrease in FHLB advances                                                  (10,000,000)      (1,191,047)
 Repayment from securities sold under agreement to repurchase                   (40,000,000)     (30,000,000)
 (Decrease) Increase in advances from borrowers for taxes and insurance             (21,178)          96,440
 Dividends paid on common stock                                                    (585,209)        (584,219)
 Net proceeds from issuance of common stock                                         132,715           38,296
                                                                              -------------    -------------
 Net cash used by financing activities                                          (40,624,289)        (941,517)
                                                                              -------------    -------------
DECREASE IN CASH AND CASH EQUIVALENTS                                            (8,773,464)        (712,183)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    110,577,356       72,334,637
                                                                              -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 101,803,892    $  71,622,454
                                                                              =============    =============
Supplemental Disclosures:
 Cash paid for:
 Interest on deposits, advances, and other borrowings                         $  15,615,675    $  13,658,609
 Income taxes                                                                     4,417,629        4,243,000
 Non-cash investing and financing activities:
 Dividends declared and not paid at quarter end                                     195,077          195,029


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
--------------------------------------------------------------------------------------------------------------------------------
                                                                          Accumulated                                     Total
                               Common shares    Common       Paid-in    comprehensive     Retained      Treasury   Stockholders'
                                outstanding      stock       capital    income (loss)     earnings         stock         Equity
--------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2003      6,485,877   $797,506   $8,507,333    $   802,239   $ 63,657,664  $(10,934,999)   $62,829,743
Net Income                                                                               6,658,677                    6,658,677
Other comprehensive income
  Unrealized loss on
      securities available
      for sale, net of taxes
      of ($153,075)                                                        (230,194)                                   (230,194)
                                                                                                                    -----------
Total comprehensive income                                                                                            6,428,483
                                                                                                                    -----------

Dividends declared ($.09)                                                                 (584,672)                    (584,672)
Exercise of stock options             15,083      1,508       36,788                                                     38,296

--------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2004     6,500,960   $799,014   $8,544,121    $   572,045   $ 69,731,669  $(10,934,999)   $68,711,850
--------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2004      6,502,110   $799,129   $8,555,506    $   270,784   $ 71,646,199  $(10,934,999)   $70,336,619
Net Income                                                                               5,249,861                    5,249,861
Other comprehensive income
  Unrealized loss on
      securities available
      for sale, net of taxes
      of ($589,408)                                                        (853,453)                                   (853,453)
                                                                                                                    -----------
Total comprehensive income                                                                                            4,396,408
                                                                                                                    -----------

Dividends declared ($.09)                                                                 (585,267)                    (585,267)
Exercise of stock options                850         85      132,630                                                    132,715

--------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2005     6,502,960   $799,214   $8,688,136    $  (582,669)  $ 76,310,793  $(10,934,999)   $74,280,475
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED).

1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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


2-LONG-TERM DEBT
Long-Term Debt at September 30, 2005 and December 31, 2004 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. At September 30, 2005 and December 31, 2004 the interest rate was 7.56% and 6.15%, respectively. The proceeds were used for the paydown in August 2002 of the $10.0 million subordinated debentures, expansion of the Bank's operations and general corporate purposes.


3-REGULATORY CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at September 30, 2005. The Bank's regulatory tangible and tier 1 (core) capital ratios are $87.6 million or 7.24% of total bank assets and $92.1 million or 18.13% for risk-based capital. FMS's consolidated capital ratio at September 30, 2005 totaled 6.12%.

4-STOCK OPTIONS
The Corporation maintains an incentive stock option plan. As permitted by Statement of Financial Accounting Standards (SFAS) No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure" the Corporation will continue to use the intrinsic value method of accounting for stock options. No options have been granted during the nine months ended September 30, 2005 and 2004.

5-PENSION PLAN- The Corporation maintains a defined benefit Pension Plan for active employees. The Corporation expects to contribute approximately $1.1 million to its pension plan in 2005 and has contributed $605 thousand during the nine months ended September 30, 2005. The components of the net pension cost are as follows:

                                               Nine Months ended September 30,
           ---------------------------------------------------------------------
                                                  2005            2004
           ---------------------------------------------------------------------

           Service cost                         $691,065        $653,280

           Interest cost                         511,881         423,276
           Return on assets                     (610,218)       (474,150)
           Net amortization and deferral           3,081           9,201
          ----------------------------------------------------------------------
           Net periodic pension cost            $595,809        $611,607
          ----------------------------------------------------------------------

6-RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2005, Staff Accounting Bulletin No. 107 (SAB 107) was issued. SAB 107 summarizes the views of the staff regarding the interaction between Statement of Financial Accounting Standards Statement No. 123 (SFAS No. 123R), share-based payment and certain Securities and Exchange Commission rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SFAS No. 123R, a revision of SFAS No.123 "Accounting for Stock-Based Compensation", establishes standards for the accounting for transaction in which a entity exchanges its equity instruments for goods and services. The adoption of this standard will have no effect on the Corporation's Consolidated Statements of Financial Condition or the Consolidated Statements of Operation, as all options that have been issued are fully vested.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005.
The following discussion and analysis should be read with our financial statements and related notes included elsewhere in this report on Form 10-Q. FMS Financial Corporation (the "Corporation") may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The discussion and analysis in this report may contain "forward-looking statements" within the meaning of
Section 21A of the Securities and Exchange Act of 1934.

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

FINANCIAL CONDITION

Total Assets - at September 30, 2005 were $1.21 billion as compared with total assets at December 31, 2004 of $1.25 billion.

Short Term Funds - decreased $12.2 million to $51.9 million at September 30, 2005 from $64.1 million at December 31, 2004 due to the purchase of investment securities and the originations of loans.

Investment Securities Held to Maturity - decreased $12.4 million to $242.4 million at September 30, 2005 from $254.8 million at December 31, 2004, primarily due to calls of $94.7 million in U.S. Agency Notes, principal paydowns of $19.8 million in CMO's and the maturity of $2.1 million of Municipal Bonds, partially offset by purchases of $88.0 million in U.S Agency Notes, $9.4 million in CMO's and $7.1 million of Municipal Bonds during the nine months ended September 30, 2005. All investment securities held to maturity at September 30, 2005 are fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of September 30, 2005 and December 31, 2004 follows:

                                                   September 30, 2005                             December 31, 2004
-----------------------------------------------------------------------------------------  -------------------------------
                                                Gross           Gross          Estimated                      Estimated
                               Amortized     Unrealized      Unrealized          Market        Amortized        Market
                                  Cost          Gains          Losses            Value           Cost           Value
-----------------------------------------------------------------------------------------  -------------------------------
U. S. Agency Notes          $157,485,269       $29,329       $(1,205,335)    $156,309,263    $164,381,425    $164,033,241
CMO's                         76,960,372         8,194        (1,711,006)      75,257,560      87,413,111      86,773,600
Municipal bonds                7,996,438         3,082                 0        7,999,520       3,039,213       3,043,454
-----------------------------------------------------------------------------------------  -------------------------------
Total                       $242,442,079       $40,605       $(2,916,341)    $239,566,343    $254,833,749    $253,850,295
=========================================================================================  ===============================

Investment Securities Available for Sale - increased $19.0 million to $161.0 million at September 30, 2005 from $142.0 million at December 31, 2004. The increase is the result of purchases of $61.8 million of Governmental Bonds, $39.0 million of U.S. Agency Notes, $14.6 million of MBS's and $5.0 million of CMO's, partially offset by the redemption of $58.5 million of Governmental Bonds, principal paydowns of $27.0 million of CMO's and MBS's and $14.0 million in calls of U.S. Agency Notes at September 30, 2005. Investment securities available for sale consisted of $153.2 million in fixed rate securities and $7.8 million in adjustable rate securities at September 30, 2005. A comparison of cost and approximate market values of investment securities available for sale as of September 30, 2005 and December 31, 2004 follows:

                                                   September 30, 2005                             December 31, 2004
-------------------------------------------------------------------------------------------  -----------------------------
                                                Gross           Gross           Estimated                       Estimated
                               Amortized     Unrealized      Unrealized           Market        Amortized         Market
                                  Cost          Gains          Losses             Value           Cost            Value
-------------------------------------------------------------------------------------------  -----------------------------
U. S. Agency Notes          $ 55,423,670      $    254     $  (494,922)       $ 54,929,002    $ 30,537,053    $ 30,316,735
CMO's                         28,249,293        14,681        (259,026)         28,004,948      37,677,754      37,601,576
MBS's                         75,099,177       252,155        (498,212)         74,853,120      73,326,684      74,080,969
Governmental Bonds             3,250,000             0               0           3,250,000               0               0
-------------------------------------------------------------------------------------------  -----------------------------
Total                       $162,022,140      $267,090     $(1,252,160)       $161,037,070    $141,541,491    $141,999,280
===========================================================================================  =============================

Mortgage-Backed Securities Held to Maturity - MBS's decreased $50.6 million to $218.6 million at September 30, 2005 from $269.2 million at December 31, 2004. The decrease is primarily the result of principal paydowns of $49.7 million during the nine months ended September 30, 2005. Mortgage-backed securities at September 30, 2005 consisted of $189.1 million in fixed rate securities and $29.5 million in adjustable rate securities. Mortgage-backed securities held to maturity at September 30, 2005 and December 31, 2004 are summarized below:

                                         September 30, 2005                                December 31, 2004
-------------------------------------------------------------------------------    ----------------------------------
                                  Gross          Gross             Estimated                            Estimated
                Amortized       Unrealized      Unrealized           Market            Amortized          Market
                  Cost            Gains          Losses              Value                Cost            Value
-------------------------------------------------------------------------------    ----------------------------------
GNMA         $  5,437,070       $  225,395     $         0         $  5,662,465      $  7,598,918       $  7,975,978
FNMA          107,947,009        1,197,450        (559,583)         108,584,876       136,076,364        138,720,205
FHLMC          51,896,349          358,272        (560,280)          51,694,341        63,157,460         63,710,920
Pass Thru      53,361,339           35,905        (936,940)          52,460,304        62,389,155         62,119,115
--------------------------------------------------------------------------------   ----------------------------------
Total        $218,641,767       $1,817,022     $(2,056,803)        $218,401,986      $269,221,897       $272,526,218
================================================================================   ==================================

The following table shows the gross unrealized losses and fair value of the Bank's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2005:

                                Less Than 12 Months               12 Months or Greater                       Total
                          ----------------------------------------------------------------------------------------------------
                                            Unrealized                           Unrealized                         Unrealized
Description of Security     Fair Value       Losses           Fair Value           Losses           Fair Value        Losses
------------------------------------------------------------------------------------------------------------------------------
Investement Securities Available for Sale:
------------------------------------------
U.S. Agency Notes         $ 29,522,352    $  (266,884)       $ 13,918,207      $  (228,038)       $ 43,440,559     $ (494,922)
CMO's                       19,376,210        (55,580)          5,858,800         (203,446)         25,235,010       (259,026)
MBS's                       27,974,134       (292,082)          7,645,826         (206,130)         35,619,960       (498,212)
------------------------------------------------------------- ---------------------------------   ---------------------------
Total Available for Sale    76,872,696       (614,546)         27,422,833         (637,614)        104,295,529     (1,252,160)
------------------------------------------------------------- ---------------------------------   ---------------------------

Investment Securities Held to Maturity:
---------------------------------------
U.S. Agency Notes           83,308,208       (578,101)         34,627,153         (627,234)        117,935,361     (1,205,335)
CMO's                       26,140,625       (384,949)         46,604,428       (1,326,057)         72,745,053     (1,711,006)
MBS's                       74,818,900       (675,298)         52,850,758       (1,381,505)        127,669,658     (2,056,803)
------------------------------------------------------------- ---------------------------------   ---------------------------
Total Held to Maturity     184,267,733     (1,638,348)        134,082,339       (3,334,796)        318,350,072     (4,973,144)
------------------------------------------------------------- ---------------------------------   ---------------------------
Total                     $261,140,429    $(2,252,894)       $161,505,172      $(3,972,410)       $422,645,601    $(6,225,304)
============================================================= =================================   ===========================

                                       9

Loans, net - increased $18.7 million to $437.5 million at September 30, 2005 from $418.8 million at December 31, 2004. This increase was primarily the result of $86.5 million of loans originated, partially offset by approximately $67.5 million of principal collected on loans during the nine months ended September 30, 2005. The following table shows loans receivable by major categories at the dates indicated.

                                    September 30,         December 31,
                                        2005                 2004
-----------------------------------------------------------------------------

Mortgage Loans                      $287,358,313         $275,842,765
Construction Loans                     1,047,515              897,264
Commercial Construction                9,358,456           11,971,241
Consumer Loans                         2,626,443            2,471,624
Commercial Real Estate               120,977,883          116,380,045
Commercial Business                   21,308,874           16,311,618
-----------------------------------------------------------------------------

Subtotal                             442,677,484          423,874,557
-----------------------------------------------------------------------------
Less:
    Deferred loan fees                   201,464              356,732
    Allowance for
     loan losses                       4,970,295            4,719,192
-----------------------------------------------------------------------------

Total loans, net                    $437,505,725         $418,798,633
-----------------------------------------------------------------------------

At September 30, 2005, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.4 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $2.4 million of loans that were collectively measured for impairment with a valuation allowance of $93 thousand. The Bank had $5.0 million in total reserves for loan losses at September 30, 2005, representing approximately 135% of non-performing loans and 1.1% of total loans. For the nine months ended September 30, 2005, the average recorded investment in impaired loans was approximately $2.3 million. The Bank recognized $115 thousand of interest income on impaired loans for the nine months ended September 30, 2005, all of which was recognized on the cash basis.

As of September 30, 2005, the Bank had outstanding loan commitments of $14.7 million, of which $5.6 million represented variable rate loans and $9.1 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

                                                 September 30,     December 31,
                                                     2005             2004
                                                  ----------       ----------

Loans accounted for on a non-accrual basis:
Mortgage loans:
    One-to-four family                            $  925,989       $  819,076
    Commercial real estate                         2,437,439          984,924
    Consumer and other                                     0                0
                                                  ----------       ----------
    Total non-accrual loans                       $3,363,428       $1,804,000
                                                  ----------       ----------

    Troubled debt restructuring                   $  308,124       $  718,047
    Real estate owned, net                                 0                0
                                                  ----------       ----------
    Total non-performing assets, net              $3,671,552       $2,522,047
                                                  ----------       ----------


    Total non-accrual loans to net loans                0.77%            0.43%
                                                  ==========       ==========
    Total non-accrual loans to total assets             0.28%            0.14%
                                                  ==========       ==========
    Total non-performing assets to total assets         0.30%            0.20%
                                                  ==========       ==========


Deposits - increased $9.9 million to $951.4 million at September 30, 2005 from $941.5 million at December 31, 2004. Increases in non-interest checking accounts of $11.8 million and checking accounts of $9.5 million, were partially offset by decreases in money market accounts of $7.3 million, certificates of deposits of $2.3 million and savings accounts of $1.9 million for the nine months ended September 30, 2005. Interest credited to depositors accounts for the nine months ended September 30, 2005 amounted to $7.9 million. The following table sets forth certain information concerning deposits at the dates indicated.

                                          September 30, 2005                         December 31, 2004
--------------------------------------------------------------------------------------------------------------------
                                               Percent     Weighted                       Percent      Weighted
                                               of Total     Average                       of Total      Average
                                 Amount        Deposits      Rate           Amount        Deposits       Rate
--------------------------------------------------------------------------------------------------------------------
Non-interest checking            $187,895,443   19.76%       0.00%          $176,047,722   18.70%        0.00%
Checking accounts                 223,585,170   23.50%       1.72%           214,059,142   22.74%        0.55%
Savings accounts                  193,101,507   20.30%       0.59%           195,039,302   20.71%        0.86%
Money market accounts             138,329,916   14.53%       0.84%           145,612,332   15.47%        0.72%
Certificates                      208,444,167   21.91%       2.22%           210,748,322   22.38%        1.82%
--------------------------------------------------------------------------------------------------------------------
   Total Deposits                $951,356,203  100.00%       1.13%          $941,506,820  100.00%        0.84%
====================================================================================================================

Borrowings - at September 30, 2005 consisted of $155.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.05%. At December 31, 2004, borrowings consisted of $195.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.49% and $10.0 million in Federal Home Loan Bank Advances with a weighted average interest rate of 2.53%.

Long-term debt - at September 30, 2005 and December 31, 2004 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. At September 30, 2005 and December 31, 2004, the interest rate was 7.56% and 6.15%, respectively.

RESULTS OF OPERATIONS

General
The earnings of the Corporation depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets such as loans and investments, and the interest paid on interest-bearing liabilities, such as deposits including non-interest checking accounts, long-term debt and borrowings. Net interest income is a function of the interest rate spread, which is the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net income is also affected by non-interest income, such as gains (losses) on the sale of loans and investments, provision for loan losses and real estate owned, service charges and other fees, and operating expenses, such as: salaries, employee benefits, deposit insurance premiums, depreciation, occupancy and equipment expense and purchased services expense.

The Corporation recorded net income for the three months ended September 30, 2005 of $1.7 million, or $.26 diluted earnings per share as compared to $2.5 million, or $.38 diluted earnings per share for the comparable period in 2004. The Corporation recorded net income for the nine months ended September 30, 2005 of $5.2 million, or $.80 diluted earnings per share as compared to $6.7 million, or $1.02 diluted earnings per share for the comparable period in 2004.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented:

                                                    Three Months Ended September 30,
---------------------------------------------------------------------------------------------------------
                                                 2005                                 2004
--------------------------------------------------------------------     --------------------------------
                                  Average                  Average         Average             Average
                                  Balance     Interest   Yield/Rate        Balance  Interest  Yield/Rate
                                  -------     --------   ----------        -------  --------  ----------
                                                            (Dollars in Thousands)
Interest-earning assets:
   Loans receivable            $  440,621     $ 6,552       5.95%       $  424,548  $ 6,219      5.86%
   Interest-bearing deposit        31,739         253       3.19%           49,734      174      1.40%
   Mortgage-backed securities     301,510       3,683       4.89%          377,060    4,224      4.48%
   Investment securities          342,736       4,098       4.78%          293,920    3,533      4.81%
                               ----------------------  ----------       ----------  -------  --------
Total interest-earning
     assets                     1,116,606      14,586       5.23%        1,145,262   14,150      4.94%
                               ----------------------  ---------        ----------  -------  --------

Interest-bearing liabilities:
   Checking deposits              398,902       1,071       1.07%          369,586      444      0.48%
   Savings deposits               196,328         289       0.59%          196,151      272      0.55%
   Money Market deposits          143,077         317       0.89%          143,936      270      0.75%
   Time deposit                   207,825       1,275       2.45%          214,861      956      1.78%
   Borrowings                     155,000       1,995       5.15%          211,989    2,305      4.35%
   Long-Term Debt                  25,774         473       7.34%           25,774      354      5.49%
                               ----------------------  ---------        ----------  -------  --------
Total interest-bearing
     liabilities               $1,126,906       5,420       1.92%       $1,162,297    4,601      1.58%
                               ===========-----------  ---------        ==========  -------  --------

Net interest income                           $ 9,166                                $9,549
                                              =======                                ======
Interest rate spread                                        3.31%                                3.36%
                                                           =====                                =====

Net yield on average interest-earning assets                3.28%                                3.34%
                                                           =====                                =====

Ratio of average interest-
   earning assets to average interest -bearing liabilities 99.09%                               98.53%
                                                           =====                                =====


                                                     Nine Months Ended September 30,
---------------------------------------------------------------------------------------------------------
                                                 2005                                 2004
--------------------------------------------------------------------     --------------------------------
                                  Average                  Average         Average             Average
                                  Balance     Interest   Yield/Rate        Balance  Interest  Yield/Rate
                                  -------     --------   ----------        -------  --------  ----------
                                                            (Dollars in Thousands)
Interest-earning assets:
   Loans receivable            $  433,503     $19,120        5.88%      $  416,519  $18,330       5.87%
   Interest-bearing deposit        44,657         844        2.52%          25,644      438       2.28%
   Mortgage-backed securities     315,842      11,062        4.67%         412,464   12,237       3.95%
   Investment securities          339,783      11,871        4.66%         265,187   10,371       5.21%
                               ----------------------  -----------      ----------  -------  ---------
Total interest-earning
     assets                     1,133,785      42,897        5.04%       1,119,814   41,376       4.93%
                               ----------------------  ----------       ----------  -------  ---------

Interest-bearing liabilities:
   Checking deposits              398,619       2,804        0.94%         359,829    1,059       0.39%
   Savings deposits               197,913         868        0.58%         194,071      803       0.55%
   Money Market deposits          144,060         907        0.84%         135,745      698       0.69%
   Time deposit                   208,438       3,459        2.21%         218,550    2,988       1.82%
   Borrowings                     167,202       6,162        4.91%         227,511    7,006       4.10%
   Long-Term Debt                  25,774       1,321        6.83%          25,774      993       5.14%
                               ----------------------  ----------       ----------  -------  ---------
Total interest-bearing
     liabilities               $1,142,006      15,521        1.81%      $1,161,480   13,547       1.55%
                               ===========-----------  ----------       ==========  -------  ---------
Net interest income                           $27,376                               $27,829
                                              =======                               =======
Interest rate spread                                          3.23%                               3.38%
                                                             =====                               =====

Net yield on average interest-earning assets                  3.22%                               3.31%
                                                             =====                               =====

Ratio of average interest-
   earning assets to average interest -bearing liabilities   99.28%                              96.41%
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

                                      Three Months Ended September 30,            Nine Months Ended September 30,
                                              2005 vs. 2004                             2005 vs. 2004
                                    Increase (Decrease) due to Change in:     Increase (Decrease) due to Change in:
                                    -------------------------------------     -------------------------------------
                                         Rate      Volume     Total                  Rate     Volume      Total
                                               (In Thousands)                              (In Thousands)
                                      ------------------------------             -------------------------------
Interest income:
    Loans                             $    98    $   235    $   333               $    43    $   747    $   790
    Interest-bearing deposits             142        (63)        79                    81        325        406
    Mortgage-backed securities            305       (846)      (541)                1,692     (2,867)    (1,175)
    Investment securities                 (22)       587        565                (1,417)     2,917      1,500
                                      -------    -------    -------               -------    -------    -------

    Total change - interest income        523        (87)       436                   399      1,122      1,521
                                      -------    -------    -------               -------    -------    -------
Interest expense:
    Checking deposits                     592         35        627                 1,631        114      1,745
    Savings deposit                        17          0         17                    49         16         65
    Money market deposit                   49         (2)        47                   166         43        209
    Time deposit                          350        (31)       319                   609       (138)       471
    Borrowings                            310       (620)      (310)                1,013     (1,857)      (844)
    Long-Term Debt                        119          0        119                   328          0        328
                                      -------    -------    -------               -------    -------    -------

    Total change - interest expense     1,437       (618)       819                 3,796     (1,822)     1,974
                                      -------    -------    -------               -------    -------    -------

Net change in net interest income     $  (914)   $   531    $  (383)              $(3,397)   $ 2,944    $  (453)
                                      =======    =======    =======               =======    =======    =======

Net Interest Income - Net interest income for the three months ended September 30, 2005 decreased $383 thousand to $9.2 million compared to $9.5 million for the same period in 2004. This was primarily due to decreases in interest income on mortgage-backed securities (MBS's) of $541 thousand and increases in interest expense on checking deposits of $627 thousand and time deposits of $319 thousand, partially offset by increases in interest income on investment securities of $565 thousand and loans of $333 thousand and a decrease in interest expense on borrowings of $310 thousand.

The decrease in interest income was primarily the result of a decrease in interest income on MBS's of $541 thousand to $3.7 million for the three months ended September 30, 2005 from $4.2 million for the same period in 2004. The average balance of MBS's decreased $75.6 million to $301.5 million for the three months ended September 30, 2005 from $377.1 million for the same period in 2004, which resulted in a volume decrease in interest income of $846 thousand. The average yield of the MBS portfolio increased 41 basis points to 4.89% for the quarter ended September 30, 2005 from 4.48% for the same period in 2004, which resulted in an interest income increase of $305 thousand due to rate changes.

Interest expense on checking deposits increased $627 thousand to $1.1 million for the three months ended September 30, 2005 from $444 thousand for the same period in 2004. The average rate on checking deposits increased 59 basis points to 1.07% for the quarter ended September 30, 2005 from 0.48% for the same period in 2004, which resulted in an increase in interest expense of $592 thousand. The average balance of checking deposits increased $29.4 million to $399.0 million for the three months ended September 30, 2005 from $369.6 million for the same period in 2004, which resulted in a volume increase in interest expense of $35 thousand.

Interest expense on time deposits increased $319 thousand to $1.3 million for the three months ended September 30, 2005 from $956 thousand for the same period in 2004. The average rate on time deposits increased 67 basis points to 2.45% for the quarter ended September 30, 2005 from 1.78% for the same period in 2004, which resulted in an increase in interest expense of $350 thousand. The average balance of time deposits decreased $7.1 million to $207.8 million for the three months ended September 30, 2005 from $214.9 million for the same period in 2004, which resulted in a volume decrease in interest expense of $31 thousand.

Interest income on investment securities increased $565 thousand to $4.1 million for the three months ended September 30, 2005 from $3.5 million for the same period in 2004. The average balance on investment securities increased $48.8 million to $342.7 million for the three months ended September 30, 2005 from $293.9 million for the same period in 2004, which resulted in an interest income volume increase of $587 thousand. The average yield of the investment portfolio decreased 3 basis points to 4.78% for the quarter ended September 30, 2005 from 4.81% for the same period in 2004, which resulted in an interest income decrease of $22 thousand due to rate changes.

Interest income on loans increased $333 thousand to $6.6 million for the three months ended September 30, 2005 from $6.2 million for the same period in 2004. The average balance of loans increased $16.1 million to $440.6 million for the three months ended September 30, 2005 from $424.5 million for the same period in 2004, which resulted in an interest income volume increase of $235 thousand. The average yield of loans increased 9 basis points to 5.95% for the quarter ended September 30, 2005 from 5.86% for the same period in 2004, which resulted in an interest income increase of $98 thousand due to changes in rates.

Interest expense on borrowings decreased $310 thousand to $2.0 million for the three months ended September 30, 2005 from $2.3 million for the same period in 2004. The average balance of borrowings decreased $57.0 million to $155.0 million for the quarter ended September 30, 2005 from $212.0 million for the same period in 2004, which resulted in a volume decrease in interest expense of $620 thousand. The average rate of borrowings increased 81 basis points to 5.16% for the three months ended September 30, 2005 from 4.35% for the same period in 2004, which resulted in an increase in interest expense of $310 thousand.

Net interest income for the nine months ended September 30, 2005 decreased $453 thousand to $27.4 million compared to $27.8 million for the same period in 2004, primarily due to an increase in interest expense on checking deposits of $1.7 million and a decrease in interest income on mortgage-backed securities of $1.2 million, partially offset by an increase in interest income on investment securities of $1.5 million, loans of $790 thousand, and a decrease in interest expense on borrowings of $844 thousand as compared to the same nine month period in 2004.

Interest expense on checking account deposits increased $1.7 million to $2.8 million for the nine months ended September 30, 2005 from $1.1 million for the same period in 2004. The increase in interest expense on checking account deposits was due to an increase in the average rate of 55 basis points to 0.94% for the nine months ended September 30, 2005 from 0.39% for the same period in 2004, which resulted in an increase in interest expense of $1.6 million due to interest rate changes. The average balance of the checking deposits increased $38.8 million to $398.6 million for the nine months ended September 30, 2005 from $359.8 million for the same period in 2004, which resulted in a volume increase in interest income of $114 thousand.

Interest income on mortgage-backed securities decreased $1.1 million for the nine months ended September 30, 2005 to $11.1 million from $12.2 million for the same period in 2004. The decrease in interest income was due to a decrease in the average balance on the portfolio of $96.7 million to $315.8 million for the nine months ended September 30, 2005 from $412.5 million for the same period in 2004, which resulted in an interest income volume decrease of $2.9 million. The decrease in the average balance was primarily due to $69.1 million of principal paydowns from September 2004 through September 2005. The average yield on the portfolio increased 72 basis points to 4.67% for the nine months ended September 30, 2005 from 3.95% for the same period in 2004, which resulted in a $1.7 million increase in interest income due to interest rate changes.

Interest income on investment securities increased $1.5 million to $11.9 million for the nine months ended September 30, 2005 from $10.4 million for the same period in 2004. The average balance of the investment securities portfolio increased $74.6 million to $339.8 million for the nine months ended September 30, 2005 from $265.2 million for the same period in 2004, which resulted in a volume increase in interest income of $2.9 million. The increase in the average balance was primarily due to purchases of $216.5 million of U.S. Agency Notes, $61.8 million of Governmental Bonds, $24.3 of CMO's, $14.6 million of MBS's and $8.0 million of Municipal Bonds, partially offset by investment calls and maturities of $250.9 million and principal paydowns on investments of $62.9 million from September 30, 2004 through September 30, 2005. The average yield on the investment portfolio decreased 55 basis points to 4.66% for the nine months ended September 30, 2005 from 5.21% for the same period in 2004, which resulted in a decrease in interest income of $1.4 million due to rate changes.

Interest income on loans increased $790 thousand to $19.1 million for the nine months ended September 30, 2005 from $18.3 million for the same period in 2004. The average balance increased $17.0 million to $433.5 million for the nine months ended September 30, 2005 from $416.5 million for the same period in 2004, which resulted in a volume increase in interest income of $747 thousand. The increase in the average balance was the result of $110.7 million of loans originated, partially offset by approximately $93.7 million of principal collected on loans during the period from September 30, 2004 through September 30, 2005. The average rate on loans increased 1 basis points to 5.88% for the nine months ended September 30, 2005 from 5.87% for the same period in 2004, which resulted in an increase in interest income of $43 thousand due to rate changes.

Interest expense on borrowings decreased $844 thousand to $6.2 million for the nine months ended September 30, 2005 from $7.0 million for the same period in 2004. The average balance of borrowings decreased $60.3 million to $167.2 million for the nine months ended September 30, 2005 from $227.5 million for the same period in 2004, which resulted in an interest expense volume decrease of $1.9 million. The average rate paid on borrowings increased 81 basis points to 4.91% from 4.10% for the same period in 2004, which resulted in an increase in interest expense of $1.0 million due to rate changes.

Non-Interest Income - for the three and nine month periods ended September 30, 2005 was $1.4 million and $4.1 million, respectively, as compared to $1.8 million and $4.6 million for the same periods in 2004. The decrease in non-interest income during the three and nine month periods ended September 30, 2005 is due to the gain on the sale of investment securities of $434 thousand and $534 thousand recorded during these same periods of 2004.

Salaries and Employee Benefits - for the three and nine month periods ended September 30, 2005 were $4.5 million and $13.4 million, respectively, as compared to $4.2 million and $12.4 million for the same periods in 2004. The increase is primarily due to annual compensation increases, a $237 thousand increase in retirement benefits expense and a $174 thousand increase in health insurance cost for the nine months ended September 30, 2005.

Average full time equivalent employees at September 30, 2005 were 525 as compared to 514 at September 30, 2004.

Purchased Services - for the three and nine month periods ended September 30, 2005 totaled $686 thousand and $2.1 million, as compared to $700 thousand and $2.1 million for the same periods in 2004. The decrease is primarily due to a decline in ATM processing costs of $35 thousand and payroll processing costs of $44 thousand for the nine months ended September 30, 2005 compared to the same period in 2004.

Other Expense - for the three and nine month periods ended September 30, 2005 totaled $445 thousand and $1.2 million as compared to $319 thousand and $1.0 million for the same periods in 2004. The increase is a result of upgrading the communication lines used for voice and data services offered to our customers.

Critical Accounting Estimate-Provision for Loan Losses - A critical accounting estimate is the provision for loan losses which increased $30 thousand to $270 thousand for the nine months ended September 30, 2005 from $240 thousand for the same period in 2004. At September 30, 2005 the allowance for loan losses amounted to $5.0 million compared to $4.7 million at December 31, 2004. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the nine months ended September 30, 2005 from the information presented in the annual report on Form 10-K for the year ended December 31, 2004.

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

                  31 Certifications required by Rule 13a-14(a) or Rule 15d-14(a)

                  32 Certification required by Rule 13a-14(b) or Rule 15d-14(b)
                       and 18 U.S.C. 1350

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FMS FINANCIAL CORPORATION




Date: November 14, 2005               /s/Craig W. Yates
                                      ------------------------------------------
                                      Craig W. Yates
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



Date: November 14, 2005               /s/Channing L. Smith
                                      ------------------------------------------
                                      Channing L. Smith
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)