Form 10-K
period 2005-12-31
FMS FINANCIAL CORP
filed 2006-03-30
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number: 0-17353

                            FMS FINANCIAL CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                               22-2916440
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer or organization)
                                                    Identification No.)

        3 Sunset Road, Burlington, New Jersey            08016
---------------------------------------------    -------------------------
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:     (609) 386-2400
                                                    ------------------------

Securities registered pursuant to Section 12(b) of the Act:      None
                                                            --------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.10 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] YES [X] NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] YES [X] NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] YES [X ] NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] YES [X ] NO

         Based on the closing sales price of $17.29 per share of the registrant's common stock on June 30, 2005, as reported on the Nasdaq National Market System, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $66.6 million. As of March 10, 2006, there were 6,515,110 shares outstanding of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1.   Portions of 2005 Annual Report to Stockholders (Parts II and IV)
     2. Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

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

         The Registrant principally operates through its forty-two banking offices located in Burlington, Camden and Mercer Counties, New Jersey. The Registrant is primarily engaged in the business of attracting deposits from the general public and originating loans which are secured by residential real estate. To a lesser extent, the Registrant also originates consumer, commercial business loans and construction loans and invests in U.S. government securities and mortgage-related securities.

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

                                                                                       December 31,
                              ------------------------------------------------------------------------------------------------------
                                     2005                  2004                  2003                 2002               2001
                              ------------------   --------------------   ------------------   -----------------  ------------------
                             Carrying   Percent     Carrying   Percent    Carrying  Percent    Carrying  Percent  Carrying  Percent
                              Value     of Total     Value     of Total    Value    of Total    Value   of Total   Value    of Total
                              -----     --------     -----     --------    -----    --------    -----   --------   -----    --------
                                                                    (In thousands)
Mortgage loans:
  One-to-four family........ $286,476     63.97%    $275,843     65.08%  $280,664     68.84%  $272,777    74.38% $259,970     76.11%
  Commercial real estate....  127,704     28.52      116,380     27.46    104,352     25.60     76,354    20.82    60,627     17.75
  Commercial construction...    6,942      1.55       11,971      2.82      5,994      1.47      1,157      .32     4,606      1.35
  Construction..............    1,775       .40          897       .21      1,324       .32        306      .08     1,254       .37
                             --------    ------     --------    ------   --------    ------   --------   ------  --------    ------
      Total mortgage loans..  422,897     94.44      405,091     95.57    392,334     96.23    350,594    95.60   326,457     95.58
                             --------    ------     --------    ------   --------    ------   --------   ------  --------    ------
Consumer and other loans:
  Consumer..................    2,356       .53        2,472       .58      3,187       .78      3,522      .96     4,583      1.34
  Commercial business.......   22,550      5.03       16,312      3.85     12,180      2.99     12,621     3.44    10,521      3.08
                             --------    ------     --------    ------   --------    ------   --------   ------  --------    ------
   Total consumer and other
         loans..............   24,906      5.56       18,784      4.43     15,367      3.77     16,143     4.40    15,104      4.42
                             --------    ------     --------    ------   --------    ------   --------   ------  --------    ------
      Total loans........... $447,803    100.00%    $423,875    100.00%  $407,701    100.00%  $366,737   100.00% $341,561    100.00%
                             ========    ======     ========    ======   ========    ======   ========   ======  ========    ======

         One- to- Four Family Loans. The Registrant's primary lending activity consists of the origination of one- to-four family residential mortgage loans ("residential loans") secured by the property in the Registrant's market area. The Registrant's residential loan portfolio also includes second mortgage loans and home equity loans (including home equity lines of credit loans). The Registrant generally originates mortgage loans with terms of 15 to 30 years, amortized on a monthly basis, with principal and interest due each month. Typically, residential loans remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         The Registrant presently offers residential loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate indexed higher than the corresponding U.S. Treasury security index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and presently not to exceed a rate of 11.5% over the life of the loan. At December 31, 2005, adjustable-rate residential first mortgage loans amounted to $21.7 million or 4.84% of the total residential loan portfolio. These loans are generally not originated under terms, conditions and documentation which permit their sale in the secondary mortgage market to FreddieMac and FannieMae.

         Fixed-rate mortgage loans are generally underwritten according to FreddieMac and FannieMae guidelines. The Registrant periodically sells selected fixed-rate residential loans, without recourse, to provide additional funds for lending and to restructure the loan portfolio to improve interest rate risk. Generally, if the property is not owner-occupied, a higher rate of interest is charged on such loans. At December 31, 2005, $228.4 million, or 51.01% of the total residential loan portfolio, consisted of long- term fixed-rate first mortgage loans, none of which were classified as held for sale.

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

         The Registrant actively solicits and originates home equity loans and home equity lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 2005, the Registrant had home equity loans in the amount of $17.8 million, or 6.20%, of its residential loan portfolio and approved $44.8 million in home equity lines of credit, of which $18.6 million was outstanding.

         Commercial Real Estate Loans. Commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), in the Registrant's market area. Commercial real estate loans and multi-family residential loans have been made in amounts up to $4.0 million, with most of such loans ranging in size from $100,000 to $2.0 million. Loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust above the prime interest rate (generally 1% to 2%) or a specified treasury index or are balloon loans with fixed interest rates which mature in three to five years with principal amortization for a period of up to 25 years. At December 31, 2005, the Registrant's commercial real estate loan portfolio consisted of $121.9 million of commercial real estate and $5.8 million of multi-family loans.

         Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one- to-four family residential mortgage loans. Of primary concern, in commercial and multi-family real estate lending, is the borrower's creditworthiness and the feasibility and cash flow potential of the
                                        4
property. Loans secured by income properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

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

         Loan Commitments. The Registrant issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases, the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. Generally, the commitment requires acceptance within 15 days of the date of issuance. At December 31, 2005, the Registrant had $22.8 million of commitments to cover originations and $31.3
                                        5
million in undisbursed funds on outstanding lines of credit. Management believes that virtually all of the Registrant's commitments will be funded.

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

         Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is credited to income in the period received. At December 31, 2005, the Bank had $1.8 million of loans that were held on a non-accrual basis.

         Non-Performing Assets. The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Registrant at the dates indicated.

                                                                At December 31,
                                                ----------------------------------------------
                                                 2005      2004      2003      2002      2001
                                                ------    ------    ------    ------    ------
                                                             (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   One-to-four family ........................   $  794    $  819    $  507    $  960    $1,348
   Commercial real estate ....................      985       985     1,189     1,786     1,634
   Consumer and other ........................       --        --        --        12        --
                                                 ------    ------    ------    ------    ------
      Total mortgage non-accrual loans .......   $1,779    $1,804    $1,696    $2,758    $2,982
                                                 ------    ------    ------    ------    ------
Troubled debt restructuring ..................   $  176    $  718    $1,027    $  987    $1,072
Real estate owned, net .......................       --        --        48       291       214
Other non-performing assets ..................       --        --        --        88        88
                                                 ------    ------    ------    ------    ------
Total non-performing assets ..................   $1,955    $2,522    $2,771    $4,124    $4,356
                                                 ------    ------    ------    ------    ------

Total non-accrual loans to net loans .........      .40%      .43%      .42%      .76%      .89%
                                                 ======    ======    ======    ======    ======
Total non-accrual loans to total assets ......      .14%      .14%      .14%      .24%      .31%
                                                 ======    ======    ======    ======    ======
Total non-performing assets to total assets...      .16%      .20%      .23%      .37%      .45%
                                                 ======    ======    ======    ======    ======

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


                                               At December 31, 2005
                                               --------------------
                                                  (In thousands)
        Special mention..................              $3,134
        Substandard......................               4,917
        Doubtful.........................                  --
        Loss.............................                  --
                                                       ------
                 Total...................              $8,051
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

         The following table sets forth an analysis of the Registrant's allowance for loan losses for the periods indicated.

                                                          For the Year Ended December 31,
                                            -------------------------------------------------------
                                               2005        2004        2003        2002        2001
                                             -------     -------     -------     -------     -------
                                                               (Dollars in Thousands)

 Balance at beginning of period .............   $ 4,719     $ 4,408     $ 4,317     $ 4,231     $ 3,980
 Loans charged-off:
   One-to-four family .......................        (9)         (3)         --         (10)        (42)
  Commercial real estate ....................        --          --          --          --          --
  Construction ..............................        --          --          --          --          --
  Consumer ..................................       (45)         (6)         (4)        (10)         (3)
  Commercial business .......................        (4)        (14)       (184)        (58)       --
                                                -------     -------     -------     -------     -------
    Total charge-offs .......................       (58)        (23)       (188)        (78)        (45)
Recoveries ..................................        42           4           9          15          13
                                                -------     -------     -------     -------     -------
Net loans charged-off .......................       (16)        (19)       (179)        (63)        (32)
                                                -------     -------     -------     -------     -------
Provision for loan losses ...................       360         330         270         149         221
                                                -------     -------     -------     -------     -------
Increase as a result of merger ..............        --          --          --          --          62
                                                -------     -------     -------     -------     -------
Balance at end of period ....................   $ 5,063     $ 4,719     $ 4,408     $ 4,317     $ 4,231
                                                =======     =======     =======     =======     =======
 Ratio of net charge-offs to average loans
   outstanding during the period ............      .005%       .005%       .046%       .017%       .010%
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

                                                                        At December 31,
                             ---------------------------------------------------------------------------------------------------
                                  2005                  2004                2003              2002                2001
                             -------------------  ------------------  ------------------ ------------------- -------------------
                                     Percent of           Percent of         Percent of          Percent of          Percent of
                                      Loans to             Loans to           Loans to            Loans to            Loans to
                             Amount  Total Loans  Amount Total Loans  Amount Total Loans Amount  Total Loans Amount Total Loans
                             ------  -----------  ------ -----------  ------ ----------- ------  ----------- ------ -----------
                                                                                          (Dollars in Thousands)
  Loans:

  One- to-four family....... $1,694      63.97%   $  986       65.08% $1,446    68.84%   $1,672     74.38%   $1,339     76.11%
  Commercial real estate....  2,792      28.52     2,883       27.46   2,540    25.60     2,284     20.82     2,311     17.75
  Commercial construction...    279       1.55       582        2.82     194     1.47        69       .32       100      1.35
  Construction..............      8        .40         2         .21      25      .32        34       .08       222       .37
  Consumer and other........     19        .53        22         .58      24      .78        28       .96        33      1.34
  Commercial business.......    271       5.03       244        3.85     179     2.99       230      3.44       226      3.08
                             ------     ------    ------      ------  ------   ------    ------    ------    ------    ------
      Total allowance
        for loan losses..... $5,063     100.00%   $4,719      100.00% $4,408   100.00%   $4,317    100.00%   $4,231    100.00%
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

         Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2005, the Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $483.5 million and $155.6 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with their net unrealized gain or loss included as a separate component of stockholders' equity, net of income taxes. At December 31, 2005, the Registrant's securities available for sale had an amortized cost of $157.5 million and market value of $155.6 million (net unrealized loss of $1.9 million, net of income taxes). The changes in market value in the Registrant's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Corporation's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         The Registrant's investment securities "available-for-sale" and "held-to-maturity" portfolios at December 31, 2005, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Registrant's equity, excluding those issued by the United States government agencies.

         At December 31, 2005, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

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

                                                        At December 31,
                                                ------------------------------
                                                  2005       2004       2003
                                                --------   --------   --------
                                                        (In Thousands)

Investment securities held to maturity:
  U.S. government and agency securities .....   $192,328   $164,381   $ 72,256
  CMO's .....................................     71,621     87,413    110,973
  Municipal bonds ...........................     11,391      3,039      2,400
  Mortgage-backed securities ................    208,196    269,222    359,670
Investment securities available for sale:
  U.S. government and agency securities .....     59,581     30,317     13,189
  CMO's .....................................     21,990     37,602     33,597
  Mortgage-backed securities ................     74,060     74,081    102,445
                                                --------   --------   --------
      Total investment securities ...........    639,167    666,055    694,530
  FHLB stock ................................      8,248     10,250     11,810
  Interest bearing deposits and
    overnight investments ...................     39,296     64,142     31,312
                                                --------   --------   --------
Total investments ...........................   $686,711   $740,447   $737,652
                                                ========   ========   ========

         The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Registrant's investment securities at December 31, 2005. The following table does not take into consideration the effects of unscheduled repayments or the effects of possible prepayments.

                                                      One to            Five to            More than
                               One Year or Less     Five Years         Ten Years           Ten Years     Total Investment Securities
                               -----------------  ---------------- -----------------  -----------------  ---------------------------
                                Carrying Average  Carrying Average Carrying  Average  Carrying  Average  Carrying    Market  Average
                                 Value    Yield    Value    Yield   Value     Yield     Value    Yield    Value      Value    Yield
                                -------  -------   ------- ------- -------   -------    -----    -----   -------    -------   -----
                                                               (Dollars in Thousands)
Investment securities held to
maturity:
 U.S. government and
 agency obligations............. $     -       -%  $19,994   4.13% $ 83,947     5.25%  $ 88,387    5.90%  $192,328  $190,184   5.43%
 Municipal bonds................  11,291    3.02       100   4.30         -        -          -       -     11,391    11,393   3.03
 CMO's..........................       -       -     1,211   4.00     6,112     3.91     64,298    4.49     71,621    69,647   4.43
 Mortgage-backed securities.....     101    5.20    23,987   4.41     5,399     5.50    178,709    5.31    208,196   206,475   5.21
Investment securities
available for sale:
 U.S. government and
   agency obligations...........       -       -    29,613   4.25    24,403     5.03      5,565    6.03     59,581    59,581   4.74
 CMO's..........................       -       -       462   4.25     3,378     4.50     18,150    4.82     21,990    21,990   4.76
 Mortgage-backed securities.....       -       -     3,027   4.72     1,997     5.00     69,036    5.06     74,060    74,060   4.82
 FHLB stock.....................       -       -         -      -         -        -      8,248    5.25      8,248     8,248   5.25
 Interest-bearing deposits and
   overnight investments........  39,296    4.07         -      -          -       -          -       -     39,296    39,296   4.07
                                 -------    ----   -------  ----   --------     ----   --------    ----   --------  --------   ----
   Total........................ $50,688    3.84%  $78,394  4.28%  $125,236     5.13%  $432,393    5.26%  $686,711  $680,874   4.99%
                                 =======    ====   =======  ====   ========     ====   ========    ====   ========  ========   ====

Sources of Funds

         General. Deposits are the major external source of the Registrant's funds for lending and other investment purposes. Funds are derived from amortization and prepayment of loans and maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

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

         Certificates of Deposit in Excess of $100,000. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2005.



Maturity Period of Deposits                         Certificates of Deposit
---------------------------                         -----------------------
                                                         (In Thousands)

Three months or less...................................      $12,209
Three through six months...............................        7,847
Six through twelve months..............................        8,410
Over twelve months.....................................        7,137
                                                             -------
     Total.............................................      $35,603
                                                             =======

         Deposit Rate. The following table sets forth the distribution of the Registrant's average balance of deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                                At December 31,
                                       ---------------------------------------------------------------------------------------------
                                                    2005                             2004                          2003
                                       -------------------------------   ----------------------------  -----------------------------
                                                              Weighted                       Weighted                      Weighted
                                                  Percent of   Average              Percent   Average              Percent  Average
                                         Average     Total     Nominal    Average  of Total   Nominal   Average   of Total  Nominal
                                         Balance   Deposits     Rate      Balance  Deposits    Rate     Balance   Deposits   Rate
                                         -------   --------    ------     -------  --------   ------    -------   --------  -----
                                                                          (Dollars In Thousands)
Passbook and regular savings..........  $185,680      19.61%     0.43%  $182,873     19.95%     0.43% $167,936      19.78%    0.57%
Checking accounts.....................   219,153      23.14      1.88    198,700     21.68      0.86   164,656      19.39     0.56
Noninterest checking..................   180,803      19.09      0.00    167,638     18.29      0.00   148,836      17.53     0.00
Money market deposit accounts.........   142,137      15.01      0.89    139,038     15.17      0.72   130,822      15.40     0.78
Certificates of deposit...............   208,825      22.05      2.34    216,906     23.67      1.83   225,240      26.52     2.40
Surrogate statement...................    10,350       1.10      3.45     11,373      1.24      2.55    11,737       1.38     2.55
                                        --------     ------      ----   --------    ------      ----  --------     ------     ----
  Total Deposits......................  $946,948     100.00%     1.21%  $916,528    100.00%     0.84% $849,227     100.00%    1.01%
                                        ========     ======      ====   ========    ======      ====  ========     ======     ====


Personnel

         As of December 31, 2005, the Registrant had 380 full-time employees and 237 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

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

         Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Securities and Exchange Commission (the "SEC") has promulgated new regulations pursuant to the Act and may continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Corporation's expenses.

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered savings association insured by the Savings Association Insurance Fund ("SAIF"), the Bank is subject to extensive regulation by the OTS and the
                                       16

Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% for all other thrifts, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. At December 31, 2005, the Bank was in compliance with its regulatory capital requirements.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and
                                       17
need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the Home Owners' Loan Act, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At December 31, 2005, the Bank was in compliance with its QTL requirement, with 82.67% of its assets invested in Qualified Thrift Investments.

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

         Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2005, the Bank was in compliance with these Federal Reserve Board requirements.

Item 1A. Risk Factors
---------------------

         Investing in our securities may involve certain risks, including the risks described below. You should carefully consider these risk factors together with all other available information and data before you decide to invest in our securities.

We realize income primarily from the difference between interest earned on loans and investments and interest paid on deposits and borrowings, and changes in interest rates may adversely affect our profitability and assets.

         Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or "spread" between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

         Interest rates affect how much money we can lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Changes in market interest rates could also reduce the value of our financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

If we experience loan losses in excess of our allowance, our earnings will be adversely affected.

         The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.

         As of December 31, 2005, our allowance for loan losses was approximately $5.1 million which represented 1.13% of outstanding loans. At such date, we had nine non-accrual loans totaling $1.8 million. We actively manage our nonperforming loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

A portion of our total loan portfolio consists of multi-family and commercial real estate loans and commercial loans. The repayment risk related to these types of loans is considered to be greater than the risk related to one- to-four family residential loans.

         At December 31, 2005, our loan portfolio included approximately $150.3 million of multi-family and commercial real estate loans and commercial business loans, or 33.56% of our total loan portfolio.

         Unlike one- to- four family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, the repayment of multi-family and commercial real estate loans and commercial business loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral, which can be significantly affected by economic conditions. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one- to- four family loans. Any late payments or the failure to repay such loans would adversely affect our earnings.

Our business is geographically concentrated and is subject to regional economic factors that could have an adverse impact on our business.

         Substantially all of our business is with customers in Burlington, Camden and Mercer Counties, New Jersey. Most of our customers are consumers and small and medium-sized businesses which are dependent upon the regional economy. Adverse changes in economic and business conditions in our markets could adversely affect our borrowers, their ability to repay their loans and to borrow additional funds, and consequently our financial condition and performance.

         In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral, most of which is located in Burlington, Camden and Mercer Counties, New Jersey. As of December 31, 2005, approximately 94.4% of our loans had real estate as a primary, secondary or tertiary component of collateral. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected. A decline in local economic conditions could adversely affect the values of such real estate. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. Rising interest rates would likely hurt our profits and may affect our ability to pay dividends or undertake other corporate transactions.

         Although we have paid cash dividends on a quarterly basis since 1995, there is no assurance that we will continue to pay cash dividends. To be profitable, we must earn more in interest and fees than we pay in interest and expenses. If interest rates rise, the interest we pay on interest-bearing liabilities, such as deposits and borrowings, may increase more quickly than interest earned on interest-earning assets, such as loans and investment securities. This will reduce our net interest income and thereby reduce our net income in the short-term. In addition, rising interest rates are likely to reduce our income via a reduction in the demand for loans and the value of our investment securities and make it more difficult for our borrowers to repay their loans. As a result, this could restrict the capital resources of the Bank and could require us to contribute additional capital to the Bank or may prevent the Bank from paying dividends to us. This could restrict our ability to pay dividends or undertake other corporate transactions. Future payment of cash dividends, if any, will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board may deem relevant and will be subject to applicable federal and state laws that impose restrictions on our ability to pay dividends.

As a public company, we are subject to numerous reporting requirements that are currently evolving and could substantially increase our operating expenses and divert management's attention from the operation of our business.

         The Sarbanes-Oxley Act has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC has promulgated new rules covering a variety of subjects. Compliance with these new rules has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, compliance with the requirements has taken a significant amount of management's and the Board of Directors' time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers.

         As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, in the future, the public accounting firm auditing the Company's financial statements may be required to attest to and report on management's assessment of the effectiveness of the Company's internal control over financial reporting. The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us. If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

We operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

         We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a federally chartered holding company, FMS Financial Corporation is subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the
imposition   of   restrictions   on  the  operation  of
an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on the Corporation and the Bank, and their operations.

Strong   competition   within  our   market   area  may  limit  our  growth  and
profitability.

         Competition in the banking and financial services industry in New Jersey is intense, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. There are large competitors operating throughout our total market area, including Bank of America, Commerce Bank, Wachovia Bank, and PNC Bank, and we also face strong competition from other community institutions in certain counties. Our profitability depends upon our continued ability to successfully compete in our market area.

We may issue additional shares of common stock, which may dilute the ownership and voting power of our shareholders and the book value of our common stock.

         We are currently authorized to issue up to 10,000,000 shares of common stock of which 6,515,110 shares are currently outstanding. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. In addition, a total of 772,200 shares of common stock have been reserved for issuance under our stock option plans. A total of 232,760 shares of common stock have been reserved for issuance under options outstanding on December 31, 2005. As of December 31, 2005, options to purchase a total of 36,500 shares were exercisable and had an exercise price of $10.00. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

Item 1B. Unresolved Staff Comments
----------------------------------

Not applicable.

Item 2.  Properties
-------------------

         The Registrant conducts its business through its two administrative offices located in Burlington, New Jersey and its 42 branch locations in Burlington, Camden and Mercer Counties, New Jersey. All of the Registrant's office and branch facilities are owned by the Registrant, except for eleven branch office locations, two located in Lumberton and the others located in Medford, Mt. Holly, Burlington, Cherry Hill Hamilton, Cinnaminson, Delanco,
Audubon and Marlton, New Jersey. Management of the Registrant considers the physical condition of each of the Registrant's administrative and branch offices to be good and adequate for the conduct of the Registrant's business.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II

Item 5. Market for the Registrant's  Common Equity,  Related Stockholder Matters
--------------------------------------------------------------------------------
        and Issuer Purchases of Equity Securities
        -----------------------------------------

         (a) Market for Common Equity. The information contained under the section captioned "Stock Market Information" in the Corporation's 2005 Annual Report to Stockholders (the "Annual Report") is incorporated herein by reference. The Registrant did not sell any equity securities that were not registered under the Securities Act of 1933 during the period under report.

         (b) Use of Proceeds. Not applicable.

         (c) Issuer Purchase of Equity Securities.

                                                                 (c) Total Number          (d) Maximum Number
                                                                of Shares (or Units)    (or Approximate Dollar
                               (a) Total            (b)         Purchased as Part         Value) of Shares (or
                                   Number      Average Price       of  Publicly         Units) that May Yet Be
                             of Shares (or     Paid per Share     Announced Plans         Purchased Under the
Period                      Units) Purchased     (or Unit)          or Programs*           Plans or Programs
------                      ----------------     ---------          ------------           -----------------
November 15-21, 2005             1,250             $16.56              1,250                    198,750
December 6, 2005                   750             $16.50                750                    198,000
                                 -----             ------              -----                    -------
Total                            2,000              ---                2,000                    198,000
                                 =====             ======              =====                    =======

-------------------
* On September 28, 2005, the Registrant authorized the repurchase in the open market of up to 200,000 shares of the Company's outstanding common stock.

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

Item 9B.  Other Information
---------------------------

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

Executive Officers of the Corporation Who Are Not Directors


Name and Title                                    Age as of December 31, 2005
--------------                                    ---------------------------
Channing L. Smith                                              62
Vice President and Chief Financial Officer

James E. Igo                                                   49
Senior Vice President and Chief Lending Officer

Thomas M. Topley                                               45
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

         (d)      Securities Authorized for Issuance Under  Equity  Compensation
                  Plans

                  Set forth below is information as of December 31, 2005 with respect to compensation plans under which equity securities of the Registrant are authorized for issuance.


                                          EQUITY COMPENSATION PLAN INFORMATION
                                          (a)                  (b)                      (c)
                                                                                 Number of securities
                                                                                 remaining available
                                   Number of securities   Weighted-average        for future issuance
                                    to be issued upon     exercise price of          under equity
                                       exercise of           outstanding          compensation plans
                                   outstanding options,   options, warrants     (excluding securities
                                   warrants and rights       and rights       reflected in column (a))
                                   --------------------      -----------      ------------------------
Equity compensation plans
  approved by shareholders
Stock Option and
  Incentive Plan.................         36,500               $10.00                      --
Equity compensation plans
  not approved by shareholders               N/A                  N/A                     N/A
                                          ------               ------                     ---
     TOTAL.......................         36,500               $10.00                      --
                                          ======                =====                    ====

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

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

         The information called for by this item is incorporated herein by reference to the section entitled "Proposal II - Ratification of Appointment of "Independent Accountants" in the Proxy Statement.

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

                  1. The consolidated statements of financial condition of FMS Financial Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2005, together with the related notes and the Independent Registered Public Accounting Firms' auditors' report of PricewaterhouseCoopers LLP.

                  2. Schedules omitted as they are not applicable.

                  3.       Exhibits

                           The following Exhibits are filed as part of this report:

                           3.1      Certificate of Incorporation*
                           3.2      Bylaws*
                           4        Agreement to furnish copy to Securities and Exchange Commission upon request of Indenture dated July 28, 1994, relating to 10%
                                    Subordinated Debentures due 2004 in aggregate principal amount of $10 million**
                           10.1     Stock Option and Incentive Plan***
                           13       2005 Annual Report to Stockholders
                           21       Subsidiaries of the Registrant
                           23       Consent of Independent Registered Public Accounting Firm
                           31       Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of
                                    2002
                           32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                  ---------------
                  *        Incorporated by reference to the Registrant's
                           Form S-1 Registration Statement No. 33-24340.
                  **       Incorporated by reference to the Registrant's  Annual
                           Report  on  Form  10-K  for  the  fiscal  year  ended
                           December 31, 1994.
                  ***      Incorporated  by reference to the  Registrant's  Form
                           S-8 Registration Statement No. 33-24340.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 30, 2006.

                                         FMS FINANCIAL CORPORATION


                                         By:   /s/Craig W. Yates
                                               ---------------------------------
                                               Craig W. Yates, President and
                                               Chief Executive Officer
                                               (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2006 by the following persons on behalf of the registrant and in the capacities indicated.


/s/ Craig W. Yates                                            /s/ George J. Barber
-----------------------------------------------------         -----------------------------------------------------
Craig W. Yates                                                George J. Barber
President, Chief Executive Officer and Director               Director
(Principal Executive Officer)


/s/ Channing L. Smith                                         /s/ Edward J. Staats, Jr.
-----------------------------------------------------         -----------------------------------------------------
Channing L. Smith                                             Edward J. Staats, Jr.,
Vice President and Chief Financial Officer                    Director
(Principal Financial and Accounting Officer)


/s/ Wayne H. Page                                             /s/ Dominic W. Flamini
-----------------------------------------------------         -----------------------------------------------------
Wayne H. Page                                                 Dominic W. Flamini
Director                                                      Director


/s/ Vincent R. Farias                                         /s/ Roy D. Yates
-----------------------------------------------------         -----------------------------------------------------
Vincent R. Farias                                             Roy D. Yates
Director                                                      Chairman of the Board


/s/ Mary Wells                                                /s/ Joseph W. Clarke, Jr.
-----------------------------------------------------         -----------------------------------------------------
Mary Wells                                                    Joseph W. Clarke, Jr.
Director                                                      Director
