Form 10-Q
period 2006-03-31
FMS FINANCIAL CORP
filed 2006-05-12
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ______________________

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2006

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
                                                              ---      ---

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act. Large accelerated filer     Accelerated filer     Non-accelerated filer  X
                             ---                   ---                       ---

         Indicate the number of shares outstanding to each of the issuer's classes of common stock as of the latest practicable date : May 5, 2006.

            Class                                           6,515,110
            -----                                           ---------
   $.10 par value common stock                          Outstanding Shares

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2006


                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - Financial Information
------------------------------

Item 1 - Financial Statements
         Consolidated Statements of Financial Condition as of
              March 31, 2006 (unaudited) and December 31, 2005                 1

         Consolidated Statements of Operations (unaudited)
              for the three months ended March 31, 2006 and
              March 31, 2005                                                   2

         Consolidated Statements of Cash Flows (unaudited)
              for the three months ended March 31, 2006 and
              March 31, 2005                                                   3

         Consolidated Statements of Changes in Stockholders' Equity
              (unaudited) for the three months ended March 31, 2006 and
              March 31, 2005                                                   4

         Notes to Consolidated Financial Statements                            5

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    6 - 17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           18

Item 4 - Controls and Procedures                                              18

PART II - Other Information
---------------------------

Item 1 - Legal Proceedings                                                    19

Item 1A- Risk Factors                                                         19

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3 - Defaults Upon Senior Securities                                      19

Item 4 - Submission of Matters to a Vote of Security Holders                  19

Item 5 - Other Information                                                    19

Item 6 - Exhibits                                                             19

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
----------------------------------------------------------------------------------------------------------------------------
                                                                                    March 31, 2006         December 31, 2005
                                                                                      (Unaudited)
----------------------------------------------------------------------------------------------------------------------------

ASSETS
----------------------------------------------------------------------------------------------------------------------------
     Cash and amounts due from depository institutions                            $       48,076,703     $       54,479,491
     Interest-bearing deposits                                                               182,254                 93,076
     Short term funds                                                                     39,532,736             39,268,382
                                                                                  ------------------     ------------------

        Total cash and cash equivalents                                                   87,791,693             93,840,949
     Investment securities held to maturity                                              276,265,037            275,340,435
     Investment securities available for sale                                            154,981,618            155,632,095
     Loans, net                                                                          450,659,763            442,571,357
     Mortgage-backed securities held to maturity                                         199,241,631            208,195,874
     Accrued interest receivable                                                           7,298,554              6,224,371
     Federal Home Loan Bank stock                                                          7,348,420              8,248,420
     Office properties and equipment, net                                                 34,837,290             34,801,087
     Deferred income taxes                                                                 2,663,643              2,607,641
     Core deposit intangible                                                               1,696,770              1,875,822
     Prepaid expenses and other assets                                                     3,033,677              1,440,857
     FMS Statutory Trust 1 issue costs, net                                                  432,201                484,467
                                                                                  ------------------     ------------------
TOTAL ASSETS                                                                      $    1,226,250,297     $    1,231,263,375
                                                                                  ==================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------------

Liabilities:
     Interest-bearing deposits                                                    $      755,149,781     $      759,991,442
     Noninterest-bearing deposits                                                        197,424,715            187,075,982
                                                                                  ------------------     ------------------
        Total deposits                                                                   952,574,496            947,067,424
     Securities sold under agreements to repurchase                                      165,000,000            175,000,000
     FMS Statutory Trust 1 debentures                                                     25,774,000             25,774,000
     Advances by borrowers for taxes and insurance                                         2,286,633              2,132,320
     Accrued interest payable                                                              1,413,009              1,378,353
     Dividends payable                                                                       195,453                195,486
     Other liabilities                                                                     3,910,267              4,633,516
                                                                                  ------------------     ------------------
     Total liabilities                                                                 1,151,153,858          1,156,181,099
                                                                                 --------------------    ------------------

Commitments and contingencies
Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares  authorized;  none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 8,006,392 and shares outstanding
        6,515,110 as of March 31, 2006 and December 31, 2005.                                800,639                800,639
     Paid-in capital in excess of par                                                      8,767,381              8,767,381
     Accumulated other comprehensive income - net of deferred income taxes                (2,224,087)            (1,099,630)
     Retained earnings                                                                    78,722,303             77,583,683
     Less:  Treasury stock (1,491,282 shares, at cost, as of March 31, 2006
        and December 31, 2005, respectively)                                             (10,969,797)           (10,969,797)
                                                                                  ------------------     ------------------
Total stockholders' equity                                                                75,096,439             75,082,276
                                                                                  ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    1,226,250,297     $    1,231,263,375
                                                                                  ==================     ==================

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------------
                                                                                       Three Months ended
                                                                                            March 31,
                                                                           --------------------------------------------
                                                                                    2006                   2005
-----------------------------------------------------------------------------------------------------------------------
INTEREST  INCOME:                                                                         (Unaudited)
Interest income on:
     Loans                                                                 $          6,792,143   $          6,188,264
     Mortgage-backed securities                                                       3,472,078              3,726,015
     Investments                                                                      4,899,636              4,088,509
                                                                           ---------------------  ---------------------
Total interest income                                                                15,163,857             14,002,788
                                                                           ---------------------  ---------------------

INTEREST EXPENSE:
Interest expense on:
     Deposits                                                                         3,654,097              2,403,790
     Borrowings                                                                       2,123,725              2,154,778
     Long-term debt                                                                     566,910                408,499
                                                                           ---------------------  ---------------------
Total interest expense                                                                6,344,732              4,967,067
                                                                           ---------------------  ---------------------

NET INTEREST INCOME                                                                   8,819,125              9,035,721
PROVISION FOR LOAN LOSSES                                                                90,000                 90,000
                                                                           ---------------------  ---------------------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                                                   8,729,125              8,945,721
                                                                           ---------------------  ---------------------

NONINTEREST INCOME:
     Service charges on accounts                                                      1,358,662              1,268,002
     Other income                                                                        37,581                 36,882
     Loan service charges and other fees                                                 14,590                 17,180
                                                                           ---------------------  ---------------------
Total noninterest income                                                              1,410,833              1,322,064
                                                                           ---------------------  ---------------------

NONINTEREST EXPENSE:
     Salaries and employee benefits                                                   4,821,585              4,376,028
     Occupancy and equipment                                                          1,466,688              1,436,536
     Purchased services                                                                 717,024                697,183
     Professional fees                                                                  196,847                187,250
     Amortization of core deposit intangible                                            179,052                179,052
     Office supplies                                                                    164,404                166,270
     Other expenses                                                                     150,560                152,467
     Telecommunications                                                                 138,969                 78,536
     Advertising                                                                        108,918                108,818
                                                                           ---------------------  ---------------------
Total noninterest expense                                                             7,944,047              7,382,140
                                                                           ---------------------  ---------------------

INCOME BEFORE INCOME TAXES                                                            2,195,911              2,885,645

INCOME TAXES                                                                            861,825              1,184,411
                                                                           ---------------------  ---------------------

NET INCOME                                                                 $          1,334,086   $          1,701,234
                                                                           =====================  =====================

 BASIC EARNINGS PER COMMON SHARE                                           $               0.20   $               0.26
                                                                           =====================  =====================

 DILUTED EARNINGS PER COMMON SHARE                                         $               0.20   $               0.26
                                                                           =====================  =====================

 Dividends declared per common share                                       $               0.03   $               0.03
                                                                           ---------------------  ---------------------

 Weighted average common shares outstanding                                           6,515,110              6,502,223
 Potential dilutive effect of the exercise of stock options                              15,249                 38,666
                                                                           ---------------------  ---------------------
 Adjusted weighted average common shares outstanding                                  6,530,359              6,540,889
                                                                           =====================  =====================

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------
                                                                          Three Months ended March 31,
                                                                              2006             2005
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                $1,334,086       $1,701,234
Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for loan losses                                                 90,000           90,000
    Amortization and accretion of premiums and discounts on
      investments, net                                                       156,331          601,182
    Amortization and accretion of other fees and costs                       234,169          209,436
    Depreciation                                                             496,495          496,416
Realized losses on:
    Sale Disposal of fixed assets                                              3,084              115
(Increase) Decrease in accrued interest receivable                        (1,074,183)         747,705
Increase in prepaid expenses and other assets                             (1,592,820)        (149,128)
Increase (Decrease) in accrued interest payable                               34,656         (119,445)
Increase in other liabilities                                                 53,319        1,557,358
Benefit for deferred income taxes                                            (56,002)         (73,819)
                                                                   --------------------------------------
    Net cash (used) provided by operating activities                        (320,865)       5,061,054
                                                                   --------------------------------------
INVESTING ACTIVITIES:
Principal collected and proceeds from maturities of
  investment securities held to maturity                                   8,890,313      182,464,599
Principal collected and proceeds from maturities of
  investment securities available for sale                                 3,703,113       12,252,427
Principal collected and proceeds on mortgage-backed
  securities held  to maturity                                             8,873,072       15,700,055
Principal collected on loans, net                                         25,749,636       19,817,106
Loans originated or acquired                                             (33,930,926)     (23,088,936)
Purchase of investment securities and mortgage-backed
  securities held to maturity                                             (9,843,737)    (155,443,243)
Purchase of investment securities and mortgage-backed
  securities available for sale                                           (5,000,000)     (40,254,142)
Redemption of Federal Home Loan Bank stock                                   900,000        1,500,100
Purchase of office property and equipment                                   (535,781)        (482,274)
                                                                   --------------------------------------
    Net cash (used) provided by investing activities                      (1,194,310)      12,465,692
                                                                   --------------------------------------
FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts                       4,512,894       26,545,130
Net increase (decrease) in time deposits                                     994,178       (2,772,746)
Repayment of securities sold under agreement to repurchase               (10,000,000)     (30,000,000)
Increase in advances from borrowers for taxes and insurance                  154,313          116,488
Dividends paid on common stock                                              (195,466)        (195,063)
Net proceeds from issuance of common stock                                         0          126,115
                                                                   --------------------------------------
    Net cash used by financing activities                                 (4,534,081)      (6,180,076)
                                                                   --------------------------------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (6,049,256)      11,346,670
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              93,840,949      110,577,356
                                                                   --------------------------------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                   $87,791,693     $121,924,026
                                                                   ======================================
Supplemental Disclosures:
    Cash paid for:
       Interest on deposits, advances, and other borrowings               $6,310,076       $5,086,512
       Income taxes                                                          275,000           75,000
    Non-cash investing and financing activities:
       Dividends declared and not paid at year end                           195,453          195,103

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                          Accumulated                                 Total
                     Common shares   Common     Paid-in   comprehensive    Retained      Treasury   Stockholders'
                      outstanding    stock      capital   income (loss)    earnings        stock      Equity
-----------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2004     6,502,110   $799,129  $8,555,506    $270,784     $71,646,199   ($10,934,999)  $70,336,619
Net Income                                                                 1,701,234                    1,701,234
Other comprehensive
  income
    Unrealized loss on
      securities
      available
      for sale,
      net of taxes
      of $700,674                                         (1,014,563)                                  (1,014,563)
                                                                                                      -----------
Total comprehensive income                                                                                686,671
                                                                                                      -----------

Dividends declared ($.03)                                                   (195,103)                    (195,103)
Exercise of stock options     190         19     126,096                                                  126,115

-----------------------------------------------------------------------------------------------------------------
Balances at
  March 31, 2005        6,502,300   $799,148  $8,681,602   ($743,779)    $73,152,330   ($10,934,999)  $70,954,302
-----------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2005     6,515,110   $800,639  $8,767,381 ($1,099,630)    $77,583,683   ($10,969,797)  $75,082,276
Net Income                                                                 1,334,086                    1,334,086
Other comprehensive income
  Unrealized loss on
    securities
    available
    for sale,
    net of taxes
    of $776,568                                           (1,124,457)                                  (1,124,457)
                                                                                                      -----------
Total comprehensive income                                                                                209,629
                                                                                                      -----------

Dividends declared ($.03)                                                   (195,466)                    (195,466)

-----------------------------------------------------------------------------------------------------------------
Balances at
  March 31, 2006        6,515,110   $800,639  $8,767,381 ($2,224,087)    $78,722,303   ($10,969,797)  $75,096,439
-----------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FMS  FINANCIAL   CORPORATION  AND  SUBSIDIARY NOTES  TO  CONSOLIDATED  FINANCIAL
STATEMENTS FOR THE THREE MONTHS ENDED MARCH 31, 2006  (UNAUDITED).

1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation (the "Corporation") contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes, which are incorporated by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The 2005 comparative Statement of Financial Condition was derived from the audited financial statements. The consolidated financial statements include the Corporation's principle subsidiary, Farmers & Mechanics Bank (the "Bank").

2-LONG-TERM DEBT
Long-Term Debt at March 31, 2006 and December 31, 2005 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. As of March 31, 2006 and 2005 the interest rate was 8.56% and 6.69%, respectively.

3-REGULATORY CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at March 31, 2006. The Bank's regulatory tangible and tier 1 (core) capital ratios are $91.4 million, or 7.46% of total bank assets, and $96.2 million or 18.48% for risk-based capital. FMS's consolidated capital ratio at March 31, 2006 totaled 6.12%.

4-STOCK OPTIONS The Corporation maintains an incentive stock option plan. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 123R in December 2004, (SFAS No. 123R), which establishes standards for share-based payments. This statement has no effect on the Corporation's Consolidated Statements of Financial Condition or Consolidated Statements of Operations as no options have been granted during the three months ended March 31, 2006 or the year ending December 31, 2005.

5-RETIREMENT  PLANS
The Bank maintains a defined benefit pension plan for active employees. The Corporation expects to contribute approximately $955 thousand to our pension plan in 2006. The components of the net pension cost are as follows:

                                                Three Months ended March 31,
--------------------------------------------------------------------------------
                                                   2006                 2005
--------------------------------------------------------------------------------
Service cost                                     $256,462             $230,355
Interest cost                                     205,876              170,627
Return on assets                                 (219,864)            (203,406)
Net amortization and deferral                       5,008                1,027
--------------------------------------------------------------------------------
Net periodic pension cost                        $247,482             $198,603
--------------------------------------------------------------------------------



In addition to providing retirement plan benefits the Bank provides certain health care and life insurance benefits to certain retired employees. The expected cost of postretirement benefits for 2006 is estimated to be approximately $43 thousand. The components of net periodic postretirement benefit cost are as follows:


                                                 Three Months ended March 31,
-------------------------------------------------------------------------------
                                                    2006              2005
-------------------------------------------------------------------------------
Interest cost                                     $6,463            $6,291
Amortization of prior service cost                (1,766)           (2,835)
Amortization of (gain) loss                         (965)            4,879
-------------------------------------------------------------------------------
Net periodic postretirement
benefit costs                                     $3,732            $8,335
-------------------------------------------------------------------------------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006.

The following discussion and analysis should be read with our financial statements and related notes included elsewhere in this report on Form 10-Q. The Corporation may from time to time make written or oral "forward-looking statements," including statements contained in the Corporation's filings with the Securities and Exchange Commission (including this quarterly report on Form 10-Q and the exhibits thereto), in its reports to stockholders and in other communications by the Corporation, which are made in good faith by the Corporation pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The discussion and analysis in this report may contain "forward-looking statements" within the meaning of Section 21A of the Securities and Exchange Act of 1934.

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

FINANCIAL  CONDITION

Total Assets - at March 31, 2006 were $1.2 billion as compared with total assets at December 31, 2005 of $1.2 billion.

Investment Securities Held to Maturity - increased $925 thousand to $276.3 million at March 31, 2006 from $275.3 million at December 31, 2005 primarily due to purchases of $5.0 million in U.S. Agency Notes and $4.8 million of Municipal Bonds, partially offset by principal paydowns of $3.4 million in CMO's and the maturity of $5.5 million of Municipal Bonds during the three months ended March 31, 2006. Investment securities held to maturity at March 31, 2006 consisted of $276.3 million in fixed rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 2006 and December 31, 2005 follows:


                                             March 31, 2006                                       December 31, 2005
                     ------------------------------------------------------------------   ---------------------------------
                                           Gross           Gross           Estimated                            Estimated
                         Amortized       Unrealized      Unrealized         Market            Amortized           Market
                           Cost            Gains           Losses           Value               Cost              Value
---------------------------------------------------------------------------------------   ---------------------------------
U. S. Agency Notes      $197,309,978             $0     ($4,482,878)      $192,827,100      $192,328,423      $190,184,454
CMO's                     68,244,334              0      (2,773,681)        65,470,653        71,621,287        69,647,298
Municipal bonds           10,710,725          1,584                0        10,712,309        11,390,725        11,393,027
                     ------------------------------------------------------------------   ---------------------------------
Total                   $276,265,037         $1,584     ($7,256,559)      $269,010,062      $275,340,435      $271,224,779
                     ==================================================================   =================================


Investment Securities Available for Sale - decreased $650 thousand to $155.0 million at March 31, 2006 from $155.6 million at December 31, 2005. The decrease is the result of principal paydowns of $3.7 million of CMO's and MBS's and $1.9 million in market adjustments, partially offset by purchases of $5.0 million of U.S. Agency Notes during the three months ended March 31, 2006. Investment securities available for sale consisted of $151.1 million in fixed rate securities and $3.9 million in adjustable rate securities at March 31, 2006. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 2006 and December 31, 2005 follows:


                                                  March 31, 2006                                December 31, 2005
---------------------------------------------------------------------------------------   --------------------------------
                                                Gross         Gross         Estimated                         Estimated
                               Amortized     Unrealized    Unrealized        Market         Amortized           Market
                                 Cost           Gains        Losses           Value           Cost              Value
---------------------------------------------------------------------------------------   --------------------------------
U. S. Agency Notes            $65,400,056            $0   ($1,447,206)     $63,952,850       $60,411,063      $59,581,396
CMO's                          21,262,922             0      (660,470)      20,602,452        22,350,620       21,990,367
MBS's                          50,078,569        28,891    (1,155,054)      48,952,406        52,082,272       51,642,686
Pass thru                      22,000,151             0      (526,241)      21,473,910        22,647,193       22,417,646
---------------------------------------------------------------------------------------   --------------------------------
Total                        $158,741,698       $28,891   ($3,788,971)    $154,981,618      $157,491,148     $155,632,095
=======================================================================================   ================================

Mortgage-Backed Securities Held to Maturity - decreased $9.0 million to $199.2 million at March 31, 2006 from $208.2 million at December 31, 2005. The decrease is primarily the result of principal paydowns of $8.9 million. Mortgage-backed securities at March 31, 2006 consisted of $173.5 million in fixed rate securities and $25.7 million in adjustable rate securities. Mortgage-backed securities held to maturity at March 31, 2006 and December 31, 2005 are summarized below:


                                               March 31, 2006                                          December 31, 2005
------------------------------------------------------------------------------------------    ------------------------------------
                                           Gross             Gross                                                    Estimated
                       Amortized        Unrealized        Unrealized          Estimated             Amortized           Market
                         Cost              Gains             Losses          Market Value              Cost             Value
------------------------------------------------------------------------------------------    ------------------------------------
GNMA                   $4,401,876         $177,642                 $0          $4,579,518           $4,837,341         $5,038,378
FNMA                   95,729,181          542,965        (1,798,962)          94,473,184          100,492,309        100,386,565
FHLMC                  49,392,590          127,386        (1,239,447)          48,280,529           51,765,939         51,190,732
Pass Thru              49,717,984            5,689        (2,045,365)          47,678,308           51,100,285         49,859,482
------------------------------------------------------------------------------------------    ------------------------------------
Total                $199,241,631         $853,682       ($5,083,774)        $195,011,539         $208,195,874       $206,475,157
==========================================================================================    ====================================


The following table shows the gross unrealized losses and fair value of the Bank's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2006. The Bank has the intent and ability to hold temporarily impaired securities either until maturity or until interest rates reach a level that would eliminate a loss on sale.

                                Less Than 12 Months              12 Months or Greater                Total
                            ------------------------------------------------------------------------------------------
                                             Unrealized                      Unrealized                    Unrealized
Description of Security       Fair Value       Losses        Fair Value        Losses       Fair Value       Losses
----------------------------------------------------------------------------------------------------------------------
Available for Sale:
------------------
U.S. Gov't agencies         $ 35,859,371      ($649,629)   $ 28,093,479      ($797,577)   $ 63,952,850    ($1,447,206)
MBSs including pass thrus     57,666,130     (1,157,453)     11,119,154       (523,842)     68,785,284     (1,681,295)
CMOs                          13,171,481       (325,625)      7,430,971       (334,845)     20,602,452       (660,470)
                            ---------------------------    ---------------------------    ---------------------------
Total Available for Sale    $106,696,982    ($2,132,707)   $ 46,643,604    ($1,656,264)   $153,340,586    ($3,788,971)
                            ---------------------------    ---------------------------    ---------------------------
Held to Maturity:
----------------
U.S. Gov't agencies         $147,839,484    ($3,036,765)   $ 44,987,616    ($1,446,113)   $192,827,100    ($4,482,878)
MBSs                         100,954,609     (2,712,107)     51,592,197     (2,371,667)    152,546,806     (5,083,774)
CMOs                          16,551,985       (619,747)     48,988,054     (2,153,934)     65,540,039     (2,773,681)
                            ---------------------------    ---------------------------    ---------------------------
Total Held to Maturity      $265,346,078    ($6,368,619)   $145,567,867    ($5,971,714)   $410,913,945   ($12,340,333)
                            ---------------------------    ---------------------------    ---------------------------
Total                       $372,043,060    ($8,501,326)   $192,211,471    ($7,627,978)   $564,254,531   ($16,129,304)
                            ============    ===========    ============    ===========    ============   ============

Loans, net - increased $8.1 million to $450.7 million at March 31, 2006 from $442.6 million at December 31, 2005. This increase was primarily the result of $33.9 million of loans originated, partially offset by approximately $25.7 million of principal collected on loans during the three months ended March 31, 2006. The following table shows loans receivable by major categories at the dates indicated.



                                      March 31,            December 31,
                                        2006                   2005
------------------------------------------------------------------------------
Mortgage Loans                      $288,661,637           $286,476,251
Construction Loans                     3,147,606              1,774,630
Commercial Construction                7,151,026              6,942,091
Consumer Loans                         2,686,851              2,355,697
Commercial Real Estate               131,561,846            127,704,281
Commercial Business                   22,722,237             22,550,190
------------------------------------------------------------------------------
Subtotal                             455,931,203            447,803,140
Less:
     Deferred loan fees                  117,781                168,998
     Allowance for
      loan losses                      5,153,659              5,062,785
------------------------------------------------------------------------------
Total loans, net                    $450,659,763           $442,571,357
------------------------------------------------------------------------------


At March 31, 2006, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $1.7 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $755 thousand of loans that were collectively measured for impairment with a valuation allowance of $15 thousand. The Bank had $5.2 million in total reserves for loan losses at March 31, 2006, representing approximately 269% of non-performing assets and 1.1% of total loans. For the three months ended March 31, 2006, the average recorded investment in impaired loans was approximately $1.7 million. The Bank recognized $30 thousand of interest income on impaired loans for the three months ended March 31, 2006, all of which was recognized on the cash basis.

As of March 31, 2006 the Bank had outstanding loan commitments of $14.2 million, of which $10.0 million represented variable rate loans and $4.2 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

Non-Performing Assets - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

                                                    March 31,      December 31,
                                                      2006            2005
                                                   ----------      ------------
Loans accounted for on a non-accrual basis:
Mortgage loans:
     One-to-four family                            $  754,450       $  794,154
     Commercial real estate                           984,924          984,924
     Consumer and other                                   178                0
                                                   ----------       ----------
     Total non-accrual loans                       $1,739,552       $1,779,078
                                                   ----------       ----------

     Troubled debt restructuring                      175,408          175,802
     Real estate owned, net                                 0                0
                                                   ----------       ----------
     Total non-performing assets, net              $1,914,960       $1,954,880
                                                   ----------       ----------

     Total non-accrual loans to net loans                0.39%            0.40%
                                                   ==========       ==========
     Total non-accrual loans to total assets             0.14%            0.14%
                                                   ==========       ==========
     Total non-performing assets to total assets         0.16%            0.16%
                                                   ==========       ==========


Deposits - increased $5.5 million to $952.6 million at March 31, 2006 from $947.1 million at December 31, 2005. Non-interest checking accounts increased $10.3 million, savings accounts increased $6.8 million and time deposit accounts increased $994 thousand for the three months ended March 31, 2006. These increases were partially offset by decreases in checking accounts of $11.9 million and money market accounts of $673 thousand during this period. Interest credited to depositors accounts for the three months ended March 31, 2006 amounted to $2.0 million. The following table sets forth certain information concerning deposits at the dates indicated.

                                             March 31, 2006                              December 31, 2005
-------------------------------------------------------------------------------------------------------------------------
                                                 Percent      Weighted                        Percent       Weighted
                                                 of Total      Average                        of Total      Average
                                      Amount     Deposits       Rate               Amount     Deposits        Rate
-------------------------------------------------------------------------------------------------------------------------
Non-interest checking              $197,424,715   20.72%        0.00%           $187,075,982    19.75%        0.00%
Checking accounts                   214,329,256   22.50%        2.69%            226,271,954    23.89%        1.88%
Savings accounts                    195,646,943   20.54%        0.59%            188,866,936    19.94%        0.59%
Money market accounts               132,287,635   13.89%        1.07%            132,960,782    14.04%        0.89%
Time deposits                       212,885,947   22.35%        2.98%            211,891,770    22.38%        2.34%
-------------------------------------------------------------------------------------------------------------------------
   Total Deposits                  $952,574,496   100.00%       1.59%           $947,067,424   100.00%        1.21%
=========================================================================================================================

Borrowings - at March 31, 2006 amounted to $165.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.98%. At December 31, 2005, borrowings consisted of $175.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.93%.

Long-term debt - at March 31, 2006 and December 31, 2005 consisted of $25.8 million of FMS Statutory Trust 1 debentures. The interest rate resets every three months to LIBOR plus 360 basis points and will not exceed 11.00% through March 2007. At March 31, 2006 and 2005, the interest rate was 8.56% and 6.69%, respectively.

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

The Corporation recorded net income for the three months ended March 31, 2006 of $1.3 million, or $.20 diluted earnings per share as compared to $1.7 million, or $.26 diluted earnings per share for the comparable period in 2005.

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

                                                             Three Months Ended March 31,
--------------------------------------------------------------------------------------------------------------------
                                                    2006                                    2005
--------------------------------------------------------------------------  ----------------------------------------
                                    Average                      Average     Average                       Average
                                    Balance       Interest      Yield/Rate   Balance        Interest      Yield/Rate
                                  ----------     ----------     ----------  ----------     ----------     ----------
                                                               (Dollars in Thousands)
Interest-earning assets:
     Loans receivable             $  454,145     $    6,792        5.98%    $  426,983     $    6,188        5.80%
     Interest-bearing deposits        24,108            260        4.31%        54,859            315        2.30%
     Mortgage-backed securities      274,898          3,472        5.05%       328,965          3,726        4.53%
     Investment securities           375,518          4,640        4.94%       332,657          3,774        4.54%
                                  ----------     ----------        ----     ----------     ----------        ----
Total interest-earning
        assets                     1,128,669         15,164        5.37%     1,143,464         14,003        4.90%
                                  ----------     ----------        ----     ----------     ----------        ----
Interest-bearing liabilities:
     Checking deposits               401,228          1,469        1.46%       386,170            797        0.83%
     Savings deposits                189,662            279        0.59%       196,190            286        0.58%
     Money market deposits           130,297            344        1.06%       144,194            284        0.79%
     Time deposits                   212,554          1,562        2.94%       210,504          1,036        1.97%
     Borrowings                      171,614          2,124        4.95%       187,273          2,155        4.60%
     Long-Term Debt                   25,774            567        8.80%        25,774            409        6.35%
                                  ----------     ----------        ----     ----------     ----------        ----
Total interest-bearing
        liabilities               $1,131,129          6,345        2.24%    $1,150,105          4,967        1.73%
                                  ==========     ----------        ----     ==========     ----------        ----
Net interest income                              $    8,819                                $    9,036
                                                 ==========                                ==========
Interest rate spread                                               3.13%                                     3.17%
                                                                   =====                                     ====

Net yield on average interest-earning assets                       3.13%                                     3.16%
                                                                   ====                                      ====
Ratio of average interest-earning assets
     to average interest -bearing liabilities                     99.78%                                    99.42%
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

                                              Three Months Ended March 31,
                                                      2006 vs. 2005
                                         Increase (Decrease) due to Change in:
                                           -------------------------------
                                                 Rate    Volume     Total
                                                     (In Thousands)
                                           -------------------------------
Interest income:
    Loans receivable                             $210      $394      $604
    Interest-bearing deposits                     122      (177)      (55)
    Mortgage-backed securities                    358      (612)     (254)
    Investment securities                         380       486       866
                                           -------------------------------

    Total change - interest income              1,070        91     1,161
                                           -------------------------------
Interest expense:
    Checking deposits                             641        31       672
    Savings deposits                                3       (10)       (7)
    Money market deposits                          87       (27)       60
    Time deposits                                 516        10       526
    Borrowings                                    149      (180)      (31)
    Long-Term Debt                                158         0       158
                                           -------------------------------

    Total change - interest expense             1,554     (176)     1,378
                                           -------------------------------

Net change in net interest income              ($484)      $267    ($217)
                                           ===============================

Net Income
The Corporation and its subsidiary recorded net income of $1.3 million for the quarter ended March 31, 2006, or $0.20 diluted earnings per share, as compared to net income of $1.7 million, or $0.26 diluted earnings per share for the quarter ended March 31, 2005. Net interest income was $8.8 million for the three months ended March 31, 2006 compared to $9.0 million for the same period in 2005. Provisions for loan losses were $90 thousand for the quarter ended March 31, 2006 and for the same period in 2005. Noninterest income was $1.4 million for the three months ended March 31, 2006 compared to $1.3 million for the same period in 2005. Total noninterest expense for the quarter ended March 31, 2006 was $7.9 million compared to $7.4 million for the same quarter in 2005.

Interest Income
Total interest income increased $1.2 million to $15.2 million for the quarter ended March 31, 2006 from $14.0 million for the same period in 2005. The increase is attributable to increases in interest income on investment securities of $866 thousand and loans of $604 thousand, partially offset by decreases in interest income on mortgage-backed securities of $254 thousand and interest-bearing deposits of $55 thousand.

Interest income on investment securities increased $866 thousand to $4.6 million for the three months ended March 31, 2006 from $3.8 million for the same period in 2005. The average balance of investment securities increased $42.8 million to $375.5 million for the three months ended March 31, 2006 from $332.7 million for the same period in 2005, which resulted in a volume increase in interest income of $486 thousand. The increase in the average volume during this period is due to investment purchases of $221.8 million, partially offset by investment calls and maturities of $107.7 million and principal paydowns of $55.8 million since the first quarter 2005. The average yield of the investment portfolio increased 40 basis points to 4.94% for the quarter ended March 31, 2006 from 4.54% for the same period in 2005, which resulted in an interest income increase of $380 thousand due to rate changes.

Interest income on loans increased $604 thousand to $6.8 million for the three months ended March 31, 2006 from $6.2 million for the same period in 2005. The average balance of the loan portfolio increased $27.1 million to $454.1 million for the three months ended March 31, 2006 from $427.0 million for the same period in 2005, which resulted in a volume increase in interest income of $394 thousand. The increase in the average balance is principally due to loan originations of $128.3 million since the first quarter of 2005, partially offset by principal collected on loans of $99.2 million during this period. The average rate on loans increased 18 basis points to 5.98% for the three months ended March 31, 2006 from 5.80% for the same period in 2005, which resulted in an increase in interest income of $210 thousand due to rate changes.

Interest income on mortgage-backed securities decreased by $254 thousand to $3.5 million for the three months ended March 31, 2006 from $3.7 million for the same period in 2005. The average balance of MBS's decreased $54.1 million to $274.9 million for the three months ended March 31, 2006 from $329.0 million for the same period in 2005, which resulted in an interest income volume decrease of $612 thousand. The decrease in the average balance during this period was due to principal paydowns of $47.7 million, partially offset by purchases of MBS's of $3.0 million from the first quarter of 2005. The average yield of the MBS portfolio increased 52 basis points to 5.05% for the quarter ended March 31, 2006 from 4.53% for the same period in 2005, which resulted in an interest income increase of $358 thousand due to changes in rates.

Interest income on interest-bearing deposit investments decreased $55 thousand to $260 thousand for the three months ended March 31, 2006 from $315 thousand for the same period in 2005. The average balance of interest-bearing deposit investments decreased $30.8 million to $24.1 million for the quarter ended March 31, 2006 from $54.9 million for the same period in 2005, which resulted in a volume decrease in interest income of $177 thousand. The average yield of interest-bearing deposit investments increased 201 basis points to 4.31% for the three months ended March 31, 2006 from 2.30% for the same period in 2005, which resulted in an increase in interest income of $122 thousand due to rate changes.

Interest Expense
Total interest expense increased $1.3 million to $6.3 million for the three months ended March 31, 2006 from $5.0 million for the same period in 2005. The increases in interest expense on checking deposits, time deposits, long-term debt and money market deposits, were partially offset by decreases in interest expense on borrowings and savings deposits.

Interest expense on checking deposits increased $672 thousand to $1.5 million for the three months ended March 31, 2006 from $797 thousand for the same period in 2005. The average rate on checking deposits increased 63 basis points to 1.46% for the quarter ended March 31, 2006 from 0.83% for the same period in 2005, which resulted in an increase in interest expense of $641 thousand. This increase was due to an increase in the average rate paid on municipal government checking accounts to 4.67% for the three months ended March 31, 2006 from 3.03% for the same period in 2005. The average balance of checking deposits increased $15.1 million to $401.2 million for the three months ended March 31, 2006 from $386.2 million for the same period in 2005, which resulted in a volume increase in interest expense of $31 thousand.

Interest expense on time deposits increased $526 thousand to $1.6 million for the three months ended March 31, 2006 from $1.0 million for the same period in 2005. The average rate on time deposits increased 97 basis points to 2.94% for the quarter ended March 31, 2006 from 1.97% for the same period in 2005, which resulted in a rate increase in interest expense of $516 thousand. The average balance of time deposits increased $2.1 million to $212.6 million for the quarter ended March 31, 2006 from $210.5 million for the same period in 2005, which resulted in an increase in interest expense of $10 thousand.

Interest expense on long-term debt increased $158 thousand to $567 thousand for the three months ended March 31, 2006 from $409 thousand for the same period in 2005. The average rate increased 245 basis points to 8.80% for the three months ended March 31, 2006 from 6.35% for the same period in 2005, which increased interest expense on long-term debt $158 thousand.

Interest expense on money market deposits increased $60 thousand to $344 thousand for the three months ended March 31, 2006 from $284 thousand for the same period in 2005. The average rate on money market deposits increased 27 basis points to 1.06% for the quarter ended March 31, 2006 from 0.79% for the same period in 2005, which resulted in an increase in interest expense of $87 thousand. The average balance of money market deposits decreased $13.9 million to $130.3 million for the three months ended March 31, 2006 from $144.2 million for the same period in 2005, which resulted in a volume decrease in interest expense of $27 thousand.

Interest expense on borrowings decreased $31 thousand to $2.1 million for the three months ended March 31, 2006 from $2.2 million for the same period in 2005. The average balance of borrowings decreased $15.7 million to $171.6 million at March 31, 2006 from $187.3 million for the same period in 2005, which resulted in a volume decrease in interest expense of $180 thousand. The average rate paid on borrowings increased 35 basis points to 4.95% for the quarter ended March 31, 2006 from 4.60% for the same period in 2005, which resulted in an increase in interest expense of $149 thousand due to rate changes.

Interest expense on savings deposits decreased $7 thousand to $279 thousand for the three months ended March 31, 2006 from $286 thousand for the same period in 2005. The average balance of savings deposits decreased $6.5 million to $189.7 million for the three months ended March 31, 2006 from $196.2 million for the same period in 2005, which resulted in a volume decrease in interest expense of $10 thousand. The average rate on savings deposits increased 1 basis point to 0.59% for the quarter ended March 31, 2006 from 0.58% for the same period in 2005, which resulted in an increase in interest expense of $3 thousand.

Critical Accounting Estimate-Provision for Loan Losses - A critical accounting estimate is the provision for loan losses. The provision remained constant at $90 thousand for the three months ended March 31, 2006 compared to the same period in 2005. At March 31, 2006 the allowance for loan losses amounted to $5.2 million compared to $5.1 million at December 31, 2005. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Noninterest Income - for the three month period ended March 31, 2006 was $1.4 million compared to $1.3 million for the same period in 2005. The increase from 2005 is primarily due to a new fee structure for retail banking fees, which took effect March 1, 2006.

Noninterest Expenses - for the three month period ended March 31, 2006 totaled $7.9 million compared to $7.4 million for the same period in 2005. The increase in operating expenses was primarily due to an increase in salaries and employee benefits, telecommunications and occupancy and equipment expense.

Salaries and Employee Benefits - increased $446 thousand to $4.8 million for the three month period ended March 31, 2006 compared to $4.4 million for the same period in 2005. The increase was primarily due to annual compensation increases and additional staff in back office departments and one new branch opened since the first quarter of 2005. Average full time equivalent employees were 547 at March 31, 2006 as compared to 518 at March 31, 2005.

Telecommunications - increased $60 thousand to $139 thousand for the three months ending March 31, 2006 compared to $79 thousand for the same period in 2005. Enhanced computer network communications services and a faster reconfigured ATM network were the principal reasons for the higher telecommunication expenses.

Occupancy and Equipment- increased $30 thousand to $1.5 million for the three month period ended March 31, 2006 compared to $1.4 million for the same period in 2005 due primarily to increases in rent expense of $22 thousand and property taxes of $19 thousand.

ITEM 3: DISCLOSURE ABOUT MARKET RISK

There were no significant changes for the three months ended March 31, 2006 from the information presented in the annual report on Form 10-K for the year ended December 31, 2005.

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

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

               Not  Applicable

Item 1A: Risk Factors

               Not Applicable

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

               Not Applicable

Item 3:  Defaults Upon Senior Securities

               Not Applicable

Item 4:  Submission of Matters to Vote of Security of Holders

     The Annual Meeting of Stockholders of the Company was held on April 27, 2006 and the following matters were presented:

     The Election of Directors: Vincent R. Farias and Wayne H. Page were re-elected as directors for terms of three years ending 2009 and until their successors are elected and qualified. Mr. Farias received 5,893,776 votes in favor and 17,136 votes were withheld; Mr. Page received 5,884,351 votes in favor and 26,561 were witheld.

Ratification of the appointment of PricewaterhouseCoopers LLP the Company's independent accountants, for the 2006 fiscal year. PricewaterhouseCoopers LLP was ratified as the Company's auditors with 5,869,857 votes for, 24,591 votes against and 16,464 abstentions.

Item 5:  Other  Information

               Not Applicable

Item 6:  Exhibits

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

FMS FINANCIAL CORPORATION


Date: May 12, 2006                         /s/ Craig W. Yates
                                           -------------------------------------
                                           Craig W. Yates
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: May 12, 2006                         /s/ Channing L. Smith
                                           -------------------------------------
                                           Channing L. Smith
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)