Form 10-Q
period 2006-06-30
FMS FINANCIAL CORP
filed 2006-08-11
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ______________________

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2006

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

Large accelerated filer       Accelerated filer      Non-accelerated filer X
                        ---                     ---                       ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act)  Yes     NO X
                                               ---    ---

     Indicate the number of shares outstanding to each of the issuer's classes of common stock as of the latest practicable date : August 4, 2006.


            Class                                           6,517,713
            -----                                           ---------
   $.10 par value common stock                          Outstanding Shares

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10-Q
                                 JUNE 30, 2006


                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - Financial Information
------------------------------

Item 1 - Financial Statements
         Consolidated Statements of Financial Condition as of
              June 30, 2006 (unaudited) and December 31, 2005                  1

         Consolidated Statements of Operations (unaudited)
              for the three and six months ended June 30, 2006 and
              June 30, 2005                                                    2

         Consolidated Statements of Cash Flows (unaudited)
              for the six months ended June 30, 2006 and
              June 30, 2005                                                    3

         Consolidated Statements of Changes in Stockholders' Equity
              (unaudited) for the six months ended June 30, 2006 and
              June 30, 2005                                                    4

         Notes to Consolidated Financial Statements                        5 - 6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    7 - 18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           19

Item 4 - Controls and Procedures                                              19

PART II - Other Information
---------------------------

Item 1 - Legal Proceedings                                                    20

Item 1A- Risk Factors                                                         20

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3 - Defaults Upon Senior Securities                                      20

Item 4 - Submission of Matters to a Vote of Security Holders                  20

Item 5 - Other Information                                                    20

Item 6 - Exhibits                                                             20

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

---------------------------------------------------------------------------------------------------------------------
                                                                                   JUNE 30, 2006    DECEMBER 31, 2005
                                                                                   (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
ASSETS
---------------------------------------------------------------------------------------------------------------------
     Cash and amounts due from depository institutions                           $    58,605,384    $    54,479,491
     Interest-bearing deposits                                                            73,437             93,076
     Short term funds                                                                 65,819,710         39,268,382
                                                                                 ---------------    ---------------
        Total cash and cash equivalents                                              124,498,531         93,840,949
     Investment securities held to maturity                                          277,610,487        275,340,435
     Investment securities available for sale                                        154,421,834        155,632,095
     Loans, net                                                                      453,397,342        442,571,357
     Mortgage-backed securities held to maturity                                     179,028,593        208,195,874
     Accrued interest receivable                                                       6,354,309          6,224,371
     Federal Home Loan Bank stock                                                      7,213,520          8,248,420
     Office properties and equipment, net                                             34,912,538         34,801,087
     Deferred income taxes                                                             2,737,592          2,607,641
     Core deposit intangible                                                           1,517,718          1,875,822
     Prepaid expenses and other assets                                                 2,632,265          1,440,857
     FMS Statutory Trust I issue costs, net                                              314,328            484,467
                                                                                 ---------------    ---------------
TOTAL ASSETS                                                                     $ 1,244,639,057    $ 1,231,263,375
                                                                                 ===============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------------------
Liabilities:
     Interest-bearing deposits                                                   $   746,738,793    $   759,991,442
     Noninterest-bearing deposits                                                    199,523,748        187,075,982
                                                                                 ---------------    ---------------
        Total deposits                                                               946,262,541        947,067,424
     Securities sold under agreements to repurchase                                  165,000,000        175,000,000
     FMS Statutory Trust I and Trust II debentures                                    51,548,000         25,774,000
     Advances by borrowers for taxes and insurance                                     2,359,745          2,132,320
     Accrued interest payable                                                          1,552,626          1,378,353
     Dividends payable                                                                   195,543            195,486
     Other liabilities                                                                 2,116,937          4,633,516
                                                                                 ---------------    ---------------
     Total liabilities                                                             1,169,035,392      1,156,181,099
                                                                                 ---------------    ---------------


Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 8,009,392 and 8,006,392 and shares outstanding 6,517,713 and
        6,515,110 as of June 30, 2006 and December 31, 2005, respectively                800,939            800,639
     Additional paid-in capital                                                        8,797,081          8,767,381
     Accumulated other comprehensive loss - net of income taxes                       (3,055,196)        (1,099,630)
     Retained earnings                                                                80,036,934         77,583,683
     Less:  Treasury stock (1,491,679 and 1,491,282 shares, at cost,
        as of June 30, 2006 and December 31, 2005, respectively)                     (10,976,093)       (10,969,797)
                                                                                 ---------------    ---------------
Total stockholders' equity                                                            75,603,665         75,082,276
                                                                                 ---------------    ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 1,244,639,057    $ 1,231,263,375
                                                                                 ===============    ===============


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

----------------------------------------------------------------------------------------------------
                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                               -------------------------   -------------------------
                                                  2006          2005           2006          2005
----------------------------------------------------------------------------------------------------
INTEREST  INCOME:
Interest income on:
     Loans                                     $ 6,928,371   $ 6,398,813   $13,733,232   $12,600,654
     Mortgage-backed securities                  3,193,610     3,652,465     6,665,688     7,378,480
     Investments                                 5,172,013     4,276,127    10,071,649     8,364,636
                                               -----------   -----------   -----------   -----------
Total interest income                           15,293,994    14,327,405    30,470,569    28,343,770
                                               -----------   -----------   -----------   -----------

INTEREST EXPENSE:
Interest expense on:
     Deposits                                    3,901,782     2,682,399     7,555,879     5,086,189
     Borrowings                                  2,076,796     2,008,478     4,200,521     4,163,256
     Long-term debt                                731,732       443,177     1,298,642       851,676
                                               -----------   -----------   -----------   -----------
Total interest expense                           6,710,310     5,134,054    13,055,042    10,101,121
                                               -----------   -----------   -----------   -----------

NET INTEREST INCOME                              8,583,684     9,193,351    17,415,527    18,242,649
PROVISION FOR LOAN LOSSES                           90,000        90,000       180,000       180,000
                                               -----------   -----------   -----------   -----------

NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                              8,493,684     9,103,351    17,235,527    18,062,649
                                               -----------   -----------   -----------   -----------

NONINTEREST INCOME:
     Service charges on accounts                 1,509,465     1,377,941     2,869,999     2,649,546
     Gain on sale of investment securities         364,621             0       364,621             0
     Other income                                   48,495        37,935        86,076        74,817
                                               -----------   -----------   -----------   -----------
Total noninterest income                         1,922,581     1,415,876     3,320,696     2,724,363
                                               -----------   -----------   -----------   -----------

NONINTEREST EXPENSE:
     Salaries and employee benefits              4,793,190     4,458,834     9,614,775     8,834,862
     Occupancy and equipment                     1,504,949     1,385,072     2,971,637     2,821,608
     Purchased services                            699,697       701,740     1,416,721     1,398,923
     Professional fees                             193,877       184,758       390,724       372,008
     Amortization of core deposit intangible       179,052       179,052       358,104       358,104
     Office supplies                               163,398       147,403       327,802       313,673
     Other expenses                                157,937       152,732       308,497       307,199
     Telecommunications                            140,202        80,936       279,171       157,472
     Advertising                                   112,774       104,425       221,692       213,243
                                               -----------   -----------   -----------   -----------
Total noninterest expense                        7,945,076     7,394,952    15,889,123    14,777,092
                                               -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAXES                       2,471,189     3,124,275     4,667,100     6,009,920

INCOME TAXES                                       961,015     1,281,983     1,822,840     2,466,394
                                               -----------   -----------   -----------   -----------

NET INCOME                                     $ 1,510,174   $ 1,842,292   $ 2,844,260   $ 3,543,526
                                               ===========   ===========   ===========   ===========


BASIC EARNINGS PER COMMON SHARE                $      0.23   $      0.28   $      0.44   $      0.54
                                               ===========   ===========   ===========   ===========

DILUTED EARNINGS PER COMMON SHARE              $      0.23   $      0.28   $      0.44   $      0.54
                                               ===========   ===========   ===========   ===========

Dividends declared per common share            $      0.03   $      0.03   $      0.06   $      0.06
                                               ===========   ===========   ===========   ===========


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

-----------------------------------------------------------------------------------------------------
                                                                          SIX MONTHS ENDED JUNE 30,
                                                                           2006             2005
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                              $  2,844,260    $   3,543,526
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Provision for loan losses                                                180,000          180,000
    Amortization and accretion of premiums and discounts on
       investments, net                                                      288,732        1,165,653
    Amortization and accretion of other fees and costs                       508,513          413,982
    Depreciation                                                           1,007,888        1,013,945
Realized (gains) and losses on:
    Disposal of fixed assets                                                   3,082              115
    Sale of investment securities                                           (364,621)               0
(Increase) Decrease in accrued interest receivable                          (129,938)         127,318
(Increase) Decrease in prepaid expenses and other assets                  (1,191,408)          60,407
Increase (Decrease) in accrued interest payable                              174,273         (140,953)
(Decrease) Increase in other liabilities                                  (1,166,032)         329,571
Benefit for deferred income taxes                                           (129,951)        (165,890)
                                                                        ------------    -------------
    Net cash provided by operating activities                              2,024,798        6,527,674
                                                                        ------------    -------------
INVESTING ACTIVITIES:
Proceeds from sale of:
    Investment securities                                                 12,206,808                0
Principal collected and proceeds from maturities of investment
  securities held to maturity                                             12,225,387      217,472,073
Principal collected and proceeds from maturities of investment
  securities available for sale                                            7,819,728       78,973,223
Principal collected and proceeds from maturities of mortgage-
  backed securities                                                       17,158,435       32,031,655
Principal collected on loans, net                                         51,319,876       42,030,061
Loans originated or acquired                                             (62,306,164)     (57,046,347)
Purchase of investment securities and mortgage-backed securities
  held to maturity                                                       (14,533,093)    (221,182,547)
Purchase of investment securities and mortgage-backed securities
  available for sale                                                     (10,000,000)    (117,218,427)
Redemption of Federal Home Loan Bank stock                                 1,034,900        2,500,100
Purchase of office property and equipment                                 (1,122,420)      (1,624,363)
                                                                        ------------    -------------
    Net cash provided (used) by investing activities                      13,803,457      (24,064,572)
                                                                        ------------    -------------

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits and savings accounts           (2,470,917)      17,396,987
Net increase (decrease) in time deposits                                   1,666,034       (3,962,929)
Net proceeds from issuance of trust capital debentures                    25,774,000                0
Net decrease in FHLB advances                                            (10,000,000)     (10,000,000)
Repayment from securities sold under agreement to repurchase                       0      (40,000,000)
Increase in advances from borrowers for taxes and insurance                  227,425          173,901
Purchase of treasury stock                                                    (6,296)               0
Dividends paid on common stock                                              (390,919)        (390,132)
Net proceeds from issuance of common stock                                    30,000          128,715
                                                                        ------------    -------------
    Net cash provided (used) by financing activities                      14,829,327      (36,653,458)
                                                                        ------------    -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          30,657,582      (54,190,356)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            93,840,949      110,577,356
                                                                        ------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $124,498,531    $  56,387,000
                                                                        ============    =============
Supplemental Disclosures:
    Cash paid for:
       Interest on deposits, advances, and other borrowings             $ 12,880,769    $  10,242,074
       Income taxes                                                        2,188,000        2,800,829
    Non-cash investing and financing activities:
       Dividends declared and not paid at period end                         195,543          195,077

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

-------------------------------------------------------------------------------------------------------------------------------
                                                            ADDITIONAL   ACCUMULATED                                 TOTAL
                                   COMMON SHARES   COMMON    PAID-IN    COMPREHENSIVE   RETAINED      TREASURY    STOCKHOLDERS'
                                    OUTSTANDING    STOCK     CAPITAL    INCOME (LOSS)   EARNINGS        STOCK        EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2004        6,502,110    $799,129  $8,555,506        $270,784  $71,646,199  ($10,934,999) $70,336,619
Net Income                                                                                3,543,526                  3,543,526
Other comprehensive income
  Unrealized gain on securities
     available for sale, net of
     taxes of $88,421                                                          128,030                                 128,030
                                                                                                                   -----------
Total comprehensive income                                                                                           3,671,556
                                                                                                                   -----------

Dividends declared ($.06)                                                                  (390,178)                  (390,178)
Exercise of stock options                  450          45     128,670                                                 128,715
------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2005            6,502,560    $799,174  $8,684,176        $398,814  $74,799,547  ($10,934,999) $73,746,712
==============================================================================================================================

Balances at December 31, 2005        6,515,110    $800,639  $8,767,381     ($1,099,630) $77,583,683  ($10,969,797) $75,082,276
Net Income                                                                                2,844,260                  2,844,260
Other comprehensive income
  Unrealized loss on securities
     available for sale, net of
     taxes of $1,350,547                                                    (1,955,566)                             (1,955,566)
                                                                                                                   -----------
Total comprehensive income                                                                                             888,694
                                                                                                                   -----------

Dividends declared ($.06)                                                                  (391,009)                  (391,009)
Exercise of stock options                3,000         300      29,700                                                  30,000
Purchase of common stock                  (397)                                                            (6,296)      (6,296)
------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 2006            6,517,713    $800,939  $8,797,081     ($3,055,196) $80,036,934  ($10,976,093)  75,603,665
==============================================================================================================================

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
SIX MONTHS ENDED JUNE 30, 2006  (UNAUDITED).


1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation (the "Corporation") contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes, which are incorporated by reference to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The 2005 comparative Statement of Financial Condition was derived from the audited financial statements. The consolidated financial statements include the Corporation's principal subsidiary, Farmers & Mechanics Bank (the "Bank").



2-LONG-TERM  DEBT
In June 2006, the Corporation formed a wholly owned subsidiary, FMS Statutory Trust II (Trust II). On June 15, 2006, Trust II issued $25.0 million of floating rate capital securities with an interest rate that resets every three months to LIBOR plus 158 basis points. At June 30, 2006 long-term debt consisted of $25.8 million of FMS Statutory Trust II debentures with an interest rate of 6.88% and $25.8 million of Statutory Trust I debentures with an interest rate of 8.56%. At December 31, 2005 long-term debt consisted of $25.8 million of FMS Statutory Trust 1 debentures with an interest rate of 6.69%.

3-REGULATORY  CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at June 30, 2006. The Bank's regulatory tangible and tier 1 (core) capital ratios are $93.5 million, or 7.51% of total bank assets, and $98.3 million or 18.62% for risk-based capital. FMS's consolidated capital ratio at June 30, 2006 totaled 6.07%.


4-EARNINGS PER SHARE
The following table set forth the calculation of basic and diluted earnings per share for the three months and six months periods ended June 30, 2006 and 2005.

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                              JUNE 30,                 JUNE 30,
                                                      -----------------------   -----------------------
                                                         2006       2005           2006         2005
-------------------------------------------------------------------------------------------------------
Basic Earnings per share:
-------------------------
Net income available to common shareholders           $1,510,174   $1,842,292   $2,844,260   $3,543,526

Average common shares outstanding                      6,516,359    6,502,476    6,515,736    6,502,349
Net income per common share                           $     0.23   $     0.28   $     0.44   $     0.54

Diluted Earnings per share:
---------------------------
Net income available to common shareholders
on a diluted basis                                    $1,510,174   $1,842,292   $2,844,260   $3,543,526

Average common shares outstanding                      6,516,359    6,502,476    6,515,736    6,502,349
Additional shares considered in diluted
computation assuming exercise of stock options            13,756       34,970       13,836       36,585
                                                      ----------   ----------   ----------   ----------
Adjusted weighted average common shares outstanding    6,530,115    6,537,446    6,529,572    6,538,934
Net income per common share                           $     0.23   $     0.28   $     0.44   $     0.54

5-STOCK  OPTIONS
The Corporation maintains an incentive stock option plan. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 123R in December 2004, (SFAS No. 123R), which establishes standards for share-based payments. This statement has no effect on the Corporation's Consolidated Statements of Financial Condition or Consolidated Statements of Operations as no options have been granted during the six months ended June 30, 2006 or the years ending December 31, 2003, 2004 or 2005.

6-RETIREMENT  PLANS
The Bank maintains a defined benefit pension plan for active employees. The Corporation expects to contribute approximately $1.4 million to our pension plan in 2006. The components of the net pension cost are as follows:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                --------------------------       -----------------------
                                                  2006              2005           2006          2005
--------------------------------------------------------------------------------------------------------
Service cost                                    $256,462          $230,355       $512,924       $460,710
Interest cost                                    205,876           170,627        411,752        341,254
Return on assets                                (219,864)         (203,406)      (439,728)      (406,812)
Net amortization and deferral                      5,008             1,027         10,016          2,054
--------------------------------------------------------------------------------------------------------
Net periodic pension cost                       $247,482          $198,603       $494,964       $397,206
========================================================================================================


In addition to providing retirement plan benefits the Bank provides certain health care and life insurance benefits to certain retired employees. The expected cost of postretirement benefits for 2006 is estimated to be approximately $43 thousand. The components of net periodic postretirement benefit cost are as follows:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                                --------------------------       -----------------------
                                                  2006              2005           2006          2005
--------------------------------------------------------------------------------------------------------
Interest cost                                     $6,463            $6,291        $12,926        $12,582
Amortization of prior service cost                (1,766)           (2,835)        (3,532)        (5,670)
Amortization of (gain) loss                         (965)            4,879         (1,930)         9,758
--------------------------------------------------------------------------------------------------------
Net periodic postretirement
benefit costs                                     $3,732            $8,335         $7,464        $16,670
========================================================================================================

7-RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48- Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The effective date for this Interpretation is for fiscal years beginning after December 15, 2006 with earlier application encouraged. The adoption of this standard is not expected to have a material impact on the Corporation's Consolidated Statements of Financial Condition or the Consolidated Statements of Operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006.

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

CRITICAL ACCOUNTING ESTIMATE-Provision for Loan Losses - A critical accounting estimate is the provision for loan losses. The provision remained constant at $90 thousand and $180 thousand for the three and six months ended June 30, 2006 compared to the same period in 2005. At June 30, 2006 the allowance for loan losses amounted to $5.2 million compared to $5.1 million at December 31, 2005. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.


FINANCIAL  CONDITION

TOTAL ASSETS - at June 30, 2006 were $1.2 billion as compared with total assets at December 31, 2005 of $1.2 billion.


INVESTMENT SECURITIES HELD TO MATURITY - increased $2.3 million to $277.6 million at June 30, 2006 from $275.3 million at December 31, 2005 primarily due to purchases of $9.5 million of Municipal Bonds and $5.0 million in U.S. Agency Notes, partially offset by principal paydowns of $6.4 million in CMO's and the maturity of $5.8 million of Municipal Bonds during the three months ended June 30, 2006. Investment securities held to maturity at June 30, 2006 consisted of $277.6 million in fixed rate securities. A comparison of cost and fair values of investment securities held to maturity as of June 30, 2006 and December 31, 2005 follows:

                                                JUNE 30, 2006                                  DECEMBER 31, 2005
------------------------------------------------------------------------------------- ----------------------------------
                                               GROSS        GROSS
                             AMORTIZED       UNREALIZED   UNREALIZED        FAIR            AMORTIZED          FAIR
                               COST             GAINS       LOSSES          VALUE              COST            VALUE
-------------------------------------------------------------------------------------- ---------------------------------
U. S. Agency Notes           $197,316,474       $    0   ($5,895,803)    $191,420,671       $192,328,423    $190,184,454
CMO's                          65,138,632            0    (3,108,706)      62,029,926         71,621,287      69,647,298
Municipal bonds                15,155,381        1,011              0      15,156,392         11,390,725      11,393,027
-------------------------------------------------------------------------------------- ---------------------------------
Total                        $277,610,487       $1,011   ($9,004,509)    $268,606,989       $275,340,435    $271,224,779
====================================================================================== =================================


INVESTMENT SECURITIES AVAILABLE FOR SALE - decreased $1.2 million to $154.4 million at June 30, 2006 from $155.6 million at December 31, 2005. The decrease is the result of principal paydowns of $7.8 million of CMO's and MBS's and $3.3 million in market adjustments, partially offset by purchases of $10.0 million of U.S. Agency Notes during the six months ended June 30, 2006. Investment securities available for sale consisted of $150.8 million in fixed rate securities and $3.6 million in adjustable rate securities at June 30, 2006. A comparison of cost and fair values of investment securities available for sale as of June 30, 2006 and December 31, 2005 follows:

                                                JUNE 30, 2006                                  DECEMBER 31, 2005
-------------------------------------------------------------------------------------- ---------------------------------
                                             GROSS         GROSS
                             AMORTIZED     UNREALIZED    UNREALIZED        FAIR            AMORTIZED          FAIR
                               COST          GAINS         LOSSES          VALUE              COST            VALUE
-------------------------------------------------------------------------------------- ---------------------------------
U. S. Agency Notes           $ 70,397,776      $     0   ($1,916,904)    $ 68,480,872       $ 60,411,063    $ 59,581,396
CMO's                          20,042,079            0      (820,543)      19,221,536         22,350,620      21,990,367
MBS's                          47,939,907       12,118    (1,611,338)      46,340,687         52,082,272      51,642,686
Pass thru                      21,207,239            0      (828,500)      20,378,739         22,647,193      22,417,646
-------------------------------------------------------------------------------------- ---------------------------------
Total                        $159,587,001      $12,118   ($5,177,285)    $154,421,834       $157,491,148    $155,632,095
====================================================================================== =================================

MORTGAGE-BACKED SECURITIES HELD TO MATURITY - decreased $29.2 million to $179.0 million at June 30, 2006 from $208.2 million at December 31, 2005. The decrease is the result of principal paydowns of $17.2 million during the six months ended June 30, 2006. The Bank also sold $12.0 million of MBS's during this period, which resulted in a realized gain of $365 thousand. The sale of these securities qualified as maturities in accordance with FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as the Bank had already collected a substantial portion (in excess of 85%) of the principal due to scheduled payments and prepayments. Mortgage-backed securities at June 30, 2006 consisted of $157.1 million in fixed rate securities and $21.9 million in adjustable rate securities. A comparison of cost and fair values of mortgage-backed securities held to maturity at June 30, 2006 and December 31, 2005 are summarized below:

                                JUNE 30, 2006                                            DECEMBER 31, 2005
----------------------------------------------------------------------------------- --------------------------------
                                      GROSS          GROSS
                    AMORTIZED       UNREALIZED     UNREALIZED        FAIR              AMORTIZED           FAIR
                      COST            GAINS         LOSSES           VALUE                COST             VALUE
----------------------------------------------------------------------------------- --------------------------------
GNMA              $    844,903      $  2,416     $        0      $    847,319         $  4,837,341      $  5,038,378
FNMA                84,556,552       197,413     (2,421,605)       82,332,360          100,492,309       100,386,565
FHLMC               45,345,443        35,149     (1,557,044)       43,823,548           51,765,939        51,190,732
Pass Thru           48,281,695             0     (2,136,189)       46,145,506           51,100,285        49,859,482
----------------------------------------------------------------------------------- --------------------------------
Total             $179,028,593      $234,978    ($6,114,838)     $173,148,733         $208,195,874      $206,475,157
=================================================================================== ================================

The following table shows the gross unrealized losses and fair value of the Bank's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at June 30, 2006. The Bank has the intent and ability to hold temporarily impaired securities either until maturity or until interest rates reach a level that would eliminate a loss on sale.

                                   LESS THAN 12 MONTHS              12 MONTHS OR GREATER               TOTAL
                               -------------------------------------------------------------------------------------------
                                                 UNREALIZED                     UNREALIZED                    UNREALIZED
DESCRIPTION OF SECURITY        FAIR VALUE          LOSSES        FAIR VALUE       LOSSES      FAIR VALUE        LOSSES
--------------------------------------------------------------------------------------------------------------------------
Available for Sale:
-------------------
U.S. Gov't agencies            $17,894,180        ($284,609)     $50,586,692    ($1,632,295)   $68,480,872    ($1,916,904)

MBSs including pass thrus       29,954,461         (796,264)      35,177,828     (1,643,574)    65,132,289     (2,439,838)

CMOs                             2,939,924         (233,211)      16,281,612       (587,332)    19,221,536       (820,543)
                              --------------------------------------------------------------------------------------------
Total Available for Sale       $50,788,565      ($1,314,084)    $102,046,132    ($3,863,201)  $152,834,697    ($5,177,285)
                              --------------------------------- ----------------------------- ----------------------------

Held to Maturity:
-----------------
U.S. Gov't agencies            $92,347,430      ($2,543,184)     $99,103,241    ($3,352,619)  $191,450,671    ($5,895,803)

MBSs                            51,550,817       (1,331,991)     100,604,335     (4,782,847)   152,155,152     (6,114,838)

CMOs                             2,107,855         (150,640)      59,922,071     (2,958,066)    62,029,926     (3,108,706)
                              --------------------------------------------------------------------------------------------
Total Held to Maturity        $146,006,102      ($4,025,815)    $259,629,647   ($11,093,532)  $405,635,749   ($15,119,347)
                              --------------------------------------------------------------------------------------------
Total                         $196,794,667      ($5,339,899)    $361,675,779   ($14,956,733)  $558,470,446   ($20,296,632)
                              ================= =============== ============== ============== ============== =============

LOANS, NET - increased $10.8 million to $453.4 million at June 30, 2006 from $442.6 million at December 31, 2005. This increase was primarily the result of $62.3 million of loans originated, partially offset by approximately $51.3 million of principal collected on loans during the six months ended June 30, 2006. The following table shows loans receivable by major categories at the dates indicated.

                                      JUNE 30,            DECEMBER 31,
                                       2006                   2005
-----------------------------------------------------------------------
Mortgage Loans                      $289,589,870           $286,476,251
Construction Loans                     3,740,525              1,774,630
Commercial Construction                5,285,612              6,942,091
Consumer Loans                         2,583,176              2,355,697
Commercial Real Estate               132,368,197            127,704,281
Commercial Business                   25,139,434             22,550,190
-----------------------------------------------------------------------

Subtotal                             458,706,814            447,803,140
Less:
     Deferred loan fees                   74,523                168,998
     Allowance for
      loan losses                      5,234,949              5,062,785
-----------------------------------------------------------------------
Total loans, net                    $453,397,342           $442,571,357
=======================================================================

At June 30, 2006, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $1.7 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $687 thousand of loans that were collectively measured for impairment with a valuation allowance of $14 thousand. The Bank had $5.2 million in total reserves for loan losses at June 30, 2006, representing approximately 283% of non-performing assets and 1.2% of total loans. For the six months ended June 30, 2006, the average recorded investment in impaired loans was approximately $1.7 million. The Bank recognized $60 thousand of interest income on impaired loans for the six months ended June 30, 2006, all of which was recognized on the cash basis.

As of June 30, 2006 the Bank had outstanding loan commitments of $15.2 million, of which $8.5 million represented variable rate loans and $6.7 million, represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

NON-PERFORMING ASSETS - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

                                                             JUNE 30,           DECEMBER 31,
                                                               2006                2005
                                                            ----------           ----------
Loans accounted for on a non-accrual basis:
Mortgage loans:
     One-to-four family                                       $687,250             $794,154
     Commercial real estate                                    984,924              984,924
     Consumer and other                                              0                    0
                                                            ----------           ----------
     Total non-accrual loans                                $1,672,174           $1,779,078
                                                            ----------           ----------

     Troubled debt restructuring                               176,060              175,802
     Real estate owned, net                                          0                    0
                                                            ----------           ----------
     Total non-performing assets, net                       $1,848,234           $1,954,880
                                                            ----------           ----------

     Total non-accrual loans to net loans                         0.37%                0.40%
                                                            ==========           ==========
     Total non-accrual loans to total assets                      0.13%                0.14%
                                                            ==========           ==========
     Total non-performing assets to total assets                  0.15%                0.16%
                                                            ==========           ==========

DEPOSITS - decreased $805 thousand to $946.3 million at June 30, 2006 from $947.1 million at December 31, 2005. Checking accounts decreased $17.9 million and money market accounts decreased $1.2 million for the six months ended June 30, 2006. These decreases were partially offset by increases in noninterest checking accounts of $12.4 million, savings accounts of $4.2 million and time deposits of $1.7 million during this period. Interest credited to depositors accounts for the six months ended June 30, 2006 amounted to $2.1 million. The following table sets forth certain information concerning deposits at the dates indicated.

                                              JUNE 30, 2006                              DECEMBER 31, 2005
---------------------------------------------------------------------------------------------------------------------
                                                   PERCENT      WEIGHTED                        PERCENT      WEIGHTED
                                                   OF TOTAL     AVERAGE                         OF TOTAL     AVERAGE
                                    AMOUNT         DEPOSITS       RATE           AMOUNT         DEPOSITS       RATE
---------------------------------------------------------------------------------------------------------------------
Non-interest checking               $199,523,748    21.09%       0.00%           $187,075,982    19.75%       0.00%
Checking accounts                    208,383,833    22.02%       2.78%            226,271,954    23.89%       1.88%
Savings accounts                     193,050,333    20.40%       0.60%            188,866,936    19.94%       0.59%
Money market accounts                131,746,824    13.92%       1.13%            132,960,782    14.04%       0.89%
Time deposits                        213,557,803    22.57%       3.09%            211,891,770    22.38%       2.34%
---------------------------------------------------------------------------------------------------------------------
   Total Deposits                   $946,262,541   100.00%       1.63%           $947,067,424   100.00%       1.21%
=====================================================================================================================

BORROWINGS - at June 30, 2006 amounted to $165.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.98%. At December 31, 2005, borrowings consisted of $175.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.93%.


LONG-TERM DEBT - In June 2006, the Corporation formed a wholly owned subsidiary, FMS Statutory Trust II (Trust II). On June 15, 2006, the trust issued $25.0 million of floating rate capital securities with an interest rate that resets every three months to LIBOR plus 158 basis points. At June 30, 2006 long-term debt consisted of $25.8 million of FMS Statutory Trust II debentures with an interest rate of 6.88% and $25.8 million of Statutory Trust I debentures with an interest rate of 8.56%. At December 31, 2005 long-term debt consisted of $25.8 million of FMS Statutory Trust I debentures with an interest rate of 6.69%.


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

The Corporation recorded net income for the three months ended June 30, 2006 of $1.5 million, or $.23 diluted earnings per share as compared to $1.8 million, or $.28 diluted earnings per share for the comparable three month period in 2005. The Corporation recorded net income for the six months ended June 30, 2006 of $2.8 million, or $.44 diluted earnings per share as compared to $3.5 million, or $.54 diluted earnings per share for the comparable period in 2005.

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

                                                     THREE MONTHS ENDED JUNE 30,
                               -------------------------------------------------------------------------
                                            2006                                     2005
                               ----------------------------------     ----------------------------------
                               AVERAGE                  AVERAGE       AVERAGE                  AVERAGE
                               BALANCE     INTEREST    YIELD/RATE     BALANCE      INTEREST   YIELD/RATE
                               -------     --------    ----------     -------      --------   ----------
                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable            $  457,327    $6,928      6.06%       $  432,904     $ 6,399      5.91%
   Interest-bearing deposit        48,452       534      4.41%           41,750         259      2.48%
   Mortgage-backed securities     256,094     3,194      4.99%          316,948       3,652      4.61%
   Investment securities          367,498     4,638      5.05%          349,581       4,017      4.60%
                               ----------    ------      ----        ----------     -------      ----
Total interest-earning
      assets                    1,129,371    15,294      5.42%        1,141,183      14,327      5.02%
                               ----------    ------      ----        ----------     -------      ----

Interest-bearing liabilities:
   Checking deposits              403,755     1,533      1.52%          410,784         937      0.91%
   Savings deposits               194,227       290      0.60%          201,222         293      0.58%
   Money Market deposits          130,522       384      1.18%          144,909         306      0.84%
   Time deposit                   213,041     1,694      3.18%          206,985       1,147      2.22%
   Borrowings                     165,000     2,077      5.04%          159,333       2,008      5.04%
   Long-Term Debt                  30,070       732      9.74%           25,774         443      6.88%
                               ----------    ------      ----        ----------     -------      ----
Total interest-bearing
      liabilities              $1,136,615     6,710      2.36%       $1,149,007       5,134      1.79%
                               ==========    ------      ----        ==========     -------      ----
Net interest income                          $8,584                                 $ 9,193
                                             ======                                 =======
Interest rate spread                                     3.06%                                   3.23%
                                                         ====                                    ====
Net yield on average interest-earning assets             3.04%                                   3.22%
                                                         ====                                    ====

Ratio of average interest-
   earning assets to average interest-
   bearing liabilities                                  99.36%                                  99.32%
                                                        =====                                   =====
                                                       SIX MONTHS ENDED JUNE 30,
                               -------------------------------------------------------------------------
                                            2006                                     2005
                               ----------------------------------     ----------------------------------
                               AVERAGE                  AVERAGE       AVERAGE                  AVERAGE
                               BALANCE     INTEREST    YIELD/RATE     BALANCE      INTEREST   YIELD/RATE
                               -------     --------    ----------     -------      --------   ----------
                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable            $  455,736     $13,733      6.03%     $  429,943     $12,601      5.86%
   Interest-bearing deposit        38,638         808      4.18%         51,117         591      2.31%
   Mortgage-backed securities     265,483       6,666      5.02%        322,982       7,378      4.57%
   Investment securities          369,150       9,264      5.02%        338,307       7,774      4.60%
                               ----------     -------      ----      ----------     -------      ----
Total interest-earning
      assets                    1,129,007      30,471      5.40%      1,142,349      28,344      4.96%
                               ----------     -------      ----      ----------     -------      ----

Interest-bearing liabilities:
   Checking deposits              402,493       3,002      1.49%        398,478       1,733      0.87%
   Savings deposits               191,945         569      0.59%        198,706         579      0.58%
   Money Market deposits          130,409         728      1.12%        144,551         590      0.82%
   Time deposit                   212,797       3,256      3.06%        208,745       2,183      2.09%
   Borrowings                     168,306       4,201      4.99%        173,302       4,164      4.81%
   Long-Term Debt                  27,922       1,299      9.30%         25,774         852      6.61%
                               ----------     -------      ----      ----------     -------      ----
Total interest-bearing
      liabilities              $1,133,872      13,055      2.30%     $1,149,556      10,101      1.76%
                               ==========     -------      ----      ==========     -------      ----

Net interest income                           $17,416                               $18,243
                                              =======                               =======
Interest rate spread                                       3.10%                                 3.21%
                                                          =====                                 =====
Net yield on average interest-earning assets               3.09%                                 3.19%
                                                          =====                                 =====

Ratio of average interest-
   earning assets to average interest-bearing
   liabilities                                            99.57%                                99.37%
                                                          =====                                 =====

                                       13

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

                                                 Three Months Ended June 30,               Six Months Ended June 30,
                                                        2006 vs. 2005                            2006 vs. 2005
                                            Increase (Decrease) due to Change in:      Increase (Decrease) due to Change in:
                                            -------------------------------------      -------------------------------------
                                            Rate         Volume           Total         Rate        Volume         Total
                                                     (In Thousands)                             (In Thousands)
                                            -------------------------------------      -------------------------------------
Interest income:
     Loans                                  $  168         $ 361         $   529        $  376      $   756        $ 1,132
     Interest-bearing deposits                 233            42             275           361         (144)           217
     Mortgage-backed securities                243          (701)           (458)          601       (1,313)          (712)
     Investment securities                     415           206             621           781          709          1,490
                                            ------------------------------------        ----------------------------------
     Total change - interest income          1,059           (92)            967         2,119            8          2,127
                                            ------------------------------------        ----------------------------------
Interest expense:
     Checking deposits                         612           (16)            596         1,252           17          1,269
     Savings deposit                             7           (10)             (3)           10          (20)           (10)
     Money market deposit                      108           (30)             78           196          (58)           138
     Time deposit                              513            34             547         1,031           42          1,073
     Borrowings                                  0            69              69           157         (120)            37
     Long-Term Debt                            215            74             289           376           71            447
                                            ------------------------------------        ----------------------------------
     Total change - interest expense         1,455           121           1,576         3,022          (68)         2,954
                                            ------------------------------------        ----------------------------------
Net change in net interest income           $ (396)        $(213)        $  (609)       $ (903)     $    76        $  (827)
                                            ====================================        ==================================


NET INCOME- QUARTER END
The Corporation and its subsidiary recorded net income of $1.5 million for the quarter ended June 30, 2006, or $0.23 diluted earnings per share, as compared to net income of $1.8 million, or $0.28 diluted earnings per share for the quarter ended June 30, 2005. Net interest income was $8.6 million for the three months ended June 30, 2006 compared to $9.2 million for the same period in 2005. Provisions for loan losses were $90 thousand for the quarter ended June 30, 2006 and 2005. Noninterest income was $1.9 million for the three months ended June 30, 2006 compared to $1.4 million for the same period in 2005. Total noninterest expense for the quarter ended June 30, 2006 was $7.9 million compared to $7.4 million for the same quarter in 2005.

INTEREST INCOME- QUARTER END
Total interest income increased $967 thousand to $15.3 million for the quarter ended June 30, 2006 from $14.3 million for the same period in 2005. The increase is attributable to increases in interest income on investment securities of $621 thousand, loans of $529 thousand and interest-bearing deposits of $275 thousand, partially offset by a decrease in interest income on mortgage-backed securities of $458 thousand.

Interest income on investment securities increased $621 thousand to $4.6 million for the three months ended June 30, 2006 from $4.0 million for the same period in 2005. The average yield of the investment portfolio increased 45 basis points to 5.05% for the three months ended June 30, 2006 from 4.60% for the same period in 2005, which resulted in an interest income increase of $415 thousand due to rate changes. The average balance of investment securities increased $17.9 million to $367.5 million for the quarter ended June 30, 2006 from $349.6 million for the same period in 2005, which resulted in a volume increase in interest income of $206 thousand.

Interest income on loans increased $529 thousand to $6.9 million for the three months ended June 30, 2006 from $6.4 million for the same period in 2005. The average balance of the loan portfolio increased $24.4 million to $457.3 million for the three months ended June 30, 2006 from $432.9 million for the same period in 2005, which resulted in a volume increase in interest income of $361 thousand. The average rate on loans increased 15 basis points to 6.06% for the three months ended June 30, 2006 from 5.91% for the same period in 2005, which resulted in an increase in interest income of $168 thousand due to rate changes.

Interest income on interest-bearing deposit investments increased $275 thousand to $534 thousand for the three months ended June 30, 2006 from $259 thousand for the same period in 2005. The average yield of interest-bearing deposit investments increased 193 basis points to 4.41% for the three months ended June 30, 2006 from 2.48% for the same period in 2005, which resulted in an increase in interest income of $233 thousand due to rate changes. The average balance of interest-bearing deposit investments increased $6.7 million to $48.5 million for the quarter ended June 30, 2006 from $41.8 million for the same period in 2005, which resulted in a volume increase in interest income of $42 thousand.

Interest income on mortgage-backed securities decreased by $458 thousand to $3.2 million for the three months ended June 30, 2006 from $3.7 million for the same period in 2005. The average balance of MBS's decreased $60.8 million to $256.1 million for the three months ended June 30, 2006 from $316.9 million for the same period in 2005, which resulted in an interest income volume decrease of $701 thousand. The average yield of the MBS portfolio increased 38 basis points to 4.99% for the quarter ended June 30, 2006 from 4.61% for the same period in 2005, which resulted in an interest income increase of $243 thousand due to changes in rates.


INTEREST EXPENSE- QUARTER END
Total interest expense increased $1.6 million to $6.7 million for the three months ended June 30, 2006 from $5.1 million for the same period in 2005. The increases in interest expense on checking deposits of $596 thousand, time deposits of $547 thousand, long-term debt of $289 thousand, money market deposits of $78 thousand, and borrowings of $69 thousand were partially offset by a decrease in interest expense on savings deposits of $3 thousand.

Interest expense on checking deposits increased $596 thousand to $1.5 million for the three months ended June 30, 2006 from $937 thousand for the same period in 2005. The average rate on checking deposits increased 61 basis points to 1.52% for the quarter ended June 30, 2006 from 0.91% for the same period in 2005, which resulted in an increase in interest expense of $612 thousand. The average balance of checking deposits decreased $7.0 million to $403.8 million for the three months ended June 30, 2006 from $410.8 million for the same period in 2005, which resulted in a volume decrease in interest expense of $16 thousand.

Interest expense on time deposits increased $547 thousand to $1.7 million for the three months ended June 30, 2006 from $1.1 million for the same period in 2005. The average rate on time deposits increased 96 basis points to 3.18% for the quarter ended June 30, 2006 from 2.22% for the same period in 2005, which resulted in a rate increase in interest expense of $513 thousand. The average balance of time deposits increased $6.0 million to $213.0 million for the quarter ended June 30, 2006 from $207.0 million for the same period in 2005, which resulted in an increase in interest expense of $34 thousand.

Interest expense on long-term debt increased $289 thousand to $732 thousand for the three months ended June 30, 2006 from $443 thousand for the same period in 2005. The average rate increased 286 basis points to 9.74% for the three months ended June 30, 2006 from 6.88% for the same period in 2005, which resulted in a rate increase in interest expense of $215 thousand. The average balance of long-term debt increased $4.3 million to $30.1 million for the quarter ended June 30, 2006 from $25.8 million for the same period in 2005, which resulted in an increase in interest expense of $74 thousand.

Interest expense on money market deposits increased $78 thousand to $384 thousand for the three months ended June 30, 2006 from $306 thousand for the same period in 2005. The average rate on money market deposits increased 34 basis points to 1.18% for the quarter ended June 30, 2006 from 0.84% for the same period in 2005, which resulted in an increase in interest expense of $108 thousand. The average balance of money market deposits decreased $14.4 million to $130.5 million for the three months ended June 30, 2006 from $144.9 million for the same period in 2005, which resulted in a volume decrease in interest expense of $30 thousand.

Interest expense on borrowings increased $69 thousand to $2.1 million for the three months ended June 30, 2006 from $2.0 million for the same period in 2005. The average balance of borrowings increased $5.7 million to $165.0 million at June 30, 2006 from $159.3 million for the same period in 2005, which resulted in a volume increase in interest expense of $69 thousand. The average rate paid on borrowings remained constant at 5.04% for the quarter ended June 30, 2006 from the same period in 2005.

Interest expense on savings deposits decreased $3 thousand to $290 thousand for the three months ended June 30, 2006 from $293 thousand for the same period in 2005. The average balance of savings deposits decreased $7.0 million to $194.2 million for the three months ended June 30, 2006 from $201.2 million for the same period in 2005, which resulted in a volume decrease in interest expense of $10 thousand. The average rate on savings deposits increased 2 basis points to 0.60% for the quarter ended June 30, 2006 from 0.58% for the same period in 2005, which resulted in an increase in interest expense of $7 thousand.

INTEREST INCOME- YEAR TO DATE
Total interest income increased $2.1 million to $30.4 million for the six months ended June 30, 2006 from $28.3 million for the same period in 2005. The increase is primarily due to increases in interest income on investment securities of $1.5 million, loans of $1.1 million and interest-bearing deposits of $217 thousand, partially offset by a decrease in interest income on mortgage-backed securities of $712 thousand.

Interest income on investment securities increased $1.5 million to $9.3 million for the six months ended June 30, 2006 from $7.8 million for the same period in 2005. The average yield of the investment portfolio increased 42 basis points to 5.02% for the six months ended June 30, 2006 from 4.60% for the same period in 2005, which resulted in an interest income increase of $781 thousand. The average balance of investment securities increased $30.9 million to $369.2 million for the six months ended June 30, 2006 from $338.3 million for the same six month period in 2005, which resulted in a volume increase in interest income of $709 thousand. The increase in the average volume since June 2005 is due to investment purchases of $90.0 million, partially offset by investment calls and maturities of $40.6 million and principal paydowns of $48.6 million.

Interest income on loans increased $1.1 million to $13.7 million for the six months ended June 30, 2006 from $12.6 million for the same period in 2005. The average balance of the loan portfolio increased $25.8 million to $455.7 million for the six months ended June 30, 2006 from $429.9 million for the same period in 2005, which resulted in a volume increase in interest income of $756 thousand. The increase in the average balance is principally due to loan originations of $122.7 million, partially offset by principal collected on loans of $102.6 million since June 2005. The average rate on loans increased 17 basis points to 6.03% for the six months ended June 30, 2006 from 5.86% for the same period in 2005, which resulted in an increase in interest income of $376 thousand due to rate changes.

Interest income on interest-bearing deposits increased $217 thousand to $808 thousand for the six months ended June 30, 2006 from $591 thousand for the same period in 2005. The average yield on interest bearing deposits increased 187 basis points to 4.18% for the six months ended June 30, 2006 from 2.31% for the same period in

2005, which resulted in an increase in interest income of $361 thousand due to rate changes. The average balance of interest-bearing deposits decreased $12.5 million to $38.6 million for the six months ended June 30, 2006 from $51.1 for the same period in 2005, which resulted in a volume decrease in interest income of $144 thousand.

Interest income on mortgage-backed securities decreased by $712 thousand to $6.7 million for the six months ended June 30, 2006 from $7.4 million for the same period in 2005. The average balance of MBS's decreased $57.5 million to $265.5 million for the six months ended June 30, 2006 from $323.0 million for the same period in 2005, which resulted in an interest income volume decrease of $1.3 million. The decrease in the average balance during this period was due to principal paydowns of $48.2 million and sales of $12.0 million, partially offset by purchases of MBS's of $3.0 million since June 2005. The average yield of the MBS portfolio increased 45 basis points to 5.02% for the six months ended June 30, 2006 from 4.57% for the same period in 2005, which resulted in an interest income increase of $601 thousand due to changes in rate.

INTEREST EXPENSE- YEAR TO DATE
Total interest expense increased $3.0 million to $13.1 million for the six months ended June 30, 2006 from $10.1 million for the same period in 2005. The increases in interest expense on checking deposits of $1.3 million, time deposits of $1.1 million, long-term debt of $447 thousand, money market deposits of $138 thousand and borrowings of $37 thousand, were partially offset by a decrease in interest expense on savings deposits of $10 thousand.

Interest expense on checking deposits increased $1.3 million to $3.0 million for the six months ended June 30, 2006 from $1.7 million for the same period in 2005. The average rate on checking deposits increased 62 basis points to 1.49% for the six months ended June 30, 2006 from 0.87% for the same period in 2005, which resulted in an increase in interest expense of $1.3 million. This increase was due to an increase in the average rate paid on municipal government checking accounts to 4.67% for the six months ended June 30, 2006 from 3.03% for the same period in 2005. The average balance of checking deposits increased $4.0 million to $402.5 million for the six months ended June 30, 2006 from $398.5 million for the same period in 2005, which resulted in a volume increase in interest expense of $17 thousand.

Interest expense on time deposits increased $1.1 million to $3.3 million for the six months ended June 30, 2006 from $2.2 million for the same period in 2005. The average rate on time deposits increased 97 basis points to 3.06% for the six months ended June 30, 2006 from 2.09% for the same period in 2005, which resulted in a rate increase in interest expense of $1.0 million. The average balance of time deposits increased $4.1 million to $212.8 million for the six months ended June 30, 2006 from $208.7 million for the same period in 2005, which resulted in an increase in interest expense of $42 thousand.

Interest expense on long-term debt increased $447 thousand to $1.3 million for the six months ended June 30, 2006 from $852 thousand for the same period in 2005. The average rate increased 269 basis points to 9.30% for the six months ended June 30, 2006 from 6.61% for the same period in 2005, which increased interest expense on long-term debt $376 thousand. The average balance on long-term debt increased $2.1 million to $27.9 million for the six months ended June 30, 2006 from $25.8 million for the same period in 2005, which resulted in an increase in interest expense of $71 thousand.

Interest expense on money market deposits increased $138 thousand to $728 thousand for the six months ended June 30, 2006 from $590 thousand for the same period in 2005. The average rate on money market deposits increased 30 basis points to 1.12% for the six months ended June 30, 2006 from 0.82% for the same period in 2005, which resulted in an increase in interest expense of $196 thousand. The average balance of money market deposits decreased $14.1 million to $130.4 million for the six months ended June 30, 2006 from $144.5 million for the same period in 2005, which resulted in a volume decrease in interest expense of $58 thousand.

Interest expense on borrowings increased $37 thousand to $4.2 million for the six months ended June 30, 2006 from $4.2 million for the same period in 2005. The average rate paid on borrowings increased 18 basis points to 4.99% for the six months ended June 30, 2006 from 4.81% for the same period in 2005, which resulted in an increase in interest expense of $157 thousand due to rate changes. The average balance of borrowings decreased $5.0 million to $168.3 for the six months ended June 30, 2006 from $173.3 for the same period in 2005, which resulted in a decrease in interest expense of $120 thousand.

Interest expense on savings deposits decreased $10 thousand to $569 thousand for the six months ended June 30, 2006 from $579 thousand for the same period in 2005. The average balance on savings deposits decreased $6.8 million to $191.9 for the six months ended June 30, 2006 from $198.7 million for the same period in 2005, which resulted in a volume decrease in interest expense of $20 thousand. The average rate on savings deposits increased 1 basis point to 0.59% for the six months ended June 30, 2006 from 0.58% for the same period in 2005, which resulted in an increase in interest expense of $10 thousand.

NONINTEREST INCOME - for the three and six month periods ended June 30, 2006 was $1.9 million and $3.3 million, respectively, as compared to $1.4 million and $2.7 million for the same period in 2005. The increase from 2005 is primarily due to a new fee structure for retail banking fees, which took effect March 1, 2006.


NONINTEREST EXPENSE - for the three and six month periods ended June 30, 2006 totaled $7.9 million and $15.9 million compared to $7.4 million and $14.8 million for the same period in 2005. The increase in noninterest expense was primarily due to an increase in salaries and employee benefits, telecommunications and occupancy and equipment expense.

SALARIES AND EMPLOYEE BENEFITS - for the three and six month periods ended June 30, 2006 were $4.8 million and $9.6 million, respectively, as compared to $4.5 million and $8.8 million for the same period in 2005. The increase was primarily due to annual compensation increases and a $240 thousand increase in health insurance cost for the six months ended June 30, 2006. Average full time equivalent employees were 526 at June 30, 2006 as compared to 535 at June 30, 2005.

OCCUPANCY AND EQUIPMENT- for the three and six month periods ended June 30, 2006 totaled $1.5 million and $3.0 million, respectively as compared to $1.4 million and $2.8 million for the same periods in 2005 due primarily to increases in rent expense of $54 thousand, maintenance expense of $49 thousand and property taxes of $45 thousand for the six month period ended June 30, 2006.

TELECOMMUNICATIONS- for the three and six month periods ended June 30, 2006 were $140 thousand and $279 thousand, respectively, as compared to $81 thousand and $157 thousand for the same periods in 2005. Enhanced computer network communications services and a faster reconfigured ATM network were the principal reasons for the higher telecommunication expenses during the three and six months ended June 30, 2006.

ITEM 3: DISCLOSURE  ABOUT MARKET  RISK

There were no significant changes for the six months ended June 30, 2006 from the information presented in the annual report on Form 10-K for the year ended December 31, 2005.


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

PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         Not Applicable

ITEM 1A: RISK FACTORS

          Information regarding risk factors appears in Part 1, Item 1A of our annual report on form 10K for the year ended December 31, 2005. There have been no material changes from the risk factors as disclosed in that report.


ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


(a)      Not applicable

(b)      Not applicable

(c)      Issuer Purchase of Equity Securities

                                                                     (c) Total Number        (d) Maximum Number
                                                                   of Shares (or Units)    (or Approximate Dollar
                              (a) Total             (b)             Purchased as Part       Value) of Shares (or
                                Number          Average Price          of Publicly         Units) that May Yet Be
                             of Shares (or      Paid per Share       Announced Plans         Purchased Under the
Period                     Units) Purchased       (or Unit)            or Programs*           Plans or Programs
------                     ----------------       ---------            -----------            -----------------
June 15, 2006                     397               $15.86                 2,397                   197,603

Total                             397               $15.86                 2,397                   197,603
                                  ---                                      -----                   -------

*On September 28, 2005, the Registrant authorized the repurchase in the open market of up to 200,000 shares of the Company's outstanding common stock.


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

                                          FMS FINANCIAL CORPORATION


Date: August 11, 2006                     /s/ Craig W. Yates
                                          --------------------------------------
                                          Craig W. Yates
                                          President and Chief Executive Officer
                                          (Principal and Executive Officer)


Date: August 11, 2006                     /s/ Channing L. Smith
                                          --------------------------------------
                                          Channing L. Smith
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)