Form 10-Q
period 2006-09-30
FMS FINANCIAL CORP
filed 2006-11-13
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ______________________

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2006

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

Large accelerated filer       Accelerated filer      Non-accelerated filer X
                        ---                     ---                       ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act)  Yes     NO X
                                               ---    ---

     Indicate the number of shares outstanding to each of the issuer's classes of common stock as of the latest practicable date : November 3, 2006.


            Class                                           6,523,313
            -----                                           ---------
   $.10 par value common stock                          Outstanding Shares

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2006


                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - Financial Information
------------------------------

Item 1 - Financial Statements
         Consolidated Statements of Financial Condition as of
              September 30, 2006 (unaudited) and December 31, 2005             1

         Consolidated Statements of Operations (unaudited)
              for the three and nine months ended September 30, 2006
              and September 30, 2005                                           2

         Consolidated Statements of Cash Flows (unaudited)
              for the nine months ended September 30, 2006 and
              September 30, 2005                                               3

         Consolidated Statements of Changes in Stockholders' Equity
              (unaudited) for the nine months ended September 30, 2006
              and September 30, 2005                                           4

         Notes to Consolidated Financial Statements                        5 - 7

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    7 - 18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           19

Item 4 - Controls and Procedures                                              19

PART II - Other Information
---------------------------

Item 1 - Legal Proceedings                                                    20

Item 1A- Risk Factors                                                         20

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3 - Defaults Upon Senior Securities                                      20

Item 4 - Submission of Matters to a Vote of Security Holders                  20

Item 5 - Other Information                                                    20

Item 6 - Exhibits                                                             20

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------------
                                                                                SEPTEMBER 30, 2006    DECEMBER 31, 2005
                                                                                       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------------
     Cash and amounts due from depository institutions                          $     47,754,701    $         54,479,491
     Interest-bearing deposits                                                           202,724                  93,076
     Short term funds                                                                 68,301,888              39,268,382
                                                                                ----------------    --------------------
        Total cash and cash equivalents                                              116,259,313              93,840,949

     Investment securities held to maturity                                          441,059,945             483,536,309
     Investment securities available for sale                                        148,744,743             155,632,095
                                                                                ----------------    --------------------
        Total investment securities                                                  589,804,688             639,168,404

     Loans, net                                                                      450,977,975             442,571,357
     Accrued interest receivable                                                       7,250,176               6,224,371
     Federal Home Loan Bank stock                                                      6,313,520               8,248,420
     Office properties and equipment, net                                             34,326,043              34,801,087
     Deferred income taxes                                                             2,840,687               2,607,641
     Core deposit intangible, net                                                      1,338,666               1,875,822
     Prepaid expenses and other assets                                                 3,872,067               1,925,324
                                                                                ----------------    --------------------
TOTAL ASSETS                                                                    $  1,212,983,135    $      1,231,263,375
                                                                                ================    ====================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------

Liabilities:
     Interest-bearing deposits                                                  $    743,163,181    $        759,991,442
     Noninterest-bearing deposits                                                    186,235,630             187,075,982
                                                                                ----------------    --------------------
        Total deposits                                                               929,398,811             947,067,424
     Securities sold under agreements to repurchase                                  145,000,000             175,000,000
     FMS Statutory Trust I and II debentures                                          51,548,000              25,774,000
     Advances by borrowers for taxes and insurance                                     2,077,836               2,132,320
     Accrued interest payable                                                          1,390,307               1,378,353
     Dividends payable                                                                   195,474                 195,486
     Other liabilities                                                                 5,053,306               4,633,516
                                                                                ----------------    --------------------
     Total liabilities                                                             1,134,663,734           1,156,181,099
                                                                                ----------------    --------------------

Stockholders' Equity:
     Preferred stock - $.10 par value 5,000,000 shares authorized; none issued
     Common stock - $.10 par value 10,000,000 shares authorized; shares issued 8,009,392 and 8,006,392 shares outstanding 6,515,813
        and 6,515,110 as of September 30, 2006 and December 31, 2005, respectively       800,939                 800,639
     Additional paid-in capital                                                        8,797,081               8,767,381
     Accumulated other comprehensive loss - net of income taxes                       (1,359,692)             (1,099,630)
     Retained earnings                                                                81,088,517              77,583,683
     Less:  Treasury stock (1,493,579 and 1,491,282 shares, at cost,
        as of September 30, 2006 and December 31, 2005, respectively)                (11,007,444)            (10,969,797)
                                                                                ----------------    --------------------
Total stockholders' equity                                                            78,319,401              75,082,276
                                                                                ----------------    --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $  1,212,983,135    $      1,231,263,375
                                                                                ================    ====================

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                        ----------------------------   ------------------------------
                                                             2006            2005          2006             2005
---------------------------------------------------------------------------------------------------------------------
INTEREST  INCOME:
Interest income on:
    Loans                                                $  7,062,340   $  6,563,963   $ 20,795,572    $  19,164,617
    Mortgage-backed securities                              2,998,347      3,683,402      9,664,035       11,061,882
    Investments:
        Taxable                                             5,266,527      4,297,392     15,161,173       12,596,923
        Tax exempt                                            109,336         53,437        286,339          118,542
                                                         ------------   ------------   ------------    -------------
Total interest income                                      15,436,550     14,598,194     45,907,119       42,941,964
                                                         ------------   ------------   ------------    -------------
INTEREST EXPENSE:
Interest expense on:
    Deposits                                                4,109,213      2,951,433     11,665,092        8,037,622
    Borrowings                                              1,877,536      1,998,801      6,078,057        6,162,057
    Debentures                                              1,142,587        469,752      2,441,229        1,321,428
                                                         ------------   ------------   ------------    -------------
Total interest expense                                      7,129,336      5,419,986     20,184,378       15,521,107
                                                         ------------   ------------   ------------    -------------

NET INTEREST INCOME                                         8,307,214      9,178,208     25,722,741       27,420,857
PROVISION FOR LOAN LOSSES                                      90,000         90,000        270,000          270,000
                                                         ------------   ------------   ------------    -------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                         8,217,214      9,088,208     25,452,741       27,150,857
                                                         ------------   ------------   ------------    -------------
NON-INTEREST INCOME:
    Service charges on accounts                             1,462,290      1,331,764      4,332,289        3,981,310
    Gain on sale of fixed assets                              302,877              0        299,793                0
    Other income                                               27,661         41,290        116,821          116,107
    Gain on sale of investment securities                           0              0        364,621                0
                                                         ------------   ------------   ------------    -------------
Total non-interest income                                   1,792,828      1,373,054      5,113,524        4,097,417
                                                         ------------   ------------   ------------    -------------
NON-INTEREST EXPENSE:
    Salaries and employee benefits                          4,786,209      4,534,246     14,400,984       13,369,108
    Occupancy and equipment                                 1,595,231      1,405,837      4,566,868        4,227,445
    Purchased services                                        735,726        685,900      2,152,447        2,084,823
    Professional fees                                         190,041        193,792        580,765          565,800
    Amortization of core deposit intangible                   179,052        179,052        537,156          537,156
    Other expenses                                            155,938        137,275        464,435          444,474
    Telecommunications                                        136,455        168,901        415,626          326,373
    Office supplies                                           131,241        169,900        459,043          483,573
    Advertising                                               117,208        109,814        338,900          323,057
                                                         ------------   ------------   ------------    -------------
Total non-interest expenses                                 8,027,101      7,584,717     23,916,224       22,361,809
                                                         ------------   ------------   ------------    -------------

INCOME BEFORE INCOME TAXES                                  1,982,941      2,876,545      6,650,041        8,886,465

INCOME TAXES                                                  735,886      1,170,210      2,558,726        3,636,604
                                                         ------------   ------------   ------------    -------------
NET INCOME                                               $  1,247,055   $  1,706,335   $  4,091,315    $   5,249,861
                                                         ============   ============   ============    =============

BASIC EARNINGS PER COMMON SHARE                          $       0.19   $       0.26   $       0.63    $        0.81
                                                         ============   ============   ============    =============

DILUTED EARNINGS PER COMMON SHARE                        $       0.19   $       0.26   $       0.63    $        0.80
                                                         ============   ============   ============    =============

Dividends declared per common share                      $       0.03   $       0.03   $       0.09    $        0.09
                                                         ============   ============   ============    =============

  See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        2006             2005
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                           $  4,091,315    $   5,249,861
Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for loan losses                                                             270,000          270,000
    Amortization and accretion of premiums and discounts on investments, net              210,178        1,476,011
    Amortization and accretion of other fees and costs                                    810,746          613,170
    Depreciation                                                                        1,506,066        1,520,704
Realized (gains) and losses on:
    (Sale) Disposal of fixed assets                                                      (299,793)             115
    Net gains on sale of investment securities                                           (364,621)               0
Increase in accrued interest receivable                                                (1,025,805)         (43,835)
(Increase) Decrease in prepaid expenses and other assets                               (2,234,755)         272,934
Increase (Decrease) in accrued interest payable                                            11,954          (94,568)
Increase in other liabilities                                                             599,394          396,539
Benefit for deferred income taxes                                                        (233,046)        (265,727)
                                                                                     -----------------------------
    Net cash provided by operating activities                                           3,341,633        9,395,204
                                                                                     -----------------------------

INVESTING ACTIVITIES:
Proceeds from sale of:
    Office property and equipment                                                         727,769                0
    Investment securities                                                              12,206,808                0
Principal collected and proceeds from maturities of investment securities
  held to maturity                                                                     45,883,954      296,445,554
Principal collected and proceeds from maturities of investment securities
  available for sale                                                                   16,329,274       99,587,558
Principal collected and proceeds from maturities of mortgage-backed securities                  0                0
Principal collected on loans, net                                                      77,407,865       67,473,299
Loans originated or acquired                                                          (86,070,093)     (86,468,022)
Purchase of investment securities and mortgage-backed securities held to maturity     (15,341,543)    (234,489,547)
Purchase of investment securities and mortgage-backed securities available
  for sale                                                                            (10,000,000)    (120,528,427)
Redemption of Federal Home Loan Bank stock                                              1,934,900        2,500,100
Purchase of office property and equipment                                              (1,458,997)      (2,064,894)
                                                                                     -----------------------------
    Net cash provided by investing activities                                          41,619,937       22,455,621
                                                                                     -----------------------------

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits and savings accounts                       (18,410,247)      12,153,538
Net increase (decrease) in time deposits                                                  741,634       (2,304,155)
Net proceeds from issuance of trust capital debentures                                 25,774,000                0
Net decrease in FHLB advances                                                         (30,000,000)     (10,000,000)
Repayment from securities sold under agreement to repurchase                                    0      (40,000,000)
Decrease in advances from borrowers for taxes and insurance                               (54,484)         (21,178)
Purchase of treasury stock                                                                (37,647)               0
Dividends paid on common stock                                                           (586,462)        (585,209)
Net proceeds from issuance of common stock                                                 30,000          132,715
                                                                                     -----------------------------
    Net cash used by financing activities                                             (22,543,206)     (40,624,289)
                                                                                     -----------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       22,418,364       (8,773,464)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         93,840,949      110,577,356
                                                                                     -----------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $116,259,313    $ 101,803,892
                                                                                     =============================

Supplemental Disclosures:
    Cash paid for:
       Interest on deposits, advances, and other borrowings                          $ 20,172,424    $  15,615,675
       Income taxes                                                                     2,188,800        4,417,629
    Non-cash investing and financing activities:
       Dividends declared and not paid at period end                                      195,474          195,077

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                              ADDITIONAL   ACCUMULATED                                TOTAL
                                      COMMON SHARES  COMMON    PAID-IN    COMPREHENSIVE    RETAINED    TREASURY    STOCKHOLDERS'
                                       OUTSTANDING   STOCK     CAPITAL    INCOME (LOSS)    EARNINGS      STOCK        EQUITY
----------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2004            6,502,110  $799,129  $8,555,506      $270,784   $71,646,199  ($10,934,999) $70,336,619
Net Income                                                                                 5,249,861                  5,249,861
Other comprehensive loss
  Unrealized loss on securities available
      for sale, net of taxes of $589,408                                      (853,453)                                (853,453)
                                                                                                                    -----------
Total comprehensive income                                                                                            4,396,408
                                                                                                                    -----------

Dividends declared ($.09)                                                                   (585,267)                  (585,267)
Exercise of stock options                      850         85    132,630                                                132,715
-------------------------------------------------------------------------------------------------------------------------------
Balances at September 30, 2005           6,502,960  $799,214  $8,688,136     ($582,669)  $76,310,793  ($10,934,999) $74,280,475
===============================================================================================================================

Balances at December 31, 2005            6,515,110  $800,639  $8,767,381   ($1,099,630)  $77,583,683  ($10,969,797) $75,082,276
Net Income                                                                                 4,091,315                  4,091,315
Other comprehensive loss
  Unrealized loss on securities available
      for sale, net of taxes of $179,604                                      (260,062)                                (260,062)
                                                                                                                    -----------
Total comprehensive income                                                                                            3,831,253
                                                                                                                    -----------

Dividends declared ($.09)                                                                   (586,481)                  (586,481)
Exercise of stock options                    3,000        300     29,700                                                 30,000
Purchase of common stock                    (2,297)                                                        (37,647)     (37,647)
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT SEPTEMBER 30, 2006           6,515,813  $800,939  $8,797,081   ($1,359,692)  $81,088,517  ($11,007,444)  78,319,401
===============================================================================================================================


See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE
MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED).

1-GENERAL
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation (the "Corporation") contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

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

2-DEBENTURES
In June 2006, the Corporation formed a wholly owned subsidiary, FMS Statutory Trust II (Trust II). On June 15, 2006, Trust II issued $25.0 million of floating rate capital securities with an interest rate that resets every three months to LIBOR plus 158 basis points. At September 30, 2006 debentures consisted of $25.8 million of FMS Statutory Trust II debentures with an interest rate of 6.88% and $25.8 million of Statutory Trust I debentures with an interest rate of 8.56%. At December 31, 2005 debentures consisted of $25.8 million of FMS Statutory Trust 1 debentures with an interest rate of 6.69%.

3-REGULATORY  CAPITAL  REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at September 30, 2006. The Bank's regulatory tangible and tier 1 (core) capital ratios are $92.9 million, or 7.67% of total bank assets, and $97.8 million or 18.68% for risk-based capital. FMS's consolidated capital ratio at September 30, 2006 totaled 6.46%.

4-EARNINGS PER SHARE
The following table set forth the calculation of basic and diluted earnings per share for the three months and nine months periods ended September 30, 2006 and 2005.

                                                                Three Months Ended                    Nine Months Ended
                                                                  September 30,                         September 30,
                                                            ----------------------------       -------------------------------
                                                              2006               2005             2006               2005
------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
------------------------
Net income available to common shareholders                  $1,247,055         $1,706,335       $4,091,315         $5,249,861

Average common shares outstanding                             6,516,920          6,502,849        6,516,127          6,502,516

Net income per common share                                       $0.19              $0.26            $0.63              $0.81

DILUTED EARNINGS PER SHARE:
--------------------------
Net income available to common shareholders
on a diluted basis                                           $1,247,055         $1,706,335       $4,091,315         $5,249,861

Average common shares outstanding                             6,516,920          6,502,849        6,516,127          6,502,516
Additional shares considered in diluted
computation assuming exercise of stock options                   13,628             33,173           13,767             35,397
                                                             ----------         ----------       ----------         ----------
Adjusted weighted average common shares outstanding           6,530,548          6,536,022        6,529,894          6,537,913

Net income per common share                                       $0.19              $0.26            $0.63              $0.81

5-STOCK OPTIONS
The Corporation maintains an incentive stock option plan. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 123R in December 2004, (SFAS No. 123R), which establishes standards for share-based payments. This statement has no effect on the Corporation's Consolidated Statements of Financial Condition or Consolidated Statements of Operations as no options have been granted during the nine months ended September 30, 2006 or the years ending December 31, 2005, 2004 or 2003.

6-RETIREMENT  PLANS
The Bank maintains a defined benefit pension plan for active employees. The Corporation expects to contribute approximately $1.0 million to the pension plan in 2006. The components of the net pension cost are as follows:

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                --------------------------       ------------------------
                                                  2006              2005            2006           2005
---------------------------------------------------------------------------------------------------------
Service cost                                    $256,462          $230,355       $769,386        $691,065
Interest cost                                    205,876           170,627        617,628         511,881
Return on assets                                (219,864)         (203,406)      (659,592)       (610,218)
Net amortization and deferral                      5,008             1,027         15,024           3,081
---------------------------------------------------------------------------------------------------------
Net periodic pension cost                       $247,482          $198,603       $742,446        $595,809
=========================================================================================================

In addition to providing retirement plan benefits, the Bank provides certain health care and life insurance benefits to certain retired employees. The expected cost of postretirement benefits for 2006 is estimated to be approximately $43 thousand. The components of net periodic postretirement benefit cost are as follows:

                                                 Three Months Ended               Nine Months Ended
                                                   September 30,                    September 30,
                                             -------------------------         -----------------------
                                               2006              2005            2006            2005
------------------------------------------------------------------------------------------------------
Interest cost                                $ 6,463           $ 6,291         $19,389         $18,873
Amortization of prior service cost            (1,766)           (2,835)         (5,298)         (8,505)
Amortization of (gain) loss                     (965)            4,879          (2,895)         14,637

------------------------------------------------------------------------------------------------------
Net periodic postretirement
benefit costs                                $ 3,732           $ 8,335         $11,196         $25,005
======================================================================================================

7-RECENTLY ISSUED ACCOUNTING STANDARDS
In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets". SFAS 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have a material impact on the Company's consolidated financial statements.

In July  2006,  FASB  issued  FASB  Interpretation  (FIN)  48,  "Accounting  for
Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is currently under evaluation by the Company to determine the impact on the Company's consolidated financial statements.

In September 2006, FASB Issued Statement No. 157 (SFAS 157), "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, FASB Issued Statement No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact the adoption of SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No.108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition requires full disclosure as to the nature and amount of each individual error being corrected. The Company is currently evaluating the impact the adoption of SAB No. 108 will have on its consolidated financial statements. Because the Company is not aware of any material misstatement, it does not believe that the adoption of SAB 108 will have a material effect on the financial statements.

8-MERGER ANNOUNCED
FMS Financial Corporation announced on October 13, 2006 that it has agreed to merge with Philadelphia-based Beneficial Mutual Savings Bank ("Beneficial").
Under the terms of the merger agreement, Beneficial will conduct a minority stock offering to its depositors, our shareholders and the public and immediately thereafter will acquire FMS Financial Corporation. Upon completion of the merger, Farmers & Mechanics Bank will be merged with and into Beneficial Mutual Savings Bank. The merger, which is expected to close mid-year 2007, will significantly expand the network of neighborhood branches and ATM locations available to our customers across the greater Delaware Valley area.

Beneficial Mutual Bancorp, Inc. will file a registration statement, which will include a prospectus for the minority stock offering and a proxy statement/prospectus to be mailed to shareholders of FMS in connection with the solicitation of their approval of the merger agreement and their merger, and other relevant documents with the Securities and Exchange Commission (the "SEC") with respect to the minority stock offering and the merger.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

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

CRITICAL ACCOUNTING ESTIMATE-Provision for Loan Losses - A critical accounting estimate is the provision for loan losses. The Corporation recorded a provision of $90 thousand and $270 thousand for the three and nine months ended September 30, 2006 and 2005. At September 30, 2006 the allowance for loan losses amounted to $5.3 million compared to $5.1 million at December 31, 2005. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

FINANCIAL  CONDITION

TOTAL ASSETS - were $1.2 billion at September 30, 2006 and December 31, 2005.

INVESTMENT SECURITIES HELD TO MATURITY - decreased $42.4 million to $441.1 million at September 30, 2006 from $483.5 million at December 31, 2005. The decrease is the result of principal paydowns of $20.7 million in Agency Mortgage-Backed Securities (MBS's), $9.1 million in Collateralized Mortgage Obligations (CMO's), $4.3 million in Pass through certificates, the maturity of $11.6 million of municipal bonds and the sale of $12.0 million in Agency MBS's, partially offset by purchases of $5.0 million in U.S. Government Agencies (U.S. Gov't agencies) Notes and $10.3 million of municipal bonds during the period. Investment securities held to maturity at September 30, 2006 consisted of $420.1 million in fixed rate securities and $21.0 million in adjustable rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of September 30, 2006 and December 31, 2005 follows:

                                              SEPTEMBER 30, 2006                                December 31, 2005
--------------------------------------------------------------------------------------      -----------------------------
                                              GROSS         GROSS
                             AMORTIZED     UNREALIZED     UNREALIZED        FAIR            Amortized          Fair
                               COST           GAINS         LOSSES          VALUE             Cost            Value
--------------------------------------------------------------------------------------      -----------------------------
Agency MBS's                 $124,357,816      $508,112   ($1,772,911)    $123,093,017      $157,095,589     $156,615,675
U. S. Gov't agencies          197,320,231           591    (2,288,656)     195,032,166       192,328,423      190,184,454
CMO's                          62,475,375           387    (1,981,787)      60,493,975        71,621,287       69,647,298
Pass through certificates      46,778,117         4,122    (1,162,612)      45,619,627        51,100,285       49,859,482
Municipal bonds                10,128,406         1,381              0      10,129,787        11,390,725       11,393,027
--------------------------------------------------------------------------------------      -----------------------------
Total                        $441,059,945      $514,593   ($7,205,966)    $434,368,572      $483,536,309     $477,699,936
======================================================================================      =============================


INVESTMENT SECURITIES AVAILABLE FOR SALE - decreased $6.9 million to $148.7 million at September 30, 2006 from $155.6 million at December 31, 2005. The decrease is the result of principal paydowns of $11.3 million of CMO's and MBS's, $5.0 million in maturities of U.S. Gov't agencies and $400 thousand in market adjustments, partially offset by purchases of $10.0 million of U.S. Gov't agencies during the nine months ended September 30, 2006. Investment securities available for sale consisted of $145.2 million in fixed rate securities and $3.5 million in adjustable rate securities at September 30, 2006. A comparison of cost and fair values of investment securities available for sale as of September 30, 2006 and December 31, 2005 follows:

                                              SEPTEMBER 30, 2006                                December 31, 2005
--------------------------------------------------------------------------------------      -----------------------------
                                              GROSS         GROSS
                             AMORTIZED     UNREALIZED     UNREALIZED        FAIR            Amortized          Fair
                               COST           GAINS         LOSSES          VALUE             Cost            Value
--------------------------------------------------------------------------------------      -----------------------------
U. S. Gov't agencies          $65,396,626            $0     ($887,262)     $64,509,364      $ 60,411,063      $59,581,396
CMO's                          19,258,923             0      (448,484)      18,810,439        22,350,620       21,990,367
Agency MBS's                   46,010,353        42,092      (623,505)      45,428,940        52,082,272       51,642,686
Pass through certificates      20,377,561             0      (381,561)      19,996,000        22,647,193       22,417,646
--------------------------------------------------------------------------------------      -----------------------------
Total                        $151,043,463       $42,092   ($2,340,812)    $148,744,743      $157,491,148     $155,632,095
======================================================================================      =============================

The following table shows the gross unrealized losses and fair value of the Bank's investments with unrealized losses that are deemed to be temporarily impaired, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at September 30, 2006. The Bank has the intent and ability to hold temporarily impaired securities either until maturity or until interest rates reach a level that would eliminate a loss on sale.

                                           LESS THAN 12 MONTHS          12 MONTHS OR GREATER                  TOTAL
                                       ----------------------------------------------------------------------------------------
                                                       UNREALIZED                    UNREALIZED                      UNREALIZED
DESCRIPTION OF SECURITY                 FAIR VALUE       LOSSES       FAIR VALUE       LOSSES        FAIR VALUE       LOSSES
-------------------------------------------------------------------------------------------------------------------------------
Available for Sale:
------------------
U.S. Gov't agencies                    $  8,120,704    ($59,296)     $56,388,661      ($827,967)     $64,509,365     ($887,263)

Agency MBS's                             17,333,130     (93,942)      21,326,717       (529,563)      38,659,847      (623,505)

Pass through certificates                 6,721,034     (99,172)      13,274,966       (282,389)      19,996,000      (381,561)

CMO's                                     5,506,171     (48,865)      13,304,268       (399,618)      18,810,439      (448,483)
                                       ------------------------     ---------------------------     --------------------------
Total Available for Sale Securities    $ 37,681,039   ($301,275)    $104,294,612    ($2,039,537)    $141,975,651   ($2,340,812)
                                       ------------------------     ---------------------------     --------------------------

Held to Maturity:
----------------
U.S. Gov't agencies                    $ 84,792,516   ($475,605)    $105,255,251    ($1,813,050)    $190,047,767   ($2,288,655)

Agency MBS's                             15,511,458     (86,775)      66,589,597     (1,686,137)      82,101,055    (1,772,912)

Pass through certificates                 6,582,919     (42,317)      38,406,325     (1,120,295)      44,989,244    (1,162,612)

CMOs                                        472,965      (6,132)      58,766,172     (1,975,655)      59,239,137    (1,981,787)
                                       ------------------------     ---------------------------     --------------------------
Total Held to Maturity Securities      $107,359,858   ($610,829)    $269,017,345    ($6,595,137)    $376,377,203   ($7,205,966)
                                       ------------------------     ---------------------------     --------------------------
Total                                  $145,040,897   ($912,104)    $373,311,957    ($8,634,674)    $518,352,854   ($9,546,778)
                                       ------------   ---------     ------------    -----------     ------------   -----------


LOANS, NET - increased $8.4 million to $451.0 million at September 30, 2006 from $442.6 million at December 31, 2005. This increase was primarily the result of $86.1 million of loans originated, partially offset by $77.4 million of principal collected on loans during the nine months ended September 30, 2006. The following table shows loans receivable by major categories at the dates indicated.

                                    SEPTEMBER 30,          December 31,
                                        2006                   2005
-----------------------------------------------------------------------

Mortgage Loans                      $287,894,643           $286,476,251
Construction Loans                     5,541,285              1,774,630
Commercial Construction                2,885,716              6,942,091
Consumer Loans                         2,435,864              2,355,697
Commercial Real Estate               132,892,776            127,704,281
Commercial Business                   24,686,144             22,550,190
-----------------------------------------------------------------------
Subtotal                             456,336,428            447,803,140
Less:
     Deferred loan fees                   28,182                168,998
     Allowance for
      loan losses                      5,330,271              5,062,785
-----------------------------------------------------------------------
Total loans, net                    $450,977,975           $442,571,357
=======================================================================

At September 30, 2006, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $2.0 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $981 thousand of loans that were collectively measured for impairment with a valuation allowance of $20 thousand. The Bank had $5.3 million in total reserves for loan losses at September 30, 2006, representing approximately 271% of non-performing assets and 1.2% of total loans. For the nine months ended September 30, 2006, the average recorded investment in impaired loans was approximately $1.8 million. The Bank recognized $85 thousand of interest income on impaired loans for the nine months ended September 30, 2006, all of which was recognized on the cash basis.

As of September 30, 2006 the Bank had outstanding loan commitments of $7.5 million, of which $3.4 million represented variable rate loans and $4.1 million, represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

NON-PERFORMING ASSETS - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

                                                           SEPTEMBER 30,         December 31,
                                                                2006                 2005
                                                            ----------           ----------
Loans accounted for on a non-accrual basis:
Mortgage loans:
     One-to-four family                                     $  763,330           $  794,154
     Commercial real estate                                  1,059,770              984,924
     Consumer and other                                              0                    0
                                                            ----------           ----------
     Total non-accrual loans                                $1,823,100           $1,779,078
                                                            ----------           ----------
     Troubled debt restructuring                               177,136              175,802
     Real estate owned, net                                    158,216                    0
                                                            ----------           ----------
     Total non-performing assets, net                       $2,158,452           $1,954,880
                                                            ----------           ----------


     Total non-accrual loans to net loans                        0.40%                0.40%
                                                            ==========           ==========
     Total non-accrual loans to total assets                     0.15%                0.14%
                                                            ==========           ==========
     Total non-performing assets to total assets                 0.18%                0.16%
                                                            ==========           ==========


DEPOSITS - decreased $17.7 million to $929.4 million at September 30, 2006 from $947.1 million at December 31, 2005. A decrease in checking accounts of $8.5 million, savings accounts of $5.2 million, money market accounts of $3.9 million and non-interest checking accounts of $840 thousand, were partially offset by an increase in time deposit accounts of $741 thousand for the nine months ended September 30, 2006. Interest credited to depositors accounts for the nine months ended September 30, 2006 amounted to $2.2 million. The following table sets forth certain information concerning deposits at the dates indicated.

                                           SEPTEMBER 30, 2006                            December 31, 2005
-------------------------------------------------------------------------------------------------------------------
                                                   PERCENT      WEIGHTED                        Percent      Weighted
                                                   OF TOTAL     AVERAGE                         of Total     Average
                                    AMOUNT         DEPOSITS       RATE           Amount         Deposits       Rate
-------------------------------------------------------------------------------------------------------------------
Non-interest checking               $186,235,630    20.04%       0.00%           $187,075,982    19.75%       0.00%
Checking accounts                    217,782,577    23.43%       2.86%            226,271,954    23.89%       1.88%
Savings accounts                     183,651,701    19.76%       0.59%            188,866,936    19.94%       0.59%
Money market accounts                129,095,498    13.89%       1.18%            132,960,782    14.04%       0.89%
Time deposits                        212,633,405    22.88%       3.18%            211,891,770    22.38%       2.34%
-------------------------------------------------------------------------------------------------------------------
   Total Deposits                   $929,398,811   100.00%       1.67%           $947,067,424   100.00%       1.21%
===================================================================================================================

BORROWINGS - at September 30, 2006 amounted to $145.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 4.96%. At December 31, 2005, borrowings consisted of $175.0 million in securities sold under agreements to repurchase with a weighted average rate of 4.93%.


DEBENTURES - In June 2006, the Corporation formed a wholly owned subsidiary, FMS Statutory Trust II (Trust II). On June 15, 2006, the trust issued $25.0 million of floating rate capital securities with an interest rate that resets every three months to LIBOR plus 158 basis points. At September 30, 2006 debentures consisted of $25.8 million of FMS Statutory Trust II debentures with an interest rate of 6.88% and $25.8 million of Statutory Trust I debentures with an interest rate of 8.56%. At December 31, 2005 debentures consisted of $25.8 million of FMS Statutory Trust I debentures with an interest rate of 6.69%.

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

The Corporation recorded net income for the three months ended September 30, 2006 of $1.2 million, or $.19 diluted earnings per share as compared to $1.7 million, or $.26 diluted earnings per share for the comparable three month period in 2005. The Corporation recorded net income for the nine months ended September 30, 2006 of $4.1 million, or $.63 diluted earnings per share as compared to $5.2 million, or $.80 diluted earnings per share for the comparable period in 2005.


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

AVERAGE BALANCES, INTEREST AND YIELDS/RATES

                                                  THREE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
                                            2006                                     2005
------------------------------------------------------------------     ----------------------------------
                                AVERAGE                  AVERAGE       AVERAGE                  AVERAGE
                                BALANCE     INTEREST    YIELD/RATE     BALANCE      INTEREST   YIELD/RATE
                                -------     --------    ----------     -------      --------   ----------
                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable            $  457,218     $ 7,061      6.18%      $   440,621     $ 6,564      5.96%
   Interest-bearing deposit        54,992         686      4.99%           31,739         253      3.19%
   Mortgage-backed securities     240,961       2,998      4.98%          301,510       3,683      4.89%
   Investment securities          368,856       4,748      5.15%          342,736       4,126      4.82%
                               ----------     -------      ----       -----------     -------      ----
Total interest-earning
      assets                    1,122,027      15,493      5.52%        1,116,606      14,626      5.24%
                               ----------     -------      ----       -----------     -------      ----

Interest-bearing liabilities:
   Checking deposits              397,518       1,614      1.62%          398,902       1,071      1.07%
   Savings deposits               187,244         287      0.61%          196,328         289      0.59%
   Money Market deposits          128,440         412      1.28%          143,077         317      0.89%
   Time deposit                   212,073       1,796      3.39%          207,825       1,275      2.45%
   Borrowings                     147,796       1,877      5.08%          155,000       1,995      5.15%
   Long-Term Debt                  51,548       1,143      8.87%           25,774         473      7.34%
                               ----------     -------      ----       -----------     -------      ----
Total interest-bearing
      liabilities              $1,124,619       7,129      2.54%      $ 1,126,906       5,420      1.92%
                               ==========     -------      ----       ===========     -------      ----
Net interest income                           $ 8,364                                 $ 9,206
                                              =======                                 =======
Interest rate spread                                       2.98%                                   3.32%
                                                          =====                                   =====
Net yield on average interest-earning assets               2.98%                                   3.30%
                                                          =====                                   =====

Ratio of average interest-
   earning assets to average interest-bearing
   liabilities                                            99.77%                                  99.09%
                                                          =====                                   =====

                                                  NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------
                                            2006                                     2005
------------------------------------------------------------------     ----------------------------------
                                AVERAGE                  AVERAGE       AVERAGE                  AVERAGE
                                BALANCE     INTEREST    YIELD/RATE     BALANCE      INTEREST   YIELD/RATE
                                -------     --------    ----------     -------      --------   ----------
                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans receivable            $  456,230     $20,796      6.08%       $  433,503     $19,165      5.89%
   Interest-bearing deposit        38,107       1,492      5.22%           44,657         844      2.52%
   Mortgage-backed securities     257,270       9,664      5.01%          315,842      11,062      4.67%
   Investment securities          369,053      14,103      5.09%          339,783      11,932      4.68%
                               ----------     -------      ----        ----------     -------      ----
Total interest-earning
      assets                    1,120,660      46,055      5.48%        1,133,785      43,003      5.06%
                               ----------     -------      ----        ----------     -------      ----

Interest-bearing liabilities:
   Checking deposits              400,835       4,616      1.54%          398,619       2,804      0.94%
   Savings deposits               190,378         857      0.60%          197,913         868      0.58%
   Money Market deposits          129,753       1,140      1.17%          144,060         907      0.84%
   Time deposit                   212,556       5,052      3.17%          208,438       3,459      2.21%
   Borrowings                     161,470       6,077      5.02%          167,202       6,162      4.91%
   Long-Term Debt                  35,797       2,442      9.09%           25,774       1,321      6.83%
                               ----------     -------      ----        ----------     -------      ----
Total interest-bearing
      liabilities              $1,130,789      20,184      2.38%       $1,142,006      15,521      1.81%
                               ==========     -------      ----        ==========     -------      ----

Net interest income                           $25,871                                 $27,482
                                              =======                                 =======
Interest rate spread                                       3.10%                                   3.24%
                                                          =====                                   =====
Net yield on average interest-earning assets               3.08%                                   3.23%
                                                          =====                                   =====

Ratio of average interest-
   earning assets to average interest-bearing
   liabilities                                            99.10%                                  99.28%
                                                          =====                                   =====

RATE/VOLUME  ANALYSIS
The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities on a tax-equivalent basis have affected the Bank's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate, (ii) changes in volume and (iii) total changes in rate and volume (the combined effect of changes in both volume and rate, not separately identified, has been allocated to rate). A higher level of non-performing loans affects the changes in both volume and rate.

                                             THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                    2006 VS. 2005                             2006 VS. 2005
                                            INCREASE (DECREASE) DUE TO CHANGE IN:    INCREASE (DECREASE) DUE TO CHANGE IN:
                                           -------------------------------------    --------------------------------------
                                            RATE       VOLUME        TOTAL            RATE          VOLUME       TOTAL
                                                    (IN THOUSANDS)                              (IN THOUSANDS)
                                           ------------------------------------     --------------------------------------
Interest income:
     Loans                                 $   250     $     247   $    497           $    626     $  1,005    $    1,631
     Interest-bearing deposits                 248           185        433                772         (124)          648
     Mortgage-backed securities                 55          (740)      (685)               653       (2,051)       (1,398)
     Investment securities                     308           314        622              1,143        1,028         2,171
                                           --------------------------------           -----------------------------------

     Total change - interest income            861             6        867              3,194         (142)        3,052
                                           --------------------------------           -----------------------------------

Interest expense:
     Checking deposits                         547            (4)       543              1,796           16         1,812
     Savings deposit                            11           (13)        (2)                22          (33)          (11)
     Money market deposit                      127           (32)        95                323          (90)          233
     Time deposit                              495            26        521              1,525           68         1,593
     Borrowings                                (23)          (95)      (118)               126         (211)          (85)
     Long-Term Debt                            197           473        670                607          514         1,121
                                           --------------------------------           -----------------------------------

     Total change - interest expense         1,354           355      1,709              4,400          263         4,663
                                           --------------------------------           -----------------------------------
Net change in net interest income          $  (493)    $    (349)  $   (842)          $ (1,206)    $   (405)   $   (1,611)
                                           ================================           ===================================

NET INCOME- QUARTER END
The Corporation and its subsidiary recorded net income of $1.2 million for the quarter ended September 30, 2006, or $0.19 diluted earnings per share, as compared to net income of $1.7 million, or $0.26 diluted earnings per share for the quarter ended September 30, 2005. Net interest income was $8.3 million for the three months ended September 30, 2006 compared to $9.2 million for the same period in 2005. Provisions for loan losses were $90 thousand for the quarters ended September 30, 2006 and 2005. Non-interest income was $1.8 million for the three months ended September 30, 2006 compared to $1.4 million for the same period in 2005. Total non-interest expense for the quarter ended September 30, 2006 was $8.0 million compared to $7.6 million for the same quarter in 2005.

INTEREST INCOME- QUARTER END
Total interest income on a tax-equivalent basis increased $867 thousand to $15.5 million for the quarter ended September 30, 2006 from $14.6 million for the same period in 2005. The increase is attributable to increases in interest income on investment securities of $622 thousand, loans of $497 thousand and interest-bearing deposits of $433 thousand, partially offset by a decrease in interest income on mortgage-backed securities of $685 thousand.

Interest income on investment securities increased $622 thousand to $4.7 million for the three months ended September 30, 2006 from $4.1 million for the same period in 2005. The average balance of investment securities increased $26.2 million to $368.9 million for the quarter ended September 30, 2006 from $342.7 million for the same period in 2005, which resulted in a volume increase in interest income of $314 thousand.

The average yield of the investment portfolio increased 33 basis points to 5.15% for the three months ended September 30, 2006 from 4.82% for the same period in 2005, which resulted in an interest income increase of $308 thousand due to rate changes.

Interest income on loans increased $498 thousand to $7.1 million for the three months ended September 30, 2006 from $6.6 million for the same period in 2005. The average rate on loans increased 22 basis points to 6.18% for the three months ended September 30, 2006 from 5.96% for the same period in 2005, which resulted in an increase in interest income of $251 thousand due to rate changes. The average balance of the loan portfolio increased $16.6 million to $457.2 million for the three months ended September 30, 2006 from $440.6 million for the same period in 2005, which resulted in a volume increase in interest income of $247 thousand.

Interest income on interest-bearing deposit investments increased $433 thousand to $686 thousand for the three months ended September 30, 2006 from $253 thousand for the same period in 2005. The average yield of interest-bearing deposit investments increased 180 basis points to 4.99% for the three months ended September 30, 2006 from 3.19% for the same period in 2005, which resulted in an increase in interest income of $248 thousand due to rate changes. The average balance of interest-bearing deposit investments increased $23.3 million to $55.0 million for the quarter ended September 30, 2006 from $31.7 million for the same period in 2005, which resulted in a volume increase in interest income of $185 thousand.

Interest income on mortgage-backed securities decreased by $685 thousand to $3.0 million for the three months ended September 30, 2006 from $3.7 million for the same period in 2005. The average balance of MBS's decreased $60.5 million to $241.0 million for the three months ended September 30, 2006 from $301.5 million for the same period in 2005, which resulted in an interest income volume decrease of $740 thousand. The average yield of the MBS portfolio increased 9 basis points to 4.98% for the quarter ended September 30, 2006 from 4.89% for the same period in 2005, which resulted in an interest income increase of $55 thousand due to changes in rates.

INTEREST EXPENSE- QUARTER END
Total interest expense increased $1.7 million to $7.1 million for the three months ended September 30, 2006 from $5.4 million for the same period in 2005. The increases in interest expense on long-term debt of $670 thousand, checking deposits of $543 thousand, time deposits of $521 thousand and money market deposits of $95 thousand, were partially offset by a decrease in interest expense on borrowings of $118 thousand and savings deposits of $2 thousand.

Interest expense on debentures increased $670 thousand to $1.1 million for the three months ended September 30, 2006 from $473 thousand for the same period in 2005. The average balance of debentures increased $25.7 million to $51.5 million for the quarter ended September 30, 2006 from $25.8 million for the same period in 2005, which resulted in an increase in interest expense of $473 thousand. This increase is primarily due to the Trust II issuance in June 2006 of $25.0 million of floating rate debentures. The average rate increased 153 basis points to 8.87% for the three months ended September 30, 2006 from 7.34% for the same period in 2005, which resulted in a rate increase in interest expense of $197 thousand.

Interest expense on checking deposits increased $543 thousand to $1.6 million for the three months ended September 30, 2006 from $1.1 million for the same period in 2005. The average rate on checking deposits increased 55 basis points to 1.62% for the quarter ended September 30, 2006 from 1.07% for the same period in 2005, which resulted in an increase in interest expense of $547 thousand. The average balance of checking deposits decreased $1.4 million to $397.5 million for the three months ended September 30, 2006 from $398.9 million for the same period in 2005, which resulted in a volume decrease in interest expense of $4 thousand.

Interest expense on time deposits increased $521 thousand to $1.8 million for the three months ended

September 30, 2006 from $1.3 million for the same period in 2005. The average rate on time deposits increased 94 basis points to 3.39% for the quarter ended September 30, 2006 from 2.45% for the same period in 2005, which resulted in a rate increase in interest expense of $495 thousand. The average balance of time deposits increased $4.3 million to $212.1 million for the quarter ended
September 30, 2006 from $207.8 million for the same period in 2005, which resulted in an increase in interest expense of $26 thousand.

Interest expense on money market deposits increased $95 thousand to $412 thousand for the three months ended September 30, 2006 from $317 thousand for the same period in 2005. The average rate on money market deposits increased 39 basis points to 1.28% for the quarter ended September 30, 2006 from 0.89% for the same period in 2005, which resulted in an increase in interest expense of $127 thousand. The average balance of money market deposits decreased $14.7 million to $128.4 million for the three months ended September 30, 2006 from $143.1 million for the same period in 2005, which resulted in a volume decrease in interest expense of $32 thousand.

Interest expense on borrowings decreased $118 thousand to $1.9 million for the three months ended September 30, 2006 from $2.0 million for the same period in 2005. The average balance of borrowings decreased $7.2 million to $147.8 million at September 30, 2006 from $155.0 million for the same period in 2005, which resulted in a volume decrease in interest expense of $95 thousand. The average rate paid on borrowings decreased 7 basis points to 5.08% for the quarter ended September 30, 2006 from 5.15% the same period in 2005, which resulted in a decrease in interest expense of $23 thousand.

Interest expense on savings deposits decreased $2 thousand to $287 thousand for the three months ended September 30, 2006 from $289 thousand for the same period in 2005. The average balance of savings deposits decreased $9.1 million to $187.2 million for the three months ended September 30, 2006 from $196.3 million for the same period in 2005, which resulted in a volume decrease in interest expense of $13 thousand. The average rate on savings deposits increased 2 basis points to 0.61% for the quarter ended September 30, 2006 from 0.59% for the same period in 2005, which resulted in an increase in interest expense of $11 thousand.

NET INCOME- YEAR TO DATE
The Corporation and it subsidiary recorded net income of $4.1 million for the nine months ended September 30, 2006, or $0.63 diluted earnings per share, as compared to net income of $5.2 million, or $0.80 diluted earnings per share for the nine months ended September 30, 2006. Net interest income was $25.7 million for the nine months ended September 30, 2006 compared to $27.4 million for the same period in 2005. Provisions for loan losses were $270 thousand for the nine months ended September 30, 2006 and 2005. Non-interest income was $5.1 million for the nine months ended September 30, 2006 compared to $4.1 million for the same period in 2005. Total non-interest expense for the nine months ended September 30, 2006 was $23.9 million compared to $22.4 million for the same period in 2005.

INTEREST INCOME- YEAR TO DATE
Total interest income on a tax-equivalent basis increased $3.1 million to $46.1 million for the nine months ended September 30, 2006 from $43.0 million for the same period in 2005. The increase is primarily due to increases in interest income on investment securities of $2.2 million, loans of $1.6 million and interest-bearing deposits of $648 thousand, partially offset by a decrease in interest income on mortgage-backed securities of $1.4 million.

Interest income on investment securities increased $2.2 million to $14.1 million for the nine months ended September 30, 2006 from $11.9 million for the same period in 2005. The average yield of the investment portfolio increased 41 basis points to 5.09% for the nine months ended September 30, 2006 from 4.68% for the same period in 2005, which resulted in an interest income increase of $1.1 million. The average balance of investment securities increased $29.3 million to $369.1 million for the nine months ended September 30, 2006 from $339.8 million for the same nine month period in 2005, which resulted in a volume increase in interest income of $1.0 million. The increase in the average volume since September 2005 is due to investment purchases of $73.2 million, partially offset by investment calls and maturities of $20.9 million and principal paydowns of $35.4 million.

Interest income on loans increased $1.6 million to $20.8 million for the nine months ended September 30, 2006 from $19.2 million for the same period in 2005. The average balance of the loan portfolio increased $22.7 million to $456.2 million for the nine months ended September 30, 2006 from $433.5 million for the same period in 2005, which resulted in a volume increase in interest income of $1.0 million. The increase in the average balance is principally due to loan originations of $116.4 million, partially offset by principal collected on loans of $102.6 million since September 2005. The average rate on loans increased 19 basis points to 6.08% for the nine months ended September 30, 2006 from 5.89% for the same period in 2005, which resulted in an increase in interest income of $626 thousand due to rate changes.

Interest income on interest-bearing deposits increased $648 thousand to $1.5 million for the nine months ended September 30, 2006 from $844 thousand for the same period in 2005. The average yield on interest-bearing deposits increased 270 basis points to 5.22% for the nine months ended September 30, 2006 from 2.52% for the same period in 2005, which resulted in an increase in interest
income  of  $772  thousand  due  to  rate  changes.   The  average   balance  of
interest-bearing deposits decreased $6.6 million to $38.1 million for the nine months ended September 30, 2006 from $44.7 million for the same period in 2005, which resulted in a volume decrease in interest income of $124 thousand.

Interest income on mortgage-backed securities decreased by $1.4 million to $9.7 million for the nine months ended September 30, 2006 from $11.1 million for the same period in 2005. The average balance of MBS's decreased $58.5 million to $257.3 million for the nine months ended September 30, 2006 from $315.8 million for the same period in 2005, which resulted in an interest income volume decrease of $2.1 million. The decrease in the average balance during this period was due to principal paydowns of $38.3 million and sales of $12.0 million, partially offset by purchases of MBS's of $3.0 million since September 2005. The average yield of the MBS portfolio increased 34 basis points to 5.01% for the nine months ended September 30, 2006 from 4.67% for the same period in 2005, which resulted in an interest income increase of $653 thousand due to changes in rate.

INTEREST EXPENSE- YEAR TO DATE
Total interest expense increased $4.7 million to $20.2 million for the nine months ended September 30, 2006 from $15.5 million for the same period in 2005. The increases in interest expense on checking deposits of $1.8 million, time deposits of $1.6 million, long-term debt of $1.1 million and money market deposits of $233 thousand, were partially offset by a decrease in interest expense on borrowings of $85 thousand and savings deposits of $11 thousand.

Interest expense on checking deposits increased $1.8 million to $4.6 million for the nine months ended September 30, 2006 from $2.8 million for the same period in 2005. The average rate on checking deposits increased 60 basis points to 1.54% for the nine months ended September 30, 2006 from 0.94% for the same period in 2005, which resulted in an increase in interest expense of $1.8 million. This increase was due to an increase in the average rate paid on municipal government checking accounts to 4.96% for the nine months ended September 30, 2006 from 3.22% for the same period in 2005. The average balance of checking deposits increased $2.2 million to $400.8 million for the nine months ended September 30, 2006 from $398.6 million for the same period in 2005, which resulted in a volume increase in interest expense of $16 thousand.

Interest expense on time deposits increased $1.6 million to $5.1 million for the nine months ended September 30, 2006 from $3.5 million for the same period in 2005. The average rate on time deposits increased 96 basis points to 3.17% for the nine months ended September 30, 2006 from 2.21% for the same period in 2005, which resulted in a rate increase in interest expense of $1.5 million. The average balance of time deposits increased $4.2 million to $212.6 million for the nine months ended September 30, 2006 from $208.4 million for the same period in 2005, which resulted in an increase in interest expense of $68 thousand.

Interest expense on debentures increased $1.1 million to $2.4 million for the nine months ended September 30, 2006 from $1.3 million for the same period in 2005. The average rate increased 226 basis points to 9.09% for the nine months ended September 30, 2006 from 6.83% for the same period in 2005, which increased interest expense on debentures $607 thousand. The average balance on debentures increased $10.0 million to $35.8 million for the nine months ended September 30, 2006 from $25.8 million for the same period in 2005, which resulted in an increase in interest expense of $514 thousand. This increase is primarily due to the Trust II issuance in June 2006 of $25.0 million of floating rate debentures.

Interest expense on money market deposits increased $233 thousand to $1.1 million for the nine months ended September 30, 2006 from $907 thousand for the same period in 2005. The average rate on money market deposits increased 33 basis points to 1.17% for the nine months ended September 30, 2006 from 0.84% for the same period in 2005, which resulted in an increase in interest expense of $323 thousand. The average balance of money market deposits decreased $14.3 million to $129.8 million for the nine months ended September 30, 2006 from $144.1 million for the same period in 2005, which resulted in a volume decrease in interest expense of $90 thousand.

Interest expense on borrowings decreased $85 thousand to $6.1 million for the nine months ended September 30, 2006 from $6.2 million for the same period in 2005. The average balance of borrowings decreased $5.7 million to $161.5 for the nine months ended September 30, 2006 from $167.2 million for the same period in 2005, which resulted in a decrease in interest expense of $211 thousand. The average rate paid on borrowings increased 11 basis points to 5.02% for the nine months ended September 30, 2006 from 4.91% for the same period in 2005, which resulted in an increase in interest expense of $126 thousand due to rate changes.

Interest expense on savings deposits decreased $11 thousand to $857 thousand for the nine months ended September 30, 2006 from $868 thousand for the same period in 2005. The average balance on savings deposits decreased $7.5 million to $190.4 million for the nine months ended September 30, 2006 from $197.9 million for the same period in 2005, which resulted in a volume decrease in interest expense of $33 thousand. The average rate on savings deposits increased 2 basis point to 0.60% for the nine months ended September 30, 2006 from 0.58% for the same period in 2005, which resulted in an increase in interest expense of $22 thousand.

NON-INTEREST INCOME - for the three and nine month periods ended September 30, 2006 was $1.8 million and $5.1 million, respectively, as compared to $1.4 million and $4.1 million for the same period in 2005. The increase during the quarter ended September 30, 2006 compared to the same period in 2005 is due to the gain on the sale of two properties sold during the quarter, which resulted in a $303 thousand gain. The increase during the nine months ended September 30, 2006 was primarily due to an increase in service charges on accounts from 2005 due to a new fee structure for retail banking fees, which took effect March 1, 2006.

NON-INTEREST EXPENSE - for the three and nine month periods ended September 30, 2006 totaled $8.0 million and $23.9 million compared to $7.6 million and $22.4 million for the same period in 2005. The increase in non-interest expense during both the three and nine month periods was primarily due to an increase in salaries and employee benefits, occupancy and equipment expense and telecommunications expense.

SALARIES AND EMPLOYEE BENEFITS - for the three and nine month periods ended September 30, 2006 were $4.8 million and $14.4 million, respectively, as compared to $4.5 million and $13.4 million for the same period in 2005. The increases were primarily due to annual compensation increases and a $551 thousand increase in health insurance cost for the nine months ended September 30, 2006 compared to the same period in 2005.

Average full time equivalent employees were 500 at September 30, 2006 as compared to 525 at September 30, 2005.

OCCUPANCY AND EQUIPMENT- for the three and nine month periods ended September 30, 2006 totaled $1.6 million and $4.6 million, respectively as compared to $1.4 million and $4.2 million for the same periods in 2005. The increases were due primarily to increases in maintenance expense of $180 thousand, property taxes of $86 thousand and rent expense of $63 thousand for the nine month period ended September 30, 2006 compared to the same period in 2005.

TELECOMMUNICATIONS- for the three and nine month periods ended September 30, 2006 were $136 thousand and $416 thousand, respectively, as compared to $169 thousand and $326 thousand for the same periods in 2005. Enhanced computer network communications services and a faster reconfigured ATM network were the principal reasons for the higher telecommunication expenses during the nine months ended September 30, 2006 compared to the same period in 2005.

ITEM 3:  DISCLOSURE  ABOUT  MARKET  RISK

There were no significant changes for the nine months ended September 30, 2006 from the information presented in the annual report on Form 10-K for the year ended December 31, 2005.

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

PART II.          OTHER INFORMATION

        ITEM 1:  LEGAL PROCEEDINGS

                 Not Applicable

        ITEM 1A: RISK FACTORS

                 Information regarding risk factors appears in Part 1, Item 1A of our annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors as disclosed in that report.

        ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS


                 (a) Not applicable

                 (b) Not applicable

                 (c) Issuer Purchase of Equity Securities

                                                                        (C) TOTAL NUMBER           (D) MAXIMUM NUMBER
                                                                      OF SHARES (OR UNITS)       (OR APPROXIMATE DOLLAR
                             (A) TOTAL                 (B)              PURCHASED AS PART         VALUE) OF SHARES (OR
                              NUMBER              AVERAGE PRICE            OF PUBLICLY           UNITS) THAT MAY YET BE
                           OF SHARES (OR         PAID PER SHARE          ANNOUNCED PLANS          PURCHASED UNDER THE
PERIOD                   UNITS) PURCHASED           (OR UNIT)             OR PROGRAMS*             PLANS OR PROGRAMS
---------------          ----------------        --------------      --------------------        ----------------------
August 7, 2006                  100                  $16.50                   2,497                     197,503

August 24, 2006                 900                  $16.50                   3,397                     196,603

August 25, 2006                 900                  $16.50                   4,297                     195,703

Total                          1,900                 $16.50                   4,297                     195,703

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


FMS FINANCIAL CORPORATION


Date: November 13, 2006                   /s/ Craig W. Yates
                                          --------------------------------------
                                          Craig W. Yates
                                          President and Chief Executive Officer
                                          (Principal and Executive Officer)


Date: November 13, 2006                   /s/ Channing L. Smith
                                          --------------------------------------
                                          Channing L. Smith
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)