Form 10-K
period 2006-12-31
FMS FINANCIAL CORP
filed 2007-03-14
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

                                     - OR -

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 0-17353

                            FMS FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              New Jersey                                   22-2916440
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation   I.R.S. Employer or organization)
                                                         Identification No.)

     3 Sunset Road, Burlington, New Jersey                     08016
----------------------------------------------              ----------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (609) 386-2400
                                                    --------------

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock, $0.10 par value                  Nasdaq Stock Market, LLC

        Securities registered pursuant to Section 12(g) of the Act: None
                                                                    ----

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] YES  [X]   NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[  ] YES    [X]   NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] YES [X] NO

     Based on the closing sales price of $16.12 per share of the registrant's common stock on June 30, 2006, as reported on the Nasdaq Global Market, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $57.5 million. As of March 8, 2007, there were 6,541,313 shares outstanding of the registrant's common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

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

ITEM 1.  BUSINESS
-----------------

GENERAL

     The Corporation, a New Jersey corporation, headquartered in Burlington, New Jersey, is the holding company for Farmers and Mechanics Bank (the "Bank"), which was founded in 1871 under the name of Farmers' and Mechanics' Building and Loan Association. The Corporation conducts no significant business or operations of its own other than holding all of the outstanding common stock of the Bank. As a result, references to the Corporation or Registrant generally refer to the consolidated entity, which includes the main operating company, the Bank, unless the context indicates otherwise.

     The Registrant principally operates through its forty-two banking offices located in Burlington, Camden and Mercer Counties, New Jersey. The Registrant is primarily engaged in the business of attracting deposits from the general public and originating loans, which are secured by residential real estate. To a lesser extent, the Registrant also originates consumer, commercial business loans and construction loans and invests in U.S. government securities and mortgage-related securities.

PENDING MERGER

     The Registrant announced on October 13, 2006 that it has agreed to merge with Philadelphia-based Beneficial Mutual Savings Bank ("Beneficial"). Under the terms of the merger agreement, Beneficial will conduct a minority stock offering to its depositors, our shareholders and the public and immediately thereafter will acquire the Registrant. Upon completion of the merger, Farmers & Mechanics Bank will be merged with and into Beneficial Mutual Savings Bank. The merger, which is expected to close mid-year 2007, will significantly expand the network of neighborhood branches and ATM locations available to customers across the greater Delaware Valley area.

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

LENDING ACTIVITIES

ANALYSIS OF LOAN PORTFOLIO

     The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated. Except as shown below, there were no concentrations of loans exceeding 10% of the Registrant's assets.

                                                      December 31,
                               ------------------------------------------------------------------
                                      2006                  2005                   2004
                              ----------------------  ---------------------  --------------------
                               Carrying   Percent     Carrying   Percent     Carrying   Percent
                                Value     of Total     Value     of Total     Value     of Total
                                -----     --------     -----     --------     -----     --------
                                                        (In thousands)
MORTGAGE LOANS:
  One-to-four family.....     $288,052    63.24%   $286,476      63.97%   $275,843      65.08%
  Commercial real estate.      132,217    29.02     127,704      28.52     116,380      27.46
  Commercial construction        2,956      .65       6,942       1.55      11,971       2.82
  Construction...........        3,760      .83       1,775        .40         897        .21
                              --------   ------    --------     ------    --------     ------
      Total mortgage loans     426,985    93.74     422,897      94.44     405,091      95.57
                              --------   ------    --------     ------    --------     ------

CONSUMER AND OTHER LOANS:
  Consumer...............        2,251      .49       2,356        .53       2,472        .58
  Commercial business....       26,276     5.77      22,550       5.03      16,312       3.85
                              --------   ------    --------     ------    --------     ------
   Total consumer and other
         loans...........       28,527     6.26      24,906       5.56      18,784       4.43
                              --------   ------    --------     ------    --------     ------
      Total loans........     $455,512   100.00%   $447,803     100.00%   $423,875     100.00%
                              ========   ======    ========     ======    ========     ======

                                               December 31,
                               ----------------------------------------------
                                      2003                    2002
                                ---------------------- ----------------------
                                Carrying    Percent     Carrying   Percent
                                 Value      of Total     Value     Of Total
                                 -----      --------     -----     --------

MORTGAGE LOANS:
  One-to-four family.....     $280,664      68.84%   $272,777      74.38%
  Commercial real estate.      104,352      25.60      76,354      20.82
  Commercial construction        5,994       1.47       1,157        .32
  Construction...........        1,324        .32         306        .08
                              --------     ------    --------     ------
      Total mortgage loans     392,334      96.23     350,594      95.60
                              --------     ------    --------     ------
CONSUMER AND OTHER LOANS:
  Consumer...............        3,187        .78       3,522        .96
  Commercial business....       12,180       2.99      12,621       3.44
   Total consumer and other
         loans...........       15,367       3.77      16,143       4.40
                              --------     ------    --------     ------
      Total loans........     $407,701     100.00%   $366,737     100.00%
                              ========     ======    ========     ======

         LOAN MATURITY TABLE. The following table sets forth maturities and interest rate sensitivity for all categories of loans as of December 31, 2006. Scheduled repayments are reported in the maturity category in which payment is due. Demand loans, loans having no stated maturity, and overdrafts are reported as due in one year or less.

                              One-to     Commercial    Commercial                          Commercial     Total
                           Four Family  Real Estate   Construction  Construction  Consumer  Business   Construction  Total
                           -----------  -----------   ------------  ------------  --------  --------   ------------  -----
                                                                       (In thousands)
1 year or less............   $  2,603     $  5,095     $  2,493       $  3,760   $    876   $ 13,635    $  6,253    $ 28,462
                             ---------     -------      -------       --------   --------   --------    --------    --------
After 1 year:.............
  1 to 5 years............     12,551        7,759          463             --        785      6,692         463      28,250
  After 5 years...........    272,898      119,363           --             --        590      5,949          --     398,800
                             ---------     -------      -------       --------   --------   --------    --------    --------
Total due after one year..    285,449      127,122          463             --      1,375     12,641         463     427,050
                             ---------     -------      -------       --------   --------   --------    --------    --------
Total amount due..........   $288,052     $132,217     $  2,956       $  3,760   $  2,251   $ 26,276    $  6,716    $455,512
                             ========     ========     ========       ========   ========   ========    ========    ========

     LOAN SENSITIVITY TABLE. The following table sets forth, as of December 31, 2006, the dollar amount of all loans due after December 31, 2007, based upon fixed rates of interest or floating or adjustable interest rates.

                                                      Floating or
                                  Fixed Rates       Adjustable Rates       Total
                                  -----------       ----------------       -----
                                                    (In Thousands)

One-to-four family.........          $248,500          $ 36,949          $285,449
Commercial real estate.....            47,830            79,292           127,122
Commercial construction....               457                 6               463
Construction...............                --                --                --
Consumer...................             1,040               335             1,375
Commercial business........            10,286             2,355            12,641
                                     --------          --------          --------
     Total.................          $308,113          $118,937          $427,050
                                     ========          ========          ========

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

     The Registrant presently offers residential loans that adjust every year after an initial fixed term of one, two, five or seven years, at an interest rate indexed higher than the corresponding U.S. Treasury security index. The interest rates on these mortgages adjust annually after the one, two, five or seven year anniversary date of the loan with an interest rate adjustment cap of 1.5% per year and presently not to exceed a rate of 11.5% over the life of the loan. At December 31, 2006, adjustable-rate residential first mortgage loans amounted to $21.9 million or 4.82% of the total residential loan portfolio. These loans are generally not originated under terms, conditions and documentation, which permit their sale in the secondary mortgage market to FreddieMac and FannieMae.

     Fixed-rate mortgage loans are generally underwritten according to FreddieMac and FannieMae guidelines. The Registrant periodically sells selected fixed-rate residential loans, without recourse, to provide additional funds for lending and to restructure the loan portfolio to improve interest rate risk. Generally, if the property is not owner-occupied, a higher rate of interest is charged on such loans. At December 31, 2006, $225.2 million, or 49.45% of the total residential loan portfolio, consisted of long-term fixed-rate first mortgage loans, none of which were classified as held for sale.

     The Registrant's lending policies generally limit the maximum loan-to-value ratio on owner-occupied residential first mortgage loans to 97% of the lesser of the appraised value or purchase price, with the condition that private mortgage insurance is required on loans with loan-to-value ratios in excess of 80%. Mortgage loans on investment properties are made at loan-to-value ratios up to 70%. The loan-to-value ratio, maturity and other provisions of the loans made by the Registrant have generally reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with established lending practices, market conditions and underwriting standards maintained by the Registrant. The Registrant requires fire and casualty insurance on all properties securing real estate loans and also performs title searches to ensure its lien position.

     The Registrant actively solicits and originates home equity loans and home equity lines of credit secured by the equity in the borrower's primary residence. These loans generally have terms of 10 to 15 years, some of which are fixed rates and some of which have rates that adjust based upon the prime rate. At December 31, 2006, the Registrant had home equity loans in the amount of $25.7 million, or 5.64%, of its residential loan portfolio and approved $38.2 million in home equity lines of credit, of which $15.2 million was outstanding.

     COMMERCIAL REAL ESTATE LOANS. Commercial real estate loans are loans secured by commercial real estate (e.g., shopping centers, medical buildings, retail offices) and multi-family dwelling units (e.g., apartment projects with more than four units), in the Registrant's market area. Commercial real estate loans and multi-family residential loans have been made in amounts up to $6.6 million, with most of such loans ranging in size from $100,000 to $2.0 million. Loans on commercial properties are generally originated in amounts up to 75% of the appraised value of the property. Commercial real estate loans and multi-family residential loans are generally made at rates which adjust above the prime interest rate (generally 1% to 2%) or a specified treasury index or are balloon loans with fixed interest rates which mature in three to five years with principal amortization for a period of up to 25 years. At December 31, 2006, the Registrant's commercial real estate loan portfolio consisted of $128.3 million of commercial real estate and $3.9 million of multi-family loans.

     Loans secured by commercial real estate are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Of primary concern, in commercial and multi-family real estate lending, is the borrower's creditworthiness and the feasibility and cash flow potential of the property. Loans secured by income producing properties are generally larger and involve greater risks than residential mortgage loans because payments on loans secured by income producing properties are often dependent on successful operation or management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.

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

     Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Registrant may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Registrant may be confronted, at or prior to the maturity of the loan, with a project having a value, which is insufficient to assure full repayment.

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

     LOAN COMMITMENTS. The Registrant issues loan origination commitments to real estate developers and qualified borrowers primarily for the construction, purchase and refinancing of residential real estate and commercial real estate. Such commitments are made on specified terms and conditions, including in most cases, the payment of a non-refundable commitment fee based on a percentage of the amount of committed funds. Generally, the commitment requires acceptance within 15 days of the date of issuance. At December 31, 2006, the Registrant had $6.0 million of commitments to cover originations and $29.5 million in undisbursed funds on outstanding lines of credit. Management believes that virtually all of the Registrant's commitments will be funded.

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

     Loans are generally placed on non-accrual status when either principal or interest is 90 days or more past due. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Such interest, when ultimately collected, is credited to income in the period received. At December 31, 2006, the Bank had $2.9 million of loans that were held on a non-accrual basis. Gross interest income of $184 thousand would have been recorded during the year ended December 31, 2006 if these loans had been performing in accordance with their terms. Interest income of $142 thousand was recorded on these loans during the year ended December 31, 2006.

     NON-PERFORMING ASSETS. The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Registrant at the dates indicated.

                                                                           At December 31,
                                                   -------------------------------------------------------------
                                                      2006         2005         2004         2003         2002
                                                   ---------     --------    ---------    ---------    ---------
                                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
   One-to-four family.........................     $   1,056     $    794    $     819    $     507    $     960
   Commercial real estate.....................         1,800          985          985        1,189        1,786
   Consumer and other.........................            --           --           --           --           12
                                                   ---------     --------    ---------    ---------    ---------
      Total mortgage non-accrual loans........     $   2,856     $  1,779    $   1,804    $   1,696    $   2,758
                                                   ---------     --------    ---------    ---------    ---------
Troubled debt restructurings..................     $      33     $    176    $     718    $   1,027    $     987
Real estate owned, net........................            --           --           --           48          291
Other non-performing assets...................            --           --           --           --           88
                                                   ---------     --------    ---------    ---------    ---------
Total non-performing assets...................     $   2,889     $  1,955    $   2,522    $   2,771    $   4,124
                                                   ---------     --------    ---------    ---------    ---------

Total non-accrual loans to net loans..........           .63%         .40%         .43%         .42%         .76%
                                                   =========     ========    =========    =========    =========
Total non-accrual loans to total assets.......           .24%         .14%         .14%         .14%         .24%
                                                   =========     ========    =========    =========    =========
Total non-performing assets to total assets...           .24%         .16%         .20%         .23%         .37%
                                                   =========     ========    =========    =========    =========

     CLASSIFIED ASSETS. The Office of Thrift Supervision (OTS) regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the

"distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weaknesses that do not currently warrant classification in one of the aforementioned categories.

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

                                        At December 31, 2006
                                        --------------------
                                          (In thousands)
Special mention...............              $      860
Substandard...................                   5,659
Doubtful......................                     755
Loss..........................                      --
                                            ----------
         Total................              $    7,274
                                            ==========

At December 31, 2006, the Bank did not have any loans not classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and may result in disclosure as non-accrual, 90 days past due or restructured.

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

     Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses, which may in fact be realized in the future, and that additional provisions for losses will not be required.

     The following table sets forth an analysis of the Registrant's allowance for loan losses for the periods indicated.

                                                                For the Year Ended December 31,
                                              ---------------------------------------------------------------------
                                                2006            2005            2004           2003          2002
                                              --------        --------        --------       --------      --------
                                                                      (Dollars in thousands)
Balance at beginning of period..............  $  5,063        $  4,719        $  4,408       $  4,317      $  4,231
Loans charged-off:
  One-to-four family........................        --              (9)             (3)            --           (10)
  Commercial real estate....................        --              --              --             --            --
  Construction..............................        --              --              --             --            --
  Consumer..................................        (9)            (45)             (6)            (4)          (10)
  Commercial business.......................        --              (4)            (14)          (184)          (58)
                                              --------        --------        --------       --------      --------
    Total charge-offs.......................        (9)            (58)            (23)          (188)          (78)
Recoveries..................................         7              42               4              9            15
                                              --------        --------        --------       --------      --------
Net loans charged-off.......................        (2)            (16)            (19)          (179)          (63)
                                              --------        --------        --------       --------      --------
Provision for loan losses...................       330             360             330            270           149
                                              --------        --------        --------       --------      --------
Balance at end of period....................  $  5,391        $  5,063        $  4,719       $  4,408      $  4,317
                                              ========        ========        ========       ========      ========
Ratio of net charge-offs to average loans
  outstanding during the period.............     .0004%           .005%           .005%          .046%         .017%
                                              ========        ========        ========       ========      =========

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

         The following table sets forth the breakdown of the allowance for loan losses by loan category and the percent of loans in each category to total loans receivable for the periods indicated. The allocation of the allowance to each category is not necessarily indicative of future losses.

                                                            At December 31,
                                   -----------------------------------------------------------------------
                                            2006                   2005                     2004
                                   ----------------------  ----------------------   ----------------------
                                             Percent of              Percent of              Percent of
                                              Loans to                Loans to                Loans to
                                     Amount  Total Loans    Amount  Total Loans      Amount  Total Loans
                                     ------  -----------    ------  -----------      ------  -----------
                                                            (Dollars in thousands)
  Loans:

  One-to-four family..........     $  1,580     63.24%     $  1,694     63.97%    $    986       65.08%
  Commercial real estate......        3,243     29.02         2,792     28.52        2,883       27.46
  Commercial construction.....          107       .65           279      1.55          582        2.82
  Construction................           90       .83             8       .40            2         .21
  Consumer and other..........           18       .49            19       .53           22         .58
  Commercial business.........          353      5.77           271      5.03          244        3.85
                                   --------    ------      --------    ------     --------      ------
      Total allowance for loan
        losses...............      $  5,391    100.00%     $  5,063    100.00%    $  4,719      100.00%
                                   ========    ======      ========    ======     ========      ======

                                                   At December 31,
                                     -----------------------------------------------
                                            2003                     2002
                                     ---------------------- ------------------------
                                              Percent of                  Percent of
                                              Loans to                   Loans to
                                    Amount    Total Loans    Amount      Total Loans
                                    ------    -----------    ------      -----------
                                                   (Dollars in thousands)
  Loans:

  One-to-four family..........     $ 1,446        68.84%  $  1,672         74.38%
  Commercial real estate......       2,540        25.60      2,284         20.82
  Commercial construction.....         194         1.47         69           .32
  Construction................          25          .32         34           .08
  Consumer and other..........          24          .78         28           .96
  Commercial business.........         179         2.99        230          3.44
                                   -------       ------   --------        ------
      Total allowance for loan
        losses...............      $ 4,408       100.00%  $  4,317        100.00%
                                   =======       ======   ========        ======

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

     Current regulatory and accounting guidelines regarding investment securities (including mortgage backed securities) require the Registrant to categorize securities as "held to maturity," "available for sale" or "trading." As of December 31, 2006, the Registrant had securities classified as "held to maturity" and "available for sale" in the amount of $428.4 million and $146.0 million, respectively and had no securities classified as "trading." Securities classified as "available for sale" are reported for financial reporting purposes at the fair market value with their net unrealized gain or loss included as a separate component of stockholders' equity, net of income taxes. At December 31, 2006, the Registrant's securities available for sale had an amortized cost of $148.1 million and market value of $146.0 million (net unrealized loss of $1.2 million, net of income taxes). The changes in market value in the Registrant's available for sale portfolio reflect normal market conditions and vary, either positively or negatively, based primarily on changes in general levels of market interest rates relative to the yields of the portfolio. Additionally, changes in the market value of securities available for sale do not affect the Corporation's income nor does it affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

     The Registrant's investment securities "available-for-sale" and "held-to-maturity" portfolios at December 31, 2006, did not contain securities of any issuer with an aggregate book value in excess of 10% of the Registrant's equity, excluding those issued by the United States government agencies.

     At December 31, 2006, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) local municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, and (vii) investment grade corporate bonds, and commercial paper. The board of directors may authorize additional investments.

     As a source of liquidity and to supplement the Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include Federal National Mortgage Association ("FNMA"), Government National Mortgage Association ("GNMA"), and Federal Home Loan Mortgage Corporation ("FHLMC").

     Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by GNMA, FNMA and FHLMC make up a majority of the pass-through certificates market.

     The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations ("CMOs"), issued or sponsored by GNMA, FNMA and FHLMC, as well as private issuers. CMOs are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of CMO securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass-through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying CMOs are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk, which may be different from that of the underlying collateral and other tranches. CMOs attempt to moderate reinvestment risk
associated  with   conventional   mortgage-backed   securities   resulting  from
unexpected prepayment activity. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

     The following table sets forth the carrying value of the Registrant's investment securities held to maturity, securities available for sale, FHLB stock, and interest bearing deposits and overnight investments at the dates indicated.

                                                           At December 31,
                                             ------------------------------------------------
                                                2006              2005               2004
                                             ----------        ----------         ----------
                                                              (In thousands)
Investment securities held to maturity:
  U.S. government and agency securities..... $  197,326        $  192,328         $  164,381
  CMOs......................................     60,058            71,621             87,413
  Municipal bonds...........................      6,591            11,391              3,039
  Mortgage-backed securities................    164,467           208,196            269,222
Investment securities available for sale:
  U.S. government and agency securities.....     64,481            59,581             30,317
  CMOs......................................     18,420            21,990             37,602
  Mortgage-backed securities................     63,104            74,060             74,081
                                             ----------        ----------         ----------
      Total investment securities...........    574,447           639,167            666,055
  FHLB stock................................      6,314             8,248             10,250
  Interest bearing deposits and
    overnight investments...................     54,491            39,296             64,142
                                             ----------        ----------         ----------
Total investments........................... $  635,252        $  686,711         $  740,447
                                             ==========        ==========         ==========

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Registrant's investment securities at December 31, 2006. The following table does not take into consideration the effects of unscheduled repayments or the effects of possible prepayments.

                                      One Year or Less          One to Five Years         Five to Ten Years
                                  ----------------------       ---------------------      ------------------
                                  Carrying       Average       Carrying       Average     Carrying    Average
                                    Value         Yield          Value         Yield       Value       Yield
                                   -------       -------        -------       -------     -------     -------
                                                               (Dollars in thousands)
Investment securities held to
Maturity:
 U.S. government and
   agency obligations............   $  9,999      4.00%        $ 19,996        4.66%        $ 76,749      5.29
 Municipal bonds.................      6,491      4.00              100        4.30               --       --
 CMO's...........................         --       --             1,004        4.00            4,669      3.93
 Mortgage-backed securities......         --       --            19,076        4.29            5,704      5.53
 Pass through certificates.......         --       --                --         --                --       --

Investment securities available
 for sale:
 U.S. government and
   agency obligations............         --       --            34,746        4.50           14,359      5.04
 CMO's...........................         --       --               404        4.25            2,836      4.59
 Mortgage-backed securities......         --       --             2,378        4.72            1,508      5.00
 Pass through certificates.......         --       --                --         --                --       --
 FHLB stock......................         --       --                --         --                --       --
 Interest-bearing deposits
   and overnight investment......     54,491      5.20               --         --                --       --
                                     -------                    -------                     --------
   Total.................            $70,981                    $77,704                     $105,825
                                     =======                    =======                     ========
                                    More than Ten Years             Total Investment Securities
                                   ---------------------        --------------------------------
                                    Carrying      Average       Carrying      Market     Average
                                     Value         Yield         Value        Value       Yield
                                     -----         -----        -------       ------      -----
                                                       (Dollars in thousands)
Investment securities held to
Maturity:
 U.S. government and
   agency obligations............     $ 90,582       5.91%       $197,326      $194,548     5.45%
 Municipal bonds.................           --        --            6,591         6,592     4.00
 CMO's...........................       54,385       4.49          60,058        58,155     4.44
 Mortgage-backed securities......       94,134       5.45         118,914       117,980     5.27
 Pass through certificates.......       45,553       4.74          45,553        44,354     4.74

Investment securities available
 for sale:
 U.S. government and
   agency obligations............       15,376       5.47          64,481        64,481     4.85
 CMO's...........................       15,180       4.78          18,420        18,420     4.74
 Mortgage-backed securities......       39,920       5.37          43,806        43,806     5.32
 Pass through certificates.......       19,298       5.07          19,298        19,298     5.07
 FHLB stock......................        6,314       6.25           6,314         6,314     6.25
 Interest-bearing deposits
    and overnight investment.....           --        --           54,491        54,491     5.20
                                      --------                   --------     ---------
   Total.................             $380,742                   $635,252     $628,439
                                      ========                   ========     =========

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

     CERTIFICATES OF DEPOSIT IN EXCESS OF $100,000. The following table indicates the amount of the Registrant's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 2006.

Maturity Period of Deposits                                                 Certificates of
---------------------------                                                 ---------------
                                                                                Deposit
                                                                                -------
                                                                             (In thousands)
Three months or less.................................................         $     17,332
Three through six months.............................................               14,291
Six through twelve months............................................                5,705
Over twelve months...................................................                6,620
                                                                              ------------
     Total...........................................................         $     43,948
                                                                              ============

     DEPOSIT RATE. The following table sets forth the distribution of the Registrant's average balance of deposit accounts at the dates indicated and the weighted average nominal interest rates on each category of deposits presented.

                                                                     At December 31,
                                        -----------------------------------------------------------------------------
                                                             2006                                   2005
                                        -------------------------------------   -------------------------------------
                                                                    Weighted                                Weighted
                                                      Percent of     Average                   Percent of     Average
                                          Average        Total       Nominal      Average        Total       Nominal
                                          Balance      Deposits       Rate        Balance      Deposits       Rate
                                          -------      --------     --------      -------      --------    ----------
                                                                  (Dollars In thousands)
Passbook and regular savings.......     $  177,914       19.14%        0.45%    $  185,680        19.61%      0.43%
Checking accounts..................        214,569       23.09         2.93        219,153        23.14       1.88
Noninterest checking...............        185,343       19.94         0.00        180,803        19.09       0.00
Money market deposit accounts......        127,365       13.70         1.22        142,137        15.01       0.89
Certificates of deposit............        214,651       23.09         3.31        208,825        22.05       2.34
Surrogate statement................          9,687        1.04         3.45         10,350         1.10       3.45
                                        ----------      ------                  ----------       ------
  Total Deposits...................     $  929,529      100.00%        1.73%    $  946,948       100.00%      1.21%
                                        ==========      ======                  ==========       ======


                                                     At December 31,
                                        -------------------------------------
                                                        2004
                                        -------------------------------------
                                                                    Weighted
                                                       Percent of     Average
                                          Average        Total       Nominal
                                          Balance      Deposits       Rate
                                          -------      --------    ----------
                                                (Dollars In thousands)
Passbook and regular savings.......     $  182,873        19.95%      0.43%
Checking accounts..................        198,700        21.68       0.86
Noninterest checking...............        167,638        18.29       0.00
Money market deposit accounts......        139,038        15.17       0.72
Certificates of deposit............        216,906        23.67       1.83
Surrogate statement................         11,373         1.24       2.55
                                        ----------       ------
  Total Deposits...................     $  916,528       100.00%      0.84%
                                        ==========       ======



SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE. The following table sets forth information regarding the balances and rates on our securities sold under agreement to repurchase.

                                                                                     At or for the
                                                                                Year Ended December 31,
                                                                         ----------------------------------------
                                                                         2006             2005            2004
                                                                         ----------------------------------------
                                                                                  (Dollars in thousands)
  Average balance outstanding, during the period.......................   $152,709       $164,513        $211,725
  Maximum amount outstanding
    at any month-end during the period.................................   $175,000       $175,000        $225,000
  Balance outstanding at end of period.................................   $115,000       $175,000        $195,000
  Weighted average interest rate during the period.....................       5.01%          4.93%           4.24%
  Weighted average interest rate at end of period......................       5.24%          4.93%           4.49%

PERSONNEL

     As of December 31, 2006, the Registrant had 344 full-time employees and 240 part-time employees. The employees are not represented by a collective bargaining unit. Management believes its relationship with its employees is good.

                           REGULATION AND SUPERVISION

     Set forth below is a brief description of certain laws, which relate to the regulation of the Corporation and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

HOLDING COMPANY REGULATION

     GENERAL. The Corporation is a unitary savings and loan holding company, subject to regulation and supervision by the OTS. In addition, the OTS has enforcement authority over the Corporation and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to Farmers & Mechanics Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Corporation.

     ACTIVITIES RESTRICTIONS. As a grandfathered unitary savings and loan holding company under the GLB Act, the Corporation is generally not subject to any restrictions on its business activities or those of its non-savings institution subsidiaries. However, if the Corporation were to fail to meet the Qualified Thrift Lender Test, then it would become subject to the activities restrictions of the Home Owners' Loan Act applicable to multiple holding companies. See "Regulation of the Bank -- Qualified Thrift Lender Test."

     If the Corporation were to acquire control of another savings association, it would lose its grandfathered status under the GLB Act and its business activities would be restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, certain activities authorized for savings and loan holding companies as of March 5, 1987, and nonbanking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Corporation unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the acquiring company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

     MERGERS AND ACQUISITIONS. The Corporation must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Corporation to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of FMS Financial Corporation and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

     THE USA PATRIOT ACT. In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among other requirements, Title III of the USA Patriot Act imposes the following requirements with respect to financial institutions:

     o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

     o Section 326 authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

     o Section 312 requires financial institutions that establish, maintain, administer or manage private banking accounts or correspondence accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering.

     o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

     o  Bank   regulators   are   directed  to  consider  a  holding   company's
effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     SARBANES-OXLEY ACT OF 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board to enforce auditing, quality control and independence standards and which is funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. Any non-audit services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     Under the Act, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan
"blackout"  periods,  and  loans to  company  executives  (other  than  loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC) and if not, why not. Under the Act, a company's registered public accounting firm will be prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls. It is anticipated that the Corporation will be subject to all of the requirements of the Act during 2008.

REGULATION OF THE BANK

     GENERAL. As a federally chartered savings bank with deposits insured by the FDIC, the Bank is subject to extensive regulation by the OTS and FDIC. Lending activities and other investments must comply with federal and state statutory and regulatory requirements. The Bank is also subject to reserve requirements of the Federal Reserve System. Federal regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the Deposit Insurance Fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

     The OTS regularly examines the Bank and prepares reports for consideration by the Bank's Board of Directors on deficiencies, if any, found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

     The Bank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Any change in such regulations, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Bank, the Corporation, and their operations.

     DEPOSIT INSURANCE. The Bank's deposits are insured to applicable limits by the Federal Deposit Insurance Corporation. Although the FDIC is authorized to assess premiums under a risk-based system for such deposit insurance, most insured depository institutions have not been required to pay premiums for the last ten years. The Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 15, 2006, has resulted in significant changes to the federal deposit insurance program: (i) effective March 31, 2006, the Bank Insurance Fund (which formerly insured the deposits of banks) and the Savings Association Insurance Fund (which formerly insured the deposits of savings associations like the Bank) were merged into a new combined fund, called the Deposit Insurance Fund; (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts has been increased to $250,000 per participant subject to adjustment for inflation. The FDIC has been given greater latitude in setting the assessment rates for insured depository institutions, which could be used to impose minimum assessments.

     The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. If the Deposit Insurance Fund's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or the Savings Association Insurance Fund.

     In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing
Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rates, which are determined quarterly, averaged 0.0128% of insured deposits in fiscal 2006. These assessments will continue until the FICO bonds mature in 2017.

     Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based on their examination ratings and capital ratios. Beginning in 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points with the assessment rate for an individual institution to be determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.

     REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of adjusted total assets, (2) Tier 1, or "core," capital equal to at least 4% (3% if the institution has received the highest rating, "composite 1 CAMELS," on its most recent examination) of adjusted total assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

     Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights, certain investments and unrealized gains and losses on certain available-for-sale securities.

     The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses (up to a maximum of 1.25% of risk-weighted assets) and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

     DIVIDEND AND OTHER CAPITAL DISTRIBUTION LIMITATIONS. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions including cash dividends.

     A savings association that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least 30 days before making a capital distribution. A savings association is not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) it is eligible for expedited treatment under OTS regulations, (2) it would remain adequately capitalized after the distribution, (3) the annual amount of its capital distributions does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

     In addition, the OTS could prohibit a proposed capital distribution if, after making the distribution, which would otherwise be permitted by the regulation, the OTS determines that the distribution would constitute an unsafe or unsound practice.

     A federal savings institution is prohibited from making a capital distribution if, after making the distribution, the institution would be unable to meet any one of its minimum regulatory capital requirements. Further, a federal savings institution cannot distribute regulatory capital that is needed for its liquidation account.

     QUALIFIED THRIFT LENDER TEST. Savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets up to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. As of December 31, 2006, the Bank was in compliance with its QTL requirement.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year, or 5% of its outstanding advances.

     FEDERAL RESERVE SYSTEM. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2006, the Bank was in compliance with these requirements.

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

     Changes in prevailing interest rates may hurt our business. We derive our income mainly from the difference or spread between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. In general, the larger the spread, the more we earn. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities will fluctuate. This can cause decreases in our spread and can adversely affect our income.

     Interest rates affect how much money we can lend. For example, when interest rates rise, the cost of borrowing increases and loan originations tend to decrease. In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates generally results in increased prepayments of loans and mortgage-backed securities, as borrowers refinance their debt in order to reduce their borrowing cost. This causes reinvestment risk, because we generally are not able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Changes in market interest rates could also affect the value of our financial assets. If we are unsuccessful in managing the effects of changes in interest rates, our financial condition and results of operations could suffer.

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

     As of December 31, 2006, our allowance for loan losses was approximately $5.4 million, which represented 1.18% of outstanding loans. At such date, we had 12 nonperforming loans totaling $2.9 million. We actively manage our non-accrual loans in an effort to minimize credit losses. Although management believes that its allowance for loan losses is adequate, there can be no assurance that the allowance will prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to our allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition and results of operations.

     A PORTION OF OUR TOTAL LOAN PORTFOLIO CONSISTS OF MULTI-FAMILY AND COMMERCIAL REAL ESTATE LOANS AND COMMERCIAL LOANS. THE REPAYMENT RISK RELATED TO THESE TYPES OF LOANS IS CONSIDERED TO BE GREATER THAN THE RISK RELATED TO ONE-TO-FOUR FAMILY RESIDENTIAL LOANS.

     At December 31, 2006, our loan portfolio included approximately $158.5 million of multi-family and commercial real estate loans and commercial business loans, or 34.79% of our total loan portfolio.

     Unlike one-to-four family residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property whose value tends to be more easily ascertainable, the repayment of multi-family and commercial real estate loans and commercial business loans typically is dependent on the successful operations and income stream of the borrower and the real estate securing the loan as collateral, which can be significantly affected by economic conditions. In addition, these loans generally carry larger balances to single borrowers or related groups of borrowers than one-to-four family loans. Any late payments or the failure to repay such loans would adversely affect our earnings.

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

     In addition to the financial strength and cash flow characteristics of the borrower in each case, we often secure our loans with real estate collateral, most of which is located in Burlington, Camden and Mercer Counties, New Jersey. As of December 31, 2006, approximately 93.7% of our loans had real estate as a primary, secondary or tertiary component of collateral. Real estate values and real estate markets are generally affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies, and acts of nature. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower. If real estate prices in our markets decline, the value of the real estate collateral securing our loans could be reduced. If we are required to liquidate the collateral securing a loan during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected. A decline in local economic conditions could adversely affect the values of such real estate. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

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

     As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company's internal control over financial reporting. In addition, in the future, the public accounting firm auditing the Corporation's financial statements may be required to attest to and report on management's assessment of the effectiveness of the Corporation's internal control over financial reporting. The costs associated with the implementation of this requirement, including documentation and testing, have not been estimated by us. If we are ever unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for any future year-ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS.

     We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. As a federally chartered holding company, we are subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing savings and loan holding companies, could have a material impact on the Corporation and the Bank, and their operations.

STRONG   COMPETITION   WITHIN  OUR   MARKET   AREA  MAY  LIMIT  OUR  GROWTH  AND
PROFITABILITY.

     Competition in the banking and financial services industry in New Jersey is intense, competing for deposits and loans with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. There are large competitors operating throughout our total market area, including Bank of America, Commerce Bank, Wachovia Bank, and PNC Bank, and we also face strong competition from other community institutions in certain counties. Our profitability depends upon our continued ability to successfully compete in our market area.

WE MAY ISSUE ADDITIONAL SHARES OF COMMON STOCK, WHICH MAY DILUTE THE OWNERSHIP AND VOTING POWER OF OUR SHAREHOLDERS AND THE BOOK VALUE OF OUR COMMON STOCK.

     We are currently authorized to issue up to 10,000,000 shares of common stock of which 6,535,313 shares were outstanding at December 31, 2006. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. A total of 17,500 shares of common stock have been reserved for issuance under options outstanding on December 31, 2006. As of December 31, 2006, options to purchase a total of 17,500 shares were exercisable and had an exercise price of $10.00. Any such issuance will dilute the percentage ownership interest of shareholders and may further dilute the book value of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not applicable.

ITEM 2.  PROPERTIES
-------------------

     The Registrant conducts its business through its two administrative offices located in Burlington, New Jersey and its 42 branch locations in Burlington, Camden and Mercer Counties, New Jersey. All of the Registrant's office and branch facilities are owned by the Registrant, except for eleven branch office locations, two located in Lumberton and the others located in Medford, Mt. Holly, Burlington, Cherry Hill, Hamilton, Cinnaminson, Delanco, Audubon and Marlton, New Jersey. Management of the Registrant considers the physical condition of each of the Registrant's administrative and branch offices to be good and adequate for the conduct of the Registrant's business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
AND ISSUER PURCHASES OF EQUITY SECURITIES
-----------------------------------------

     MARKET FOR COMMON EQUITY. The common stock of the Corporation is traded over-the-counter and is listed on the Nasdaq Global Market under the symbol "FMCO". Daily quotations are included in the Nasdaq Global Market stock tables published in the Wall Street Journal and other leading newspapers.

     The number of record holders of common stock of the Corporation as of December 31, 2006 was approximately 666, not including those shares registered in names of various investment brokers held in account for their customers.

     The following table sets forth the range of closing prices, as reported by Nasdaq and cash dividends declared, for the periods ended December 31, 2006 and 2005:

                               2006
                    ------------------------------------------
QUARTER ENDED         HIGH          LOW     DIVIDENDS DECLARED
--------------------------------------------------------------
MARCH 31,            $19.64       $17.10        $0.03
JUNE 30,             $19.84       $16.12        $0.03
SEPTEMBER 30,        $21.90       $16.25        $0.03
DECEMBER 31,         $31.87       $22.56        $0.03
--------------------------------------------------------------

                               2005
                    ------------------------------------------
QUARTER ENDED         HIGH         LOW      DIVIDENDS DECLARED
--------------------------------------------------------------
March 31,            $22.73      $19.72         $0.03
June 30,             $19.80      $16.52         $0.03
September 30,        $18.00      $16.78         $0.03
December 31,         $18.09      $16.02         $0.03
--------------------------------------------------------------


     The Corporation's sole operating assets are derived from its subsidiary, Farmers & Mechanics Bank. Consequently, the ability of the Corporation to accumulate cash for payment of cash dividends to stockholders is directly dependent upon the ability of the Bank to pay dividends to the Corporation. The Bank may not declare or pay a cash dividend on any of its stock if the effect of the declaration or payment of dividends would cause their regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the mutual stock conversion or (2) the regulatory capital requirements imposed by the OTS. Additionally, the Corporation must pay interest to holders of its trust capital securities before payment of cash dividends to its stockholders.

     As of December 31, 2006 the Bank was a Tier 1 capital compliant institution and had available $30.3 million for dividends to the Corporation, subject to nonobjection by the OTS. It is not likely that the Corporation would request a dividend of that magnitude. The Corporation is not subject to OTS regulatory restrictions on the payment of dividends to its stockholders, but is subject to the requirements of New Jersey law, which permits the Corporation to pay dividends in cash on shares out of the Corporation's surplus, defined as the excess of net assets of the Corporation over stated capital.

     The following table sets forth as of December 31, 2006 information regarding compensation plans under which equity securities of the Registrant are authorized for issuance.

                                                    (a)                   (b)                      (c)
                                                                                             Number of securities
                                                                                             remaining available
                                           Number of securities                              for future issuance
                                             to be issued upon      Weighted-average       under equity compensation
                                                exercise of         exercise price of          plans (excluding
                                           outstanding options,    outstanding options,      securities reflected in
                                           warrants and rights     warrants and rights            column (a))
                                           --------------------    -------------------           -----------
Equity compensation plans
  Approved by shareholders
Stock Option and
  Incentive Plan.....................              17,500                 $10.00                       0
Equity compensation plans
  not approved by shareholders                       N/A                     N/A                      N/A
                                                   ------                 ------                      ---
     TOTAL..........................               17,500                 $10.00                      0
                                                   ======                 ======                      ===

     (b)  USE OF PROCEEDS. Not applicable.

     (c) ISSUER PURCHASE OF EQUITY SECURITIES. There were no shares repurchased during the fourth quarter of 2006.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                                                    At or For the Year Ended December 31,
                                                      ------------------------------------------------------------------
                                                          2006         2005          2004         2003         2002
                                                          ----         ----          ----         ----         ----
                                                                (Dollars in thousands, except per share data)
  FINANCIAL CONDITION:
  Assets............................................  $ 1,188,112  $ 1,231,263   $ 1,250,006  $ 1,225,557  $ 1,126,557
  Loans receivable, net.............................      450,099      442,571       418,799      402,606      361,674
  Deposits..........................................      933,103      947,067       941,507      893,006      800,340
  Stockholders' equity..............................       78,361       75,082        70,337       62,830       57,638

  OPERATIONS:
  Interest income...................................  $    60,993  $    57,906   $    55,819  $    50,814  $    57,748
  Interest expense..................................       27,415       21,537        18,414       19,362       24,756
  Net interest income...............................       33,578       36,369        37,405       31,452       32,992
  Net income........................................        5,319        6,718         8,768        6,201        7,961
  Basic earnings per common share...................         0.82         1.03          1.35         0.96         1.22
  Diluted earnings per common share.................         0.81         1.03          1.34         0.95         1.21
  Dividends declared per common share...............         0.12         0.12          0.12         0.12         0.12
  Weighted average common shares outstanding........        6,518        6,504         6,495        6,477        6,548
  Weighted average common shares and
     common stock equivalents outstanding...........        6,527        6,521         6,529        6,515        6,577

  OTHER SELECTED DATA:
  Net interest rate spread..........................         3.05%        3.23%         3.29%        2.98%        3.44%
  Net interest margin...............................         3.03         3.22          3.26         2.92         3.40
  Return on average assets..........................         0.45         0.55          0.71         0.49         0.77
  Return on average equity..........................         6.95         9.22         13.21         9.52        14.61
  Dividend payout ratio.............................        14.81        11.65          8.95        12.63         9.92
  Equity-to-asset ratio.............................         6.60         6.10          5.63         5.13         5.12
  Number of employees (full-time equivalents).......          519          525           515          522          480


ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------


GENERAL

     The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, credit risk, risks associated with the effect of opening a new branch, the ability to control costs and expenses, and general economic conditions. FMS Financial Corporation undertakes no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Earnings of the Corporation are primarily dependent on the earnings of the Bank because the Corporation engages in no significant operations of its own. Accordingly, the earnings of the Corporation are largely dependent on the receipt of earnings from the Bank in the form of dividends.

     The earnings of the Bank depend primarily on its net interest income. Net interest income is affected by: (i) the volume of interest-earning assets and interest-bearing liabilities (see "Rate Volume Analysis"), (ii) rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities, and (iii) the difference ("interest rate spread") between average rates of interest earned on interest-earning assets and average rates paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

     The Bank also derives income from service charges on customer deposit accounts and fees on loans. In addition to interest expense, the Bank incurs operating expenses such as salaries, employee benefits, deposit insurance premiums, depreciation, property maintenance and advertising.

FINANCIAL CONDITION

     Total assets of the Corporation decreased $43.2 million or 3.5% to $1.19 billion at December 31, 2006 from $1.23 billion at December 31, 2005. Short-term funds increased $14.2 million or 36.1% to $53.4 million at December 31, 2006 from $39.3 million at December 31, 2005, primarily due to an increase in short-term money market accounts. Investment securities held to maturity decreased $55.1 million or 11.4% to $428.4 million at December 31, 2006 from $483.5 million at December 31, 2005 primarily due to $43.1 million in principal paydowns and $27.8 million in investment calls and maturities, partially offset by purchases of $5.0 million of U.S. Government agency notes and $11.0 million of municipal bonds. Investment securities available for sale decreased $9.6 million or 6.2% to $146.0 million during the year ended December 31, 2006 from $155.6 million at December 31, 2005, due to principal paydowns of $14.2 million and calls and maturities of $5.0 million, partially offset by purchases of $10.0 million in U.S. Government agency notes. Loans receivable increased $7.5 million or 1.7% to $450.1 million at December 31, 2006 from $442.6 million at December 31, 2005 primarily due to $105.1 million of loans originated, partially offset by $97.0 million of principal collected on loans. Federal Home Loan Bank stock decreased $1.9 million or 23.5% to $6.3 million at December 31, 2006 from $8.2 million at December 31, 2005 due to mandatory redemption by the Federal Home
Loan Bank as a result of the Bank's repayment of FHLB borrowings during the year.

     Total liabilities decreased $46.4 million or 4.0% to $1.11 billion at December 31, 2006 from $1.16 billion at December 31, 2005. Deposits decreased $14.0 million or 1.5% to $933.1 million at December 31, 2006 from $947.1 million at December 31, 2005. The decrease in total deposits during the year was due to decreases in money market accounts of $18.3 million, savings accounts of $13.8 million and checking accounts of $1.8 million, partially offset by an increase in time deposits of $19.9 million. Securities sold under agreements to repurchase decreased $60.0 million or 34.3% to $115.0 million at December 31, 2006 from $175.0 million at December 31, 2005 due to the repayment of these borrowings during the year. These borrowings are collateralized by U.S. Government agency notes, MBSs and CMOs and had a weighted average rate of 5.24% and 4.93% at December 31, 2006 and 2005, respectively. FMS Statutory Trust I and II debentures increased $25.8 million or 100% to $51.5 million at December 31, 2006 from $25.8 million at December 31, 2005. The Corporation established FMS Statutory Trust II in June 2006 and issued $25.0 million of floating rate capital securities to institutional investors and $774 thousand of common securities to the Corporation.

         Stockholders' equity increased $3.3 million or 4.4% to $78.4 million at December 31, 2006 from $75.1 million at December 31, 2005. The increase was due to net income of $5.3 million and the exercise of stock options of $165 thousand, partially offset by $782 thousand of dividends declared on common stock and a decrease of $1.4 million in accumulated comprehensive income ($136 thousand increase in the net unrealized loss on available for sale securities and a $1.3 million net increase in the underfunded pension and postretirement liabilities).


RESULTS OF OPERATIONS

NET INTEREST INCOME

     The earnings of the Corporation depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments, on a tax-equivalent basis, and the interest paid on interest-bearing liabilities, such as deposits including noninterest bearing checking accounts and borrowings. Net interest income is a function of the interest rate spread, which is the difference between the weighted average yield earned on interest-earning assets and the weighted average rate paid on interest-bearing liabilities, as well as the average balance of interest-earning assets as compared to interest-bearing liabilities. Net income is also affected by non-interest income and expenses, such as gains and losses on the sale of investments, provision for loan losses, service charges and other fees, and operating expenses.

     The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing interest income or expense, on a tax-equivalent basis, by the average balance of interest-earning assets or interest-bearing liabilities, respectively for the periods presented.

                                                                        Year Ended December 31,
                                                   ------------------------------------------------------------------------
                                                                2006                                  2005
                                                   -------------------------------       --------------------------------
                                                                           Average                                Average
                                                   Average                  Yield/       Average                   Yield/
                                                   Balance     Interest      Cost        Balance      Interest      Cost
                                                   -------     --------      ----        -------      --------      ----
Interest-earning assets:
    Loans receivable..........................   $   456,185   $ 27,802       6.09%     $436,338       $25,906      5.94%
    Interest-bearing deposits.................        40,739      2,107       5.17        46,693         1,338      2.87
    Mortgage-backed securities................       250,778     12,559       5.01       308,078        14,630      4.75
    Investment securities.....................       366,474     18,719       5.11       340,922        16,124      4.73
                                                 -----------   --------     ------    ----------       -------      ----
        Total interest-earning assets.........     1,114,176     61,187       5.49     1,132,031        57,998      5.12
                                                 -----------   --------     ------    ----------        ------      ----

Interest-bearing liabilities:
    Checking deposits.........................   $   399,912      6,293       1.57   $   399,956         4,125      1.03
    Savings deposits..........................       187,601      1,138       0.61       196,030         1,149      0.59
    Money market accounts.....................       127,365      1,548       1.22       142,137         1,266      0.89
    Time deposits.............................       214,651      7,105       3.31       208,825         4,878      2.34
    Borrowings................................       152,725      7,753       5.08       167,402         8,293      4.95
    Long-term debt............................        39,735      3,578       9.00        25,774         1,826      7.08
                                                 -----------   --------     ------    ----------       -------      ----
        Total interest-bearing liabilities....   $ 1,121,989     27,415       2.44    $1,140,124        21,537      1.89
                                                 ===========   --------     ------    ==========       -------      ----
Net interest income...........................                  $33,772                                $36,461
                                                                =======                                =======
Interest rate spread..........................                                3.05%                                 3.23%
                                                                             =====                                 =====
Net yield on average interest-earning
    assets....................................                                3.03%                                 3.22%
                                                                             =====                                 =====
Ratio of average  interest-earning
    assets to average interest-bearing
    liabilities...............................                               99.30%                                99.29%
                                                                             =====                                 =====

                                                            Year Ended December 31,
                                                        ----------------------------------
                                                                      2004
                                                        ---------------------------------
                                                                                  Average
                                                        Average                    Yield/
                                                        Balance      Interest       Cost
                                                        -------      --------       ----
Interest-earning assets:
    Loans receivable............................       $  418,354     $24,634      5.89%
    Interest-bearing deposits...................           50,928         667      1.31
    Mortgage-backed securities..................          396,962      17,389      4.38
    Investment securities.......................          281,314      13,149      4.67
                                                       ----------     -------     -----
        Total interest-earning assets..........         1,147,558      55,839      4.87
                                                       ----------     -------     -----

Interest-bearing liabilities:
    Checking deposits...........................       $  366,338       1,717      0.47
    Savings deposits............................          194,246       1,071      0.55
    Money market accounts.......................          139,038       1,001      0.72
    Time deposits...............................          216,906       3,965      1.83
    Borrowings..................................          221,883       9,291      4.19
    Long-term debt..............................           25,774       1,369      5.31
                                                       ----------     -------     -----
        Total interest-bearing liabilities......       $1,164,185      18,414      1.58
                                                       ==========     -------     -----
Net interest income.............................                      $37,425
                                                                      =======
Interest rate spread............................                                   3.29%
                                                                                  =====
Net yield on average interest-earning
    assets......................................                                   3.26%
                                                                                  =====
Ratio of average  interest-earning
    assets to average interest-bearing
    liabilities.................................                                  98.57%
                                                                                  =====

RATE/VOLUME ANALYSIS

     The table below sets forth certain information regarding changes in the Bank's interest income and interest expense, on a tax-equivalent basis, for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); (iii) changes in rate-volume (changes in rate multiplied by the change in average volume).

                                                                   Years Ended December 31,
                                          ----------------------------------------------------------------------------
                                                     2006 vs. 2005                           2005 vs. 2004
                                          ------------------------------------    ------------------------------------
                                                  Increase (Decrease)                     Increase (Decrease)
                                                   Due to Change in                        Due to Change in
                                          ------------------------------------    ------------------------------------
                                             Rate     Volume          Net            Rate      Volume         Net
                                             ----     ------          ---            -----     -------        ----
Interest income:
    Loans..........................       $     718   $   1,178    $    1,896     $     213    $   1,059   $    1,272
    Interest-bearing deposits......             940        (171)          769           726          (55)         671
    Mortgage-backed securities                  650      (2,721)       (2,071)        1,135       (3,894)      (2,759)
    Investment securities..........           1,387       1,208         2,595           189        2,786        2,975
                                          ---------   ---------    ----------     ---------    ---------   ----------
Total change - interest income.....           3,695        (506)        3,189         2,263         (104)       2,159
                                          ---------   ----------   ----------     ---------    ---------   ----------

Interest expense:
    Checking deposits..............           2,168           0         2,168         2,250          158        2,408
    Savings deposits...............              38         (49)          (11)           68           10           78
    Money market deposits..........             414        (132)          282           243           22          265
    Time deposits..................           2,091         136         2,227         1,061         (148)         913
    Borrowings.....................             187        (727)         (540)        1,283       (2,281)        (998)
    Long-term debt.................             763         989         1,752           457            0          457
                                          ---------   ---------    ----------     ---------    ---------   ----------
Total change - interest expense....           5,661         217         5,878         5,362       (2,239)       3,123
                                          ---------   ---------    ----------     ---------    ---------   ----------

Change in net interest income......       $  (1,966)  $    (723)   $   (2,689)    $  (3,099)   $   2,135   $     (964)
                                          ==========  ==========   ===========    =========    =========   ==========

COMPARISONS OF YEARS ENDED DECEMBER 31, 2006 AND 2005.

     NET INCOME. The Corporation and its subsidiary recorded net income of $5.3 million for the year ended December 31, 2006, or $0.81 diluted earnings per share, as compared to net income of $6.7 million, or $1.03 diluted earnings per share for the year ended December 31, 2005. Net interest income on a tax equivalent basis was $33.8 million in 2006 compared to $36.5 million in 2005. Provisions for loan losses were $330 thousand in 2006 and $360 thousand in 2005. Non-interest income was $7.2 million in 2006 compared to $5.4 million in 2005. Total non-interest expenses for the year ended December 31, 2006 were $31.7 million compared to $30.1 million in the previous year. During 2006, the Corporation declared cash dividends, which totaled $782 thousand or $0.12 per share, which resulted in a dividend payout ratio of 14.81%.

     INTEREST INCOME. Total interest income on a tax-equivalent basis increased $3.2 million to $61.2 million in 2006 from $58.0 million in 2005. The increase in 2006 is attributable to increases in interest income on investment securities of $2.6 million, loans of $1.9 million and interest-bearing deposits of $769 thousand, partially offset by a decrease in interest income on mortgage-backed securities of $2.1 million.

     Interest income on investment securities increased $2.6 million to $18.7 million in 2006 from $16.1 million in 2005. The average yield on the portfolio increased 38 basis points to 5.11% in 2006 from 4.73% in 2005, which resulted in an increase in interest income of $1.4 million. The average balance of the portfolio increased $25.6 million to $366.5 million in 2006 from $340.9 million in 2005, which resulted in an increase in interest income of $1.2 million in 2006. The investment portfolio increased primarily due to purchases of $15.0 million of U.S. Government agency notes and $11.0 million of municipal bonds during the year ended December 31, 2006. These increases were partially offset by principal paydowns of CMO's of $15.0 million and calls of $5.0 million of U.S. Government agency notes during the year.

     Interest income on loans increased $1.9 million to $27.8 million in 2006 from $25.9 million in 2005. The average balance of the loan portfolio increased $19.9 million to $456.2 million in 2006 from $436.3 million in 2005. The increase in the average balance in 2006 was primarily due to $105.1 million in loans originated, partially offset by $97.0 million in principal collected. The increase in the loan volume during 2006 resulted in a volume increase in interest income of $1.2 million. The average yield on the loan portfolio increased 15 basis points to 6.09% in 2006 from 5.94% in 2005, which resulted in an increase in interest income of $718 thousand.

     Interest income on interest-bearing deposits increased $769 thousand to $2.1 million in 2006 from $1.3 million in 2005. The increase was primarily due to an increase in the average yield on the portfolio of 230 basis points to 5.17% in 2006 from 2.87% in 2005, which resulted in an increase in interest income of $940 thousand. The average balance decreased $6.0 million to $40.7 million in 2006 from $46.7 million in 2005, which resulted in a decrease in interest income of $171 thousand.

     Interest income on mortgage-backed securities decreased $2.0 million to $12.6 million in 2006 from $14.6 million in 2005. The average balance of the portfolio decreased $57.3 million to $250.8 million in 2006 from $308.1 million in 2005, resulting in a decrease in interest income of $2.7 million. The average balance decrease in 2006 was due to $31.6 million in principal paydowns on mortgage-backed securities and security sales of $12.0 million. The average yield on the portfolio increased 26 basis points to 5.01% in 2006 from 4.75% in 2005, which resulted in an increase in interest income of $650 thousand.

     INTEREST EXPENSE. Total interest expense increased $5.9 million to $27.4 million in 2006 from $21.5 million in 2005. The increase in interest expense on time deposits of $2.2 million, checking deposits of $2.2 million, long-term debt of $1.8 million and money market deposits of $282 thousand were partially offset by decreases in interest expense on borrowings of $540 thousand and savings deposits of $11 thousand.

     Interest expense on time deposits increased $2.2 million to $7.1 million in 2006 from $4.9 million in 2005. The average rate on time deposits increased 97 basis points to 3.31% in 2006 from 2.34% in 2005, resulting in a $2.1 million increase in interest expense due to changes in rate. The average balance of time deposits increased $5.9 million to $214.7 million in 2006 from $208.8 million in 2005, resulting in a $136 thousand increase in interest expense due to volume.

     Interest expense on checking deposits increased $2.2 million to $6.3 million in 2006 from $4.1 million in 2005. The average rate on checking deposits increased 54 basis points to 1.57% in 2006 from 1.03% in 2005, which resulted in an increase in interest expense of $2.2 million from higher rates. The average balance of checking deposits remained constant at $400.0 million in 2006 and 2005.

     Interest expense on long-term debt increased $1.8 million to $3.6 million in 2006 from $1.8 million in 2005. The average balance on debentures increased $13.9 million to $39.7 million in 2006 from $25.8 million in 2005, which resulted in an increase in interest expense of $989 thousand. This increase is primarily due to the Trust II issuance in June 2006 of $25.0 million of floating rate debentures. The average rate increased 192 basis points to 9.00% in 2006 from 7.08% in 2005, which increased interest expense on long-term debt $763 thousand.

     Interest expense on money market deposits increased $282 thousand to $1.5 million in 2006 from $1.3 million in 2005. The average rate on money market deposits increased 33 basis points to 1.22% in 2006 from 0.89% in 2005, which resulted in an increase in interest expense of $414 thousand. The average balance of money market deposits decreased $14.7 million to $127.4 million in 2006 from $142.1 million in 2005, which resulted in a volume decrease in interest expense of $132 thousand.

     Interest expense on borrowings decreased $540 thousand to $7.8 million in 2006 from $8.3 million in 2005. The average balance of borrowings decreased $14.7 million to $152.7 million in 2006 from $167.4 million in 2005, which resulted in a decrease in interest expense of $727 thousand. The average rate paid on borrowings increased 13 basis points to 5.08% in 2006 from 4.95% in 2005, which resulted in an increase in interest expense of $187 thousand due to rate changes.

     Interest expense on savings deposits decreased $11 thousand to $1.1 million in 2006 from $1.1 million in 2005. The average balance of savings deposits decreased $8.4 million to $187.6 million in 2006 from $196.0 million in 2005, which resulted in a decrease in interest expense of $49 thousand. The average rate on savings deposits increased 2 basis points to 0.61% in 2006 from 0.59% in 2005, which resulted in an increase in interest expense of $38 thousand.

     CRITICAL ACCOUNTING ESTIMATE-PROVISION FOR LOAN LOSSES. A critical accounting estimate of the Bank is the provision for loan losses. The provision for loan losses decreased $30 thousand to $330 thousand in 2006 from $360 thousand in 2005. The decrease in the provision was due to the moderate to low actual loan loss experienced over the last several years along with allowance for loan loss approaching 1.20% of total loans. The amount of the allowance for loan losses is based on management's analysis of risk characteristics of various classifications of loans, previous loan loss experience, estimated fair value of the underlying collateral and current economic conditions. The net charge-offs for 2006 and 2005 totaled $2 thousand and $16 thousand, respectively. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses. Management continues to offer a wider variety of loan products coupled with the continued change in the mix of the products offered in the loan portfolio from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgage, commercial construction, consumer, and commercial business) which have a higher degree of risk than one to four family loans. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the probable existing loss in the loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio.

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

     The Corporation recognizes deferred tax assets and liabilities for the future tax effects of temporary differences. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Corporation may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

     NON-INTEREST INCOME. Non-interest income from operations increased $1.8 million to $7.2 million in 2006 compared with $5.4 million in 2005. The increase is primarily due to the gain on the sale of fixed assets of $837 thousand and the gain on the sale of investment securities of $365 thousand during 2006.

     Service charges on accounts increased $537 thousand to $5.8 million in 2006 from $5.3 million in 2005. This is primarily due to a new fee structure for retail banking fees, effective April 2006, resulting in an increase of $362 thousand to $3.3 million in 2006 from $2.9 million in 2005. Check card income increased $175 thousand to $1.8 million in 2006 from $1.6 million in 2005 due to increased customer activity.

     NON-INTEREST EXPENSE. Non-interest expense increased $1.6 million to $31.7 million in 2006 from $30.1 million in 2005.

     Salaries and benefits increased $1.0 million to $19.0 million in 2006 from $18.0 million in 2005. The increase was primarily due to a $981 thousand increase in retirement and health insurance costs in 2006. Average full time equivalent employees were 519 during 2006 as compared to 525 during 2005.

     Occupancy and equipment expense increased $516 thousand to $6.1 million in 2006 from $5.6 million in 2005. Maintenance expense increased $259 thousand, property taxes increased $152 thousand and light, heat and utilities expense increased $93 thousand during 2006.

     Telecommunications expense increased $100 thousand to $556 thousand in 2006 from $456 thousand in 2005. This increase was due to enhancing our network lines to provide more efficient service to our customers.

COMPARISONS OF YEARS ENDED DECEMBER 31, 2005 AND 2004

     NET INCOME. The Corporation and its subsidiary recorded net income of $6.7 million for the year ended December 31, 2005, or $1.03 diluted earnings per share, as compared to net income of $8.8 million, or $1.34 diluted earnings per share for the year ended December 31, 2004. Net interest income on a tax-equivalent basis was $36.4 million in 2005 compared to $37.4 million in 2004. Provisions for loan losses were $360 thousand in 2005 and $330 thousand in 2004. Non-interest income was $5.4 million in 2005 compared to $6.1 million in 2004. Total non-interest expenses for the year ended December 31, 2005 were $30.1 million compared to $28.4 million in the previous year. During 2005, the Corporation declared cash dividends of $780 thousand or $0.12 per share, which resulted in a dividend payout ratio of 11.65%.

     INTEREST INCOME. Total interest income on a tax equivalent basis increased $2.2 million to $58.0 million in 2005 from $55.8 million in 2004. The increase in 2005 is attributable to increases in interest income on investment securities of $3.0 million, loans of $1.3 million and interest-bearing deposits of $671 thousand, partially offset by a decrease in interest income on mortgage-backed securities of $2.8 million.

     Interest income on investment securities increased $3.0 million in 2005. The average balance of the portfolio increased $59.6 million to $340.9 million in 2005 from $281.3 million in 2004. The investment portfolio increased in 2005 primarily due to purchases of $123.0 million of U. S. Government agency notes and $9.4 million of CMOs. These increases in 2005 were partially offset by calls of $94.7 million of U.S. Government agency notes and principal paydowns of CMOs of $25.2 million. The increase in the average balance of investment securities resulted in an increase in interest income of $2.8 million in 2005. The average yield on the portfolio increased 6 basis points to 4.73% in 2005 from 4.67% in 2004, which resulted in an increase in interest income of $189 thousand.

     Interest income on loans increased $1.3 million to $25.9 million in 2005 from $24.6 million in 2004. The average balance of the loan portfolio increased $17.9 million to $436.3 million in 2005 from $418.4 million in 2004. Loans originated during the year totaled $117.4 million and principal collected on loans totaled $93.3 million in 2005. The increase in the loan volume during 2005 resulted in a volume increase in interest income of $1.1 million. The average yield on the loan portfolio increased 5 basis points to 5.94% in 2005 from 5.89% in 2004, which resulted in an increase in interest income of $213 thousand.

     Interest income on interest-bearing deposits increased $671 thousand to $1.3 million in 2005 from $667 thousand in 2004. The increase was due to an increase in the average yield on the portfolio of 156 basis points to 2.87% in 2005 from 1.31% in 2004, which resulted in an increase in interest income of $726 thousand. The average balance decreased $4.2 million to $46.7 million in 2005 from $50.9 million in 2004. This decrease was primarily due to a $5.8 million decline in the average balance of the money market investment account during the year, which resulted in a decrease in interest income of $55 thousand.

     Interest income on mortgage-backed securities decreased $2.8 million in 2005 due to volume decreases in the portfolio. The average balance of the portfolio decreased $88.9 million to $308.1 million in 2005 from $397.0 million in 2004, resulting in a decrease in interest income of $3.9 million. The average balance decrease in 2005 was due to principal paydowns on mortgage-backed securities of $63.1 million, partially offset by purchases of $3.0 million in FHLMC securities. The average yield on the portfolio increased 37 basis points to 4.75% in 2005 from 4.38% in 2004, which resulted in an increase in interest income of $1.1 million.

     INTEREST EXPENSE. Total interest expense increased $3.1 million to $21.5 million in 2005 from $18.4 million in 2004. The increase in interest expense on checking deposits of $2.4 million, time deposits of $913 thousand, long-term debt of $457 thousand, money market deposits of $265 thousand and savings deposits of $78 thousand, was partially offset by a decrease in interest expense on borrowings of $998 thousand.

     Interest expense on checking deposits increased $2.4 million to $4.1 million in 2005 from $1.7 million in 2004. The average rate on time deposits increased 56 basis points to 1.03% in 2005 from 0.47% in 2004, which resulted in an increase in interest expense of $2.3 million from higher rates. The average balance of checking deposits increased $33.7 million to $400.0 million in 2005 from $366.3 million in 2004, which resulted in an increase in interest expense of $158 thousand.

     Interest expense on time deposits increased $913 thousand to $4.9 million in 2005 from $4.0 million in 2004. The average rate on time deposits increased 51 basis points to 2.34% in 2005 from 1.83% in 2004, resulting in a $1.1 million increase in interest expense due to changes in rate. The average balance of time deposits decreased $8.1 million to $208.8 million in 2005 from $216.9 million in 2004, resulting in a $148 thousand decrease in interest expense due to volume.

     Interest expense on long-term debt increased $457 thousand to $1.8 million in 2005 from $1.4 million in 2004. The average rate on long-term debt increased 177 basis points to 7.08% in 2005 from 5.31% in 2004, which resulted in an increase in interest expense of $457 thousand. The average balance of long-term debt remained constant at $25.8 million in 2005 and 2004.

     Interest expense on money market deposits increased $265 thousand to $1.3 million in 2005 from $1.0 million in 2004. The average rate on money market deposits increased 17 basis points to 0.89% in 2005 from 0.72% in 2004, which resulted in an increase in interest expense of $243 thousand. The average balance of money market deposits increased $3.1 million to $142.1 million in 2005 from $139.0 million in 2004, which resulted in an increase in interest expense of $22 thousand.

     Interest expense on savings deposits increased $78 thousand to $1.1 million in 2005 from $1.1 million in 2004. The average rate on savings deposits increased 4 basis points to 0.59% in 2005 from 0.55% in 2004, which resulted in an increase in interest expense of $68 thousand. The average balance of savings deposits increased $1.8 million to $196.0 million in 2005 from $194.2 million in 2004, which resulted in an increase in interest expense of $10 thousand.

     Interest expense on borrowings decreased $998 thousand to $8.3 million in 2005 from $9.3 million in 2004. The average balance of borrowings decreased $54.5 million to $167.4 million in 2005 from $221.9 million in 2004, resulting in a $2.3 million volume decrease in interest expense. The average rate on borrowings increased 76 basis points to 4.95% in 2005 from 4.19% in 2004, resulting in a $1.3 million increase in interest expense due to rate changes.

     CRITICAL ACCOUNTING ESTIMATE-PROVISION FOR LOAN LOSSES. A critical accounting estimate of the Bank is the provision for loan losses. The provision for loan losses increased $30 thousand to $360 thousand in 2005 from $330 thousand in 2004. The increase in the provision was due to increases in the total loan portfolio and particularly increases in commercial construction and commercial real estate loans, which have a higher risk of loss than residential mortgages. The net charge-offs for 2005 and 2004 totaled $16 thousand and $19 thousand, respectively.

     NON-INTEREST INCOME. Non-interest income from operations decreased $636 thousand to $5.4 million in 2005 compared with $6.1 million in 2004. The decrease is primarily due to the absence of a $683 thousand gain on the sale of investment securities recorded in 2004.

     Service charges on accounts increased $109 thousand to $5.3 million in 2005 from $5.2 million in 2004. This is primarily the result of an increase in check card income of $218 thousand to $1.6 million in 2005 from $1.4 million in 2004, partially offset by a $90 thousand reduction in returned item charges to $1.8 million in 2005 from $1.9 million in 2004.

     NON-INTEREST EXPENSE. Non-interest expense increased $1.7 million to $30.1 million in 2005 from $28.4 million in 2004.

     Salaries and benefits increased $1.1 million to $18.0 million in 2005 from $16.9 million in 2004. The increase was primarily due to annual pay rate increases of $359 thousand and an increase of $472 thousand in retirement and health insurance costs in 2005. Average full time equivalent employees during 2005 were 525 as compared to 515 during 2004.

     Occupancy and equipment expense increased $203 thousand to $5.6 million in 2005 from $5.4 million in 2004. Furniture, fixture and equipment expense increased $104 thousand, light, heat and utilities expense increased $58 thousand and maintenance expense increased $57 thousand. These increases were due to the addition of the Cherry Hill Walmart branch opened in 2005, and other facility and equipment additions and improvements during the year.

     Telecommunications expense increased $153 thousand to $456 thousand in 2005 from $303 thousand in 2004. This increase was due to enhancing our network to provide more efficient service to our customers.

IMPACT OF INFLATION AND CHANGING PRICES

     Unlike most industrial companies, substantially all the assets of the Corporation are monetary in nature. As a result, movements in interest rates have a greater impact on the Corporation's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's liquidity is a measure of its ability to fund loans, withdrawals of deposits and other cash outflows in a cost effective manner. The Bank's primary sources of funds are deposits and scheduled repayments and prepayments of loan principal. The Bank also obtains funds from the sale and maturity of investment securities and short-term investments as well as the maturity of mortgage-backed securities and funds provided by operations. During the past several years, the Bank has used such funds primarily to meet its ongoing commitments to fund maturing time deposits and savings withdrawals, to fund existing and continuing loan commitments and to maintain liquidity. The Bank has periodically supplemented its funding needs with securities sold under agreements to repurchase ("repurchase agreements") and advances from the FHLB. At December 31, 2006 the Bank had $115.0 million in repurchase agreements. While loan payments, maturing investments and mortgage-backed securities are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity is also influenced by the level of demand for funding loan originations. Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the Banking industry and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Corporation's commitment to make loans and management's assessment of the Corporation's ability to generate funds. The Corporation is also subject to federal regulations that impose certain minimum capital requirements.

     The amount of time deposit accounts which are scheduled to mature during the twelve months ending December 31, 2007 is approximately $180.4 million. To the extent these deposits do not remain at the Bank upon maturity, the Bank believes it can replace these funds with deposits, FHLB advances or outside borrowings. It has been the Bank's experience that a substantial portion of such maturing deposits remain with the Bank.

     The following table sets forth our contractual obligations and commitments as of December 31, 2006.

                                              Less than                                   More than
                                              1 Year           1-3 Years     3-5 Years      5 Years      Total
                                              ------           ---------     ---------      -------      -----
                                                                         (In thousands)
Securities sold under agreements to
  Repurchase*...........................     $20,000          $   --        $80,000        $15,000      $115,000
FMS Statutory Trust I and II debentures           --              --             --         51,548        51,548
Operating leases........................         375             557            217            609         1,758
Commitments to fund loans...............       6,017              --             --             --         6,017
Unused lines of credit..................          --              --             --         29,531        29,531
Standby letters of credit...............       6,569              --             --             --         6,569
Software maintenance contracts..........          90              --             --             --            90
----------
*  Subject to prepayment calls, which may accelerate the payment of these obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

MARKET RISK AND LIQUIDITY RISK

     Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. The Bank's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Bank's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management actively monitors and manages its interest rate risk exposure. The Bank does not participate in hedging programs including interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments. The Bank's investment policy allows investment only in securities, which have a rating of AA or better. U.S. Government agency investments are callable notes issued by Fannie Mae (FNMA), Freddie Mac (FHLMC) and the Federal Home Loan Bank (FHLB), which carry either a direct government or quasi-government guarantee. The Bank holds a substantial component of its investment portfolio in mortgage-backed securities and collateralized mortgage obligations (collectively, "MBS and CMO"). At the end of 2006, the total investment in MBSs and CMOs amounted to $307.2 million, or 48.4% of total investments. These are instruments collateralized by pools of residential and commercial mortgages which return interest and principal payments to the investor when performing in accordance with their terms. Approximately 53.1% of the Bank's MBS holdings are U.S. Government agency securities (GNMA, FNMA and FHLMC), which carry either direct government or quasi-government guarantees and are rated AAA in terms of credit quality. The Bank also owns non-agency CMOs, issued by major financial institutions, which are rated AAA or AA. CMOs are generally very liquid issues with major brokerage houses providing ready markets. However, CMOs are subject to prepayment and extension risk, which can adversely affect their yields and expected average life. MBS's, CMO's and agency notes of $49.0 million and $54.1 million were used to secure public funds on deposit at December 31, 2006 and 2005, respectively.

INTEREST RATE RISK

     Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Funds Management Committee ("FMC"), which includes senior management. The FMC monitors and considers methods of managing interest rate risk by monitoring changes in the interest rate repricing gap ("GAP"), the net portfolio values ("NPV") and net interest income under various interest rate scenarios. The FMC attempts to manage the various components of the Bank's balance sheet to minimize the impact of sudden and sustained changes in interest rates through GAP, NPV and net interest income scenarios.

     The Bank's exposure to interest rate risk is reviewed on a periodic basis by the Board of Directors and the FMC. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities, which either reprice or mature within a given period of time. The difference, or the interest rate repricing GAP, provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates over a period of time. A GAP is considered positive when the amount of interest rate sensitive assets maturing or repricing over a specified period of time exceeds the amount of interest rate sensitive liabilities maturing or repricing within that period and is considered negative when the amount of interest rate sensitive liabilities maturing or repricing over a specified period of time exceeds the amount of interest rate sensitive assets maturing or repricing within that period. Generally, during a period of rising interest rates, a negative GAP within a given period of time would adversely affect net interest income, while a positive GAP within such period of time may result in an increase in net interest income; during a period of falling interest rates, a negative GAP within a given period of time may result in an increase in net interest income while a positive GAP within such period of time may have the opposite effect. At December 31, 2006, the Bank's GAP position for net assets repricing for one year cumulative totaled a negative $151.8 million or 12.8%.

     Interest rate risk exposure is also measured using interest rate sensitivity analysis to determine the Bank's change in NPV in the event of hypothetical changes in interest rates. The Board of Directors may direct management to adjust its asset and liability mix to bring interest rate risk within Board approved limits if potential changes to NPV and net interest income resulting from hypothetical interest rate changes are not within the limits established.

     The Bank has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets and increase the effective maturities of certain liabilities to reduce the exposure to interest rate fluctuations. These strategies include focusing its investment activities on short and medium-term securities, maintaining and increasing the transaction deposit accounts, as these accounts are considered to be relatively resistant to changes in interest rates, and utilizing Federal Home Loan Bank ("FHLB") borrowings and deposit marketing programs to adjust the repricing intervals of its liabilities.

     The Bank measures its interest rate risk using the Office of Thrift Supervision's ("OTS") NPV method. NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources. An institution's interest rate risk is measured as the change to its NPV as a result of a hypothetical immediate 200 basis point change in market interest rates. Based on this analysis at December 31, 2006, the Bank would experience a 390 basis point decrease in its NPV as a percent of assets if rates rise by 200 basis points in comparison to a flat rate scenario.

        Change                        Net Portfolio Value
       In Market       -------------------------------------------------------
    Interest Rates     $ Amount        $ Change      % Change     NPV Ratio(1)
    --------------     --------        --------      --------     ------------
    (basis points)     (Dollars in thousands)
          +300        $ 79,524        $(79,184)        (50)%          6.84%
          +200         104,835         (53,873)        (34)%          8.81%
          +100         133,522         (25,186)        (16)%         10.94%
             0         158,708               0           0%          12.71%
          -100         166,976           8,269           5%          13.24%
          -200         163,170           4,463           3%          12.92%

-------------
(1) Calculated as the estimated NPV divided by present value of total assets.

     Although the NPV calculation provides an indication of the Bank's interest rate risk at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

     The Corporation's financial statements and supplementary data are contained in this Annual Report on Form 10-K immediately following Item 15.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     On June 19, 2006, the Audit Committee of the Board of Directors of the Corporation dismissed PricewaterhouseCoopers LLP ("PwC") as its independent registered public accounting firm.

     PwC's reports on the Registrant's consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principle.

     During the fiscal years ended December 31, 2005 and 2004 and through June 19, 2006, there were no disagreements with PwC on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PwC, would have caused them to make a reference thereto in their reports on the financial statements for such years. During the fiscal years ended December 31, 2005 and 2004 and through June 19, 2006, there were no reportable events described in Item 304(a)(1)(v) of Regulation S-K. The Registrant has received a letter from PwC stating that it agrees with the foregoing disclosure, which letter was filed as
Exhibit 16 to the Form 8-K filed on June 23, 2006.

     Effective June 19, 2006, the Audit Committee of the Registrant's Board of Directors approved the engagement of Grant Thornton LLP as its independent registered public accounting firm. During the fiscal years ended December 31, 2005 and 2004 and through June 19, 2006, the Registrant did not consult with Grant Thornton LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

     The Corporation's management evaluated, with the participation of the Corporation's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Corporation's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     There were no changes in the Corporation's internal control over financial reporting that occurred during the Corporation's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
--------------------------

     None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

     Set forth below is information about the directors and executive officers and significant employees of the Corporation. The Certificate of Incorporation require that the Board of Directors be divided into three classes, as nearly equal in number as possible, each class to serve for a three-year period, with approximately one-third of the directors elected each year. The Board of Directors currently consists of nine members. Each director is also a director of the Bank.

                                                                                                    Current Term
Name                                    Age       Positions with the Corporation                    To Expire
----                                    ---       ------------------------------                    ---------

George J. Barber                        85        Director                                          2007
Dominic W. Flamini                      68        Director                                          2007
Roy D. Yates                            44        Chairman of the Board                             2007
Joseph W. Clarke, Jr.                   69        Director                                          2008
Edward J. Staats, Jr.                   62        Director                                          2008
Mary Wells                              64        Director                                          2008
Craig W. Yates                          64        President and Chief Executive Officer             2008
Vincent R. Farias                       60        Director                                          2009
James E. Igo                            50        Senior Vice President and Senior Lending Officer  N/A
Thomas M. Topley                        46        Senior Vice President of Operations and           N/A
                                                  Corporate Secretary
Channing L. Smith                       63        Vice President and Chief Financial Officer        N/A


     The principal occupation of each director and executive officer of the Corporation for the last five years is set forth below.

     GEORGE J. BARBER serves as a director of the Corporation. Previously, he was Chairman of the Board of the Corporation and was President of the Bank from 1973 until his retirement in 1986.

     DOMINIC W. FLAMINI is the President and owner of First U.S. Management Corporation, a real estate development and property management Corporation located in Moorestown, New Jersey. Mr. Flamini is a residential and commercial mortgage broker for the Avis Mortgage Group located in Haddon Township, New Jersey.

     ROY D. YATES serves as Chairman of the Board. Mr. Yates is a Professor of Electrical and Computer Engineering at Rutgers University in Piscataway, New Jersey. Roy D. Yates is the nephew of Craig W. Yates.

     JOSEPH W. CLARKE, JR. is an attorney with Clarke Law Offices, PA located in Haddonfield, New Jersey.

     EDWARD J. STAATS, JR. is Superintendent of Bridges for Burlington County.

     MARY  WELLS is the  President  Emeritus  of Family  Service  of  Burlington
County.

     CRAIG W. YATES serves as President and Chief Executive Officer of the Corporation and the Bank. He became a director of the Bank in January 1990, a director of the Corporation in April 1990 and President of the Corporation and the Bank on December 31, 1990. In his capacity as President, Mr. Yates is responsible for the operations of the Corporation pursuant to the policies and procedures adopted by the Board of Directors.

     VINCENT R. FARIAS is the President and owner of Farias Surf and Sport, a retail/rental establishment located in Beverly, New Jersey with facilities in several New Jersey coastal towns. Mr. Farias is a member of the Burlington County Board of Freeholders.

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

AUDIT COMMITTEE

     The Audit Committee currently consists of Directors Staats, Wells, Farias, Flamini, Barber, Clarke and Roy D. Yates, each of whom has been determined to be independent in accordance with the rules of the Nasdaq Global Market. The Board of Directors has determined that Mr. Barber is an "audit committee financial expert" as defined in the regulations of the Securities and Exchange Commission.

     The Audit Committee is responsible for recommending the appointment of the Corporation's independent accountants and meeting with such accountants with respect to the scope and review of the annual audit. Additional responsibilities of the Audit Committee are to ensure that the Board of Directors receives objective information regarding policies, procedures and activities of the Corporation with respect to auditing, accounting, internal accounting controls, financial reporting, regulatory matters and such other activities of the Corporation as may be directed by the Board of Directors. The Audit Committee met five (5) times during the year ended December 31, 2006.

     The Board of Directors has adopted a formal written Audit Committee charter and has reviewed and assessed the adequacy of this formal written charter on an annual basis.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act, requires the Corporation's directors and executive officers to file reports of ownership and changes in ownership of their equity securities of the Corporation with the Securities and Exchange Commission and to furnish the Corporation with copies of such reports. To the best of the Corporation's knowledge, all of the filings by the Corporation's directors and executive officers, with the exception of the filing of two Form 4's by Mr. Roy D. Yates, were made on a timely basis during the 2006 fiscal year. Other than as disclosed under Item 12, the Corporation is not aware of any other beneficial owners, as defined in the Exchange Act regulations, of more then ten percent of its Common Stock.

CODE OF ETHICS

     The Corporation has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Corporation's Code of Ethics will be furnished, without charge, to any person who requests such copy by writing to the Secretary, FMS Financial Corporation, 3 Sunset Road, Burlington, New Jersey 08016.

CORPORATE GOVERNANCE

     There have been no material changes to the procedures by which security holders may recommend nominees to the Registrant's Board of Directors since the date of the Registrant's last proxy statement mailed to its stockholders.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     SUMMARY COMPENSATION TABLE. The following table sets forth the cash and non-cash compensation for the year ended December 31, 2006 awarded to the chief executive officer, the principal financial officer and other named executive officers (collectively, the "Named Executive Officers") who served in such capacity during such period and received total compensation in excess of $100,000 during the year ended December 31, 2006.

                                                                        Change in Pension
                                                                            Value and
                                                                           Nonqualified
                                                                             Deferred
                                                                           Compensation        All Other
Name and Principal Position         Year       Salary        Bonus          Earnings         Compensation           Total
---------------------------         ----       ------        -----          --------         ------------           -----

Craig W. Yates                     2006      $205,000      $10,000         $124,703           $10,000   (1)        $349,703
   President and CEO

Channing L. Smith                  2006      $100,452      $ 7,000         $ 46,461           $ 5,128   (1)        $159,041
  Vice President and Chief
  Financial Officer

James E. Igo                       2006      $123,505      $10,000         $ 27,657           $ 7,377   (1)(2)     $168,539
  Senior Vice President and
  Senior Lending Officer

Thomas M. Topley                   2006      $117,084      $10,000         $ 19,292           $ 7,927   (1)        $154,303
  Senior Vice President of
  Operations and Corporate
  Secretary

(1) Includes the value of the Corporations matching contribution to 401(k) retirement plan
(2)  Includes payment for unused vacation

All Other Compensation consists of the value of the Corporation's matching contribution to the 401(k) retirement plan and amounts paid for unused vacation:

                                                         UNUSED
NAME                          YEAR        401(K)        VACATION
----                          ----        ------        --------

Craig W. Yates                2006        $10,000         $0

Channing L. Smith             2006        $ 5,128         $0

James E. Igo                  2006        $ 6,625       $752

Thomas M. Topley              2006        $ 7,927         $0

     GRANTS OF PLAN BASED AWARDS DURING 2006. There were no grants of stock options to any Named Executive Officer during 2006.

     OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006. The following table sets forth information concerning the exercise of options by the Chief Executive Officer and the other Named Executive Officers during the last fiscal year, as well as the value of such options held by such persons at the end of the fiscal year. None of the Named Executive Officers had any outstanding unvested stock awards.

                            Option Awards
                            ------------------------------------------------------------------
                                                          Equity
                                                          Incentive
                            Number of     Number of       Plan Awards:
                            Securities    Securities      Number of
                            Underlying    Underlying      Securities
                            Unexercised   Unexercised     Underlying
                            Options       Options         Unexercised   Option     Option
                                                          Unearned      Exercise   Expiration
Name                        Exercisable   Unexercisable   Options       Price      Date
----                        -----------   -------------   --------      -----      ----
Craig W. Yates                    0           0             0            $0
Channing L. Smith             5,000           0             0          10.00      10/27/2007
James E. Igo                  3,000           0             0          10.00      10/27/2007
Thomas M. Topley                  0           0             0             0


EXERCISES OF OPTIONS AND VESTING OF SHARES DURING 2006

                                       Option Awards                            Stock Awards
                            -----------------------------------        --------------------------------------
                               Number of                                  Number of
                            Shares Acquired   Value Realized           Shares Acquired       Value Realized
Name                          on Exercise        on Exercise              on Vesting           on Vesting
----                          ----------        -----------               ----------           ----------
Craig W. Yates                     0                $0                        0                    $0
Channing L. Smith                  0                 0                        0                     0
James E. Igo                       0                 0                        0                     0
Thomas M. Topley                  SAR             22,810                      0                     0


PENSION BENEFITS. The following table sets forth information regarding the present value of each Named Executive Officer's accumulated benefit under the Bank's pension plan. None of the Named Executive Officers participate in any nonqualified defined contribution or other nonqualified deferred compensation plan.

                                                          Number of        Present
                                                          Years            Value of         Payments
                                                          Credited         Accumulated      During Last
Name                      Plan Name                       Service          Benefit          Fiscal Year
----                      ---------                       -------          -------          -----------

Craig W. Yates            Farmers & Mechanics Bank           16            $864,852            $0
                          Pension Plan
Channing L. Smith         Farmers & Mechanics Bank           13             280,423             0
                          Pension Plan
James E. Igo              Farmers & Mechanics Bank           15             188,953             0
                          Pension Plan
Thomas M. Topley          Farmers & Mechanics Bank           15             126,085             0
                          Pension Plan


COMPENSATION COMMITTEE, INTERLOCKS AND INSIDER PARTICIPATION

     The Corporation's Compensation Committee serves as the Compensation Committee for executive officers of the Corporation and the Bank. George J. Barber, a director and member of the Compensation Committee, served as President of the Bank from 1973 until his retirement in 1986.

     No member of the Committee is, or was during 2006, an executive officer of another Corporation whose board of directors has a comparable committee on which one of the Corporation's executive officers serves. None of the executive officers of the Corporation is, or was during 2006, a member of a comparable compensation committee of a Corporation of which any of the directors of the Corporation is an executive officer.

COMPENSATION DISCUSSION AND ANALYSIS

     The responsibility of the Compensation Committee of the Corporation is to determine the compensation levels of the executive officers. The overall policy of the executive compensation program is to closely align the compensation paid to executive officers with the short-term and long-term performance goals of the Corporation and to allow the Bank to attract and retain key executives who will drive long-term success and create shareholder value.

     The executive compensation program has in the past included three elements that taken together constitute a flexible and balanced method of establishing a total compensation opportunity for executive officers. These elements are (1) base salary, (2) annual bonus plan award, and (3) long-term incentive award, which in the past have been stock option grants. The Committee determines the level of compensation for each executive annually after reviewing various surveys of compensation paid to executives performing similar duties for depository institutions and their holding companies, with particular focus on the level of compensation paid by comparable institutions in and around the Corporations market area.

     BASE SALARY - Base Salaries of executive officers are established based on the scope of responsibility and competitive market compensation. Based on 2006 performance, all executives received salary increases for 2007 except for Mr. Craig W. Yates. The salary increases for executive officers were increased using the same merit increase percentages applicable to other Bank employees ranging from 3% to 5%.

     ANNUAL BONUS PLAN - The purpose of the annual bonus plan is to provide motivation, and to reward and retain individuals by providing a competitive compensation package. The actual bonus awards for 2006 are shown in the "Bonus" column of the Summary Compensation Table.

     LONG-TERM INCENTIVE PLAN - In past years, stock options have been granted to officers, including executive officers and certain other employees to motivate and to reward them for increases in stockholder value and to align their personal financial interests with those of the stockholders of the Corporation. All stock options have been granted with an exercise price equal to the closing price of FMS Financial Corporation Common Stock on the date of grant. Accordingly, those stock options have value only if the market price of the common stock increases after that date.

     The Compensation Committee anticipates that all compensation paid by the Company is deductible for federal income tax purposes in accordance with the limitations included under the Internal Revenue Code of 1986, as amended ("Code"), including Sections 162(m) (limitations on compensation in excess of $1 and $280 thousand (limitations on payments made in conjunction with a change in control).

     The Company does not maintain employment contracts, severance agreements or change in control agreements for its executive officers. Annually, the President makes his recommendations to the Compensation Committee with respect to salary increases, bonus awards and stock option awards for the Company's executive officers. The Compensation Committee makes a final determination on such matters as well as any compensation actions regarding the President. The President does not participate in the Compensation Committee's deliberations with respect to his compensation arrangements.

COMPENSATION COMMITTEE REPORT

     The Corporation's executive officers consist of Craig W. Yates (President and Chief Executive Officer), Channing L. Smith (Vice President and Chief
Financial Officer), James E. Igo (Senior Vice President and Senior Lending Officer) and Thomas M. Topley (Senior Vice President of Operations and Corporate Secretary). The Compensation Committee of the Corporation determines the compensation of the executive officers. This committee meets at the end of each year to determine the level of any salary increase to take effect as of the beginning of the following year. The committee also approves any perquisites payable to these executive officers. All of the directors, except Craig W. Yates, serve on the Compensation Committee.

     The Compensation Committee has reviewed and discussed the "Compensation Discussion and Analysis" set forth above with management. Based on this review and discussion, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

         Compensation Committee:

                  Dominic W. Flamini
                  George J. Barber
                  Edward Staats
                  Vincent R. Farias
                  Mary Wells
                  Roy D. Yates
                  Joseph W. Clarke, Jr.

BOARD OF DIRECTORS COMPENSATION TABLE

                                                                               CHANGE IN
                                                                             PENSION VALUE
                                                                             & NONQUALIFIED
                                                              NON-EQUITY        DEFERRED
                       FEE EARNED      STOCK      OPTION   INCENTIVE PLAN    COMPENSATION       ALL OTHER
        NAME        OR PAID IN CASH    AWARDS     AWARDS     COMPENSATION       EARNINGS      COMPENSATION (1)    TOTAL
        ----        ---------------    ------     -------  ---------------      --------      ----------------    -----
Roy D. Yates         $18,000           $    -     $    -     $      -          $     -           $      -        $18,000
George J. Barber     $12,000           $    -     $    -     $      -          $     -           $ 12,417        $24,417
Joseph W. Clarke Jr. $12,000           $    -     $    -     $      -          $     -           $      -        $12,000
Vincent R. Farias    $12,000           $    -     $    -     $      -          $     -           $      -        $12,000
Dominic W. Flamini   $12,000           $    -     $    -     $      -          $     -           $ 12,413        $24,413
Edward J. Staats Jr. $12,000           $    -     $    -     $      -          $     -           $      -        $12,000
Mary Wells           $12,000           $    -     $    -     $      -          $     -           $      -        $12,000
Wayne H. Page        $ 8,000           $    -     $    -     $      -          $     -           $ 12,413        $20,413

(1) Amounts paid for Health insurance Premiums

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
----------------------------

     (a) Security Ownership of Certain Beneficial Owners

     The following table sets forth, as of December 31, 2006, persons or groups who own more than 5% of the Common Stock and the ownership of all executive officers and directors of the Corporation as a group. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at December 31, 2006.

                                                                 Percent of
                                                                 Shares of
Name and Address                      Amount and Nature          Common Stock
of Beneficial Owner                   of Beneficial Ownership    Outstanding(%)
-------------------                   -----------------------    --------------

Craig W. Yates                        1,386,889   (1)(2)           21.18%
440 Addison Park Lane
Boca Raton, Florida 33432

Frances E. Yates                      596,700  (1)(3)               9.11%
30 Anna Street
Ocean Ridge, Florida  33435

Roy D. Yates                          467,156 (4)                   7.14%
26 Navajo Road
E. Brunswick, New Jersey 08816

All Executive Officers and Directors  1,960,932(5)                 29.95%
as a Group (11 persons)
----------
(1) Frances E. Yates is the sister of Craig W. Yates. Pursuant to Schedules 13D filed by each individual, each disclaims beneficial ownership of Common Stock owned by the other.
(2) Excludes 210,000 shares owned by adult children. Craig W. Yates disclaims beneficial ownership of shares held by his adult children.
(3) The information as to Frances E. Yates is derived from a Schedule 13D, dated March 1, 2000. Frances Yates has direct ownership of 388,500 shares with sole voting and dispositive power. She also has shared voting and dispositive power for 148,200 shares held in trusts for her two sons. In addition, her former husband, Edward Ackerman, owns 60,000 shares. Mr. Ackerman disclaims beneficial ownership of any shares other than the 60,000 shares he owns.
(4) Roy D. Yates is the nephew of Craig W. Yates. Includes 169,800 shares held as Co-Executor of Estate of Charles B. Yates and 36,606 shares held by minor children of Mr. Roy D. Yates.
(5) Includes shares of Common Stock held directly as well as by spouses or minor children, in trust and other indirect ownership, over which shares the individuals effectively exercise sole voting and investment power, unless otherwise indicated. Includes options to purchase 8,000 shares of Common Stock that may be exercised within 60 days of December 31, 2006 to purchase shares of Common Stock under the 1988 stock option plan.

         (b)      Security Ownership of Management

     The following table provides information as of December 31, 2006 concerning ownership of the Corporation's Common Stock (which constitutes its only class of equity securities) each of its directors, the Named Executive Officers and all executive officers and directors as a group. Each person listed has sole voting and investment power with respect to the shares listed across from his name except as noted otherwise.

                                            Beneficial Ownership (1)
                                      -----------------------------------------
                                                              Percentage of
                                                              Shares
 Name                                 Number of Shares        Outstanding (2)
 ----                                 ----------------        ---------------

 Vincent R. Farias                          4,525                 (7)
 George J. Barber                          21,157                 (7)
 Dominic W. Flamini                         1,100                 (7)
 Roy D. Yates                             467,156  (3)            7.14%
 Joseph W. Clarke, Jr.                        200                 (7)
 Edward J. Staats, Jr.                     10,000                 (7)
 Mary Wells                                   835                 (7)
 Craig W. Yates                         1,386,889  (4)           21.18%
 James E. Igo                              34,747  (5)            (7)
 Thomas M. Topley                          15,655                 (7)
 Channing L. Smith                         18,668  (6)            (7)

 All directors and executive            1,960,932                29.95%
   Officers as a group (11 persons)

--------------
(1) Beneficial ownership as of December 31, 2006. Includes shares of Common Stock held directly as well as by spouses or minor children, in trust, and other indirect ownership, over which shares the individuals effectively exercise sole or shared voting and investment power, unless otherwise indicated.
(2) In calculating percentage ownership for a given individual or group of individuals, the number of shares of the Common Stock outstanding includes unissued shares subject to options exercisable within 60 days of December 31, 2006 held by that individual or group.
(3)  Roy D. Yates is the nephew of Craig W. Yates.
(4) Excludes 210,000 shares owned by adult children. Craig W. Yates disclaims beneficial ownership of shares held by his adult children.
(5) Includes options to acquire 3,000 shares that may be exercised within 60 days of December 31, 2006 for Mr. Igo.
(6) Includes options to acquire 5,000 shares that may be exercised within 60 days of December 31, 2006 for Mr. Smith.
(7)  Less than 1% of Common Stock Outstanding

     (c)  Changes in Control

          Other than the pending merger with Beneficial, management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Registrant.

     (d)  Securities Authorized for Issuance Under Equity Compensation Plans.

          See Item 5(a).

ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
--------------------------------------------------------------------------------
INDEPENDENCE
------------

     The Bank, like many financial institutions, grants loans to its officers and directors. All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Corporation. Savings institutions are permitted to make loans to executive officers, directors and principal shareholders ("insiders") on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate. The Bank maintains a benefits program whereby mortgage loans are offered to all employees and directors at a discount of the then-prevailing rate at the time of grant. This rate is only available during the term of the employee's employment or the director's board membership. Upon termination, resignation or retirement, the rate reverts to the market rate that existed at the time the loan is granted. All other loans to insiders have been made in the ordinary course of business, and on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features.

     Set forth below is certain information relating to loans made on preferential terms to executive officers and directors of the Corporation and its subsidiaries whose total aggregate loan balances exceeded $120,000 at any time during the year ended December 31, 2006.

                                                                          Highest                               Market
                                                              Original    Unpaid Balance                        Interest
                                                 Date         Loan        Since        Balance at  Interest     Rate at Date
Name and Position          Loan Type             Originated    Amount     12/31/05     12/31/06    Rate Paid    Originated (%)
-----------------          ---------             ----------   --------    -----------  --------    ---------    --------------
James E. Igo               First mortgage on
  Senior Vice President    primary residence     08/01/03     $169,000     $129,854    $112,405      3.625%        4.625%
  and Senior Lending
  Officer
Thomas M. Topley           First Mortgage on     04/08/03     $200,000     $159,640    $151,254      3.750%        4.750%
  Senior Vice President    primary residence
  of Operations and
  Corporate Secretary

DIRECTOR INDEPENDENCE

     The Board of Directors has determined that all of its members other than Mr. Craig W. Yates are "independent directors" in accordance with the standards of the Nasdaq Global Market. There are no directors that are members of the Audit, Compensation or Nominating Committees that are not independent in accordance with the standards established by the Nasdaq Global Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-----------------------------------------------

     Effective July 30, 2002, the Securities and Exchange Act of 1934 was amended by the Sarbanes-Oxley Act of 2002 to require all auditing services and non-audit services provided by an issuer's independent auditor to be approved by the issuer's audit committee prior to such services being rendered or to be approved pursuant to pre-approval policies and procedures established by the issuer's audit committee. The Audit Committee has not adopted any pre-approval policies and procedures for audit and non-audit services to be performed by the independent accountants. Such services are approved in advance by the Audit Committee itself. No services were approved pursuant to the de minimus exception of the Sarbanes-Oxley Act of 2002.

     Audit Fees. The aggregate fees billed by Grant Thornton LLP for professional services rendered for the audit of the Corporation's annual consolidated financial statements and for the review of the consolidated financial statements included in the Corporation's Quarterly Reports on Form 10-Q for the fiscal year ended December 31, 2006 were $183,750

     The aggregate fees billed by PwC for professional services rendered for the audit of the Corporation's annual consolidated financial statements and for the review of the consolidated financial statements included in the Corporation's Quarterly Reports on Form 10-Q for the fiscal years ended December 31, 2006 and 2005 were $22,000 and $210,536, respectively.

     Audit Related Fees. There were no fees billed by Grant Thornton LLP for assurance and related services related to the audit of the annual financial statements or to the review of the quarterly financial statements for the year ended December 31, 2006.

     There were no fees billed by PwC for assurance and related services related to the audit of the annual financial statements or to the review of the quarterly financial statements for the years ended December 31, 2006 and 2005.

     Tax Fees. There were no fees billed by Grant Thornton LLP for professional services rendered for tax compliance, tax advice or tax planning for the year ended December 31, 2006.

     There were no fees billed by PwC for professional services rendered for tax compliance, tax advice or tax planning for the years ended December 31, 2006 and 2005.

     All Other Fees. There were no fees billed by Grant Thornton LLP for professional services rendered for services or products other than those listed under the captions "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the year ended December 31, 2006.

     There were no fees billed by PwC for professional services rendered for services or products other than those listed under the captions "Audit Fees," "Audit-Related Fees" and "Tax Fees" for the years ended December 31, 2006 and 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
---------------------------------------------------

     (a) Listed below are all financial statements and exhibits filed as part of this report, and are incorporated by reference.

          1. The consolidated statements of financial condition of FMS Financial Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2006, together with the related notes and the Independent Registered Public Accounting Firms' auditors' report of PricewaterhouseCoopers LLP with respect to 2005 and Grant Thornton LLP with respect to 2006.

          2.   Schedules omitted, as they are not applicable.

          3.   Exhibits

               The following Exhibits are filed as part of this report:

               2        Agreement and Plan of Merger ***
               3.1      Certificate of Incorporation*
               3.2      Bylaws*
               10.1     Stock Option and Incentive Plan**
               21       Subsidiaries of the Registrant
               23.1     Consent of Grant Thornton LLP
               23.2     Consent of PricewaterhouseCoopers LLP
               31       Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              -------
               *        Incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-24340.
               **       Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-24340.
               ***      Incorporated by References to the Registrant's Form 8-K filed with the SEC on October 13, 2006.

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                                                           PAGE
                                                                           ----
Report of Independent Registered Public Accounting Firm....................F-1
Report of Independent Registered Public Accounting Firm....................F-2
Consolidated Statements of Financial Condition.............................F-4
Consolidated Statements of Operations......................................F-5
Consolidated Statements of Cash Flows......................................F-6
Consolidated Statements of Changes in Stockholders' Equity.................F-7
Notes to Consolidated Financial Statements.................................F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
FMS Financial Corporation


     We have audited the accompanying consolidated statement of financial condition of FMS Financial Corporation and Subsidiary (the "Company") as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of FMS Financial Corporation and Subsidiary as of December 31, 2006 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company has adopted Financial Accounting Standards Board Statement (FASB) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R) in 2006.

/s/ Grant Thornton LLP

Grant Thornton LLP
Philadelphia, PA
March 12, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of FMS Financial Corporation:

In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of operations, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of FMS Financial Corporation and its subsidiaries ("the Company") at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, N.Y.
March 24, 2006

CONSOLIDATED SUMMARY OF QUARTERLY EARNINGS (UNAUDITED)

The following table presents summarized quarterly data for 2006 and 2005:

-----------------------------------------------------------------------------------------------------------------------
                                           1ST                2ND               3RD                4TH         TOTAL
                2006                     QUARTER            QUARTER           QUARTER            QUARTER        YEAR
-----------------------------------------------------------------------------------------------------------------------
                                                         (IN THOUSANDS, EXCEPT PER AMOUNTS)
Total interest income                     $ 15,177          $ 15,294           $ 15,436          $ 15,086     $ 60,993
Total interest expense                       6,345             6,710              7,129             7,231       27,415
                                          --------          --------           --------          --------     --------
Net interest income                          8,832             8,584              8,307             7,855       33,578
Provision for loan losses                       90                90                 90                60          330
                                          --------          --------           --------          --------     --------
Net interest income after provision
    for loan losses                          8,742             8,494              8,217             7,795       33,248
Total non-interest income                    1,398             1,922              1,793             2,051        7,164
Total non-interest expense                   7,944             7,945              8,027             7,810       31,726
                                          --------          --------           --------          --------     --------
Income before income taxes                   2,196             2,471              1,983             2,036        8,686
Federal and state income taxes                 862               961                736               808        3,367
                                          --------          --------           --------          --------     --------
Net income                                $  1,334          $  1,510           $  1,247          $  1,228     $  5,319
                                          --------          --------           --------          --------     --------
Basic earnings per common share           $   0.20          $   0.23           $   0.19          $   0.20     $   0.82
                                          ========          ========           ========          ========     ========
Diluted earnings per common share         $   0.20          $   0.23           $   0.19          $   0.19     $   0.81
                                          ========          ========           ========          ========     ========

-----------------------------------------------------------------------------------------------------------------------
                                           1ST                2ND               3RD                4TH          TOTAL
                2005                     QUARTER            QUARTER           QUARTER            QUARTER        YEAR
-----------------------------------------------------------------------------------------------------------------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total interest income                     $ 14,017          $ 14,327           $ 14,598          $ 14,964     $  57,906
Total interest expense                       4,967             5,134              5,420             6,016        21,537
                                          --------          --------           --------          --------     ---------
Net interest income                          9,050             9,193              9,178             8,948        36,369
Provision for loan losses                       90                90                 90                90           360
                                          --------          --------           --------          --------     ---------
Net interest income after provision
    for loan losses                          8,960             9,103              9,088             8,858        36,009
Total non-interest income                    1,308             1,416              1,373             1,326         5,423
Total non-interest expense                   7,382             7,395              7,585             7,705        30,067
                                          --------          --------           --------          --------     ---------
Income before income taxes                   2,886             3,124              2,876             2,479        11,365
Federal and state income taxes               1,185             1,282              1,170             1,010         4,647
                                          --------          --------           --------          --------     ---------
Net income                                $  1,701          $  1,842           $  1,706          $  1,469     $   6,718
                                          ========          ========           ========          ========     =========

Basic earnings per common share           $   0.26          $   0.28           $   0.26          $   0.23     $    1.03
                                          ========          ========           ========          ========     =========

Diluted earnings per common share         $   0.26          $   0.28           $   0.26          $   0.23     $    1.03
                                          ========          ========           ========          ========     =========

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

-----------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                              2006                     2005
-----------------------------------------------------------------------------------------------------------------------------

ASSETS
-----------------------------------------------------------------------------------------------------------------------------

             Cash and amounts due from depository institutions                        $   55,269,961         $   54,544,693
             Interest-bearing deposits                                                     1,052,911                 27,874
             Short term funds                                                             53,438,325             39,268,382
                                                                                      --------------         --------------
                  Total cash and cash equivalents                                        109,761,197             93,840,949

             Investment securities held to maturity                                      428,441,417            483,536,309
             Investment securities available for sale                                    146,005,715            155,632,095
                                                                                      --------------         --------------
                  Total investment securities                                            574,447,132            639,168,404

             Loans, net                                                                  450,099,184            442,571,357
             Accrued interest receivable                                                   6,372,354              6,224,371
             Federal Home Loan Bank stock                                                  6,313,520              8,248,420
             Office properties and equipment, net                                         33,738,928             34,801,087
             Deferred income taxes                                                         4,094,838              2,607,641
             Core deposit intangible                                                       1,159,614              1,875,822
             Prepaid expenses and other assets                                             2,125,656              1,925,324
                                                                                      --------------         --------------
TOTAL ASSETS                                                                          $1,188,112,423         $1,231,263,375
                                                                                      ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------
Liabilities:
             Interest-bearing deposits                                                $  738,896,140         $  759,991,442
             Noninterest-bearing deposits                                                194,206,626            187,075,982
                                                                                      --------------         --------------
                Total deposits                                                           933,102,766            947,067,424
             Securities sold under agreements to repurchase                              115,000,000            175,000,000
             FMS Statutory Trust I and II debentures                                      51,548,000             25,774,000
             Advances by borrowers for taxes and insurance                                 2,086,128              2,132,320
             Accrued interest payable                                                      1,467,745              1,378,353
             Dividends payable                                                               195,849                195,486
             Other liabilities                                                             6,351,377              4,633,516
                                                                                      --------------         --------------
             Total liabilities                                                         1,109,751,865          1,156,181,099
                                                                                      ==============         ==============

Stockholders' Equity:
             Preferred stock - $.10 par value 5,000,000 shares authorized;  none issued
             Common stock - $.10 par value 10,000,000 shares  authorized; shares issued 8,022,892 and 8,006,392 and shares outstanding 6,529,313
                and 6,515,110 as of December 31, 2006 and 2005, respectively                 802,289                800,639
             Additional paid-in capital                                                    8,930,731              8,767,381
             Accumulated other comprehensive loss- net of deferred income taxes           (2,485,410)            (1,099,630)
             Retained earnings                                                            82,120,391             77,583,683
             Less:  Treasury stock (1,493,579 and 1,491,282 shares, at cost, as of
                December 31, 2006 and 2005 respectively)                                 (11,007,443)           (10,969,797)
                                                                                      --------------         --------------
 Total stockholders' equity                                                               78,360,558             75,082,276
                                                                                      --------------         --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $1,188,112,423         $1,231,263,375
                                                                                      ==============         ==============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                        2006                  2005                 2004
------------------------------------------------------------------------------------------------------------------
INTEREST  INCOME:
Interest income on:
 Loans                                                          $27,801,801        $25,906,502        $ 24,634,462
 Mortgage-backed securities                                      12,559,180         14,629,526          17,388,728
 Investments
     Taxable                                                     20,254,674         17,192,737          13,758,077
     Tax exempt                                                     377,265            177,550              38,143
                                                                -----------        -----------        ------------
Total interest income                                            60,992,920         57,906,315          55,819,410
                                                                -----------        -----------        ------------

INTEREST EXPENSE:
Interest expense on:
 Deposits                                                        16,083,899         11,418,289           7,754,391
 Borrowings                                                       7,753,044          8,293,015           9,290,862
 Long-term debt                                                   3,577,511          1,826,092           1,368,591
                                                                -----------        -----------        ------------
Total interest expense                                           27,414,454         21,537,396          18,413,844
                                                                -----------        -----------        ------------

NET INTEREST INCOME                                              33,578,466         36,368,919          37,405,566
PROVISION FOR LOAN LOSSES                                           330,000            360,000             330,000
                                                                -----------        -----------        ------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                              33,248,466         36,008,919          37,075,566
                                                                -----------        -----------        ------------

NON-INTEREST INCOME:
 Service charges on accounts                                      5,811,341          5,274,330           5,197,949
 Gain (Loss) on sale/disposal of fixed assets                       837,335            (6,769)              46,080
 Gain on sale of investment securities                              364,621                  -             682,880
 Other income                                                       150,118            155,667             132,779
                                                                -----------        -----------        ------------
Total non-interest income                                         7,163,415          5,423,228           6,059,688
                                                                -----------        -----------        ------------

NON-INTEREST EXPENSE:
 Salaries and employee benefits                                  19,027,244         18,012,670          16,877,722
 Occupancy and equipment                                          6,103,445          5,587,270           5,383,883
 Purchased services                                               2,869,212          2,810,218           2,850,118
 Professional fees                                                  770,702            754,127             662,180
 Amortization of core deposit intangible                            716,208            716,208             716,208
 Office supplies                                                    618,608            669,130             573,447
 Other expenses                                                     609,707            632,481             588,887
 Telecommunications                                                 555,701            456,107             303,586
 Advertising                                                        455,268            429,263             429,093
                                                                -----------        -----------        ------------
Total non-interest expense                                       31,726,095         30,067,474          28,385,124
                                                                -----------        -----------        ------------

INCOME BEFORE INCOME TAXES                                        8,685,786         11,364,673          14,750,130
INCOME TAXES                                                      3,366,746          4,646,441           5,981,901
                                                                -----------        -----------        ------------
NET INCOME                                                      $ 5,319,040        $ 6,718,232        $  8,768,229
                                                                ===========        ===========        ============

BASIC EARNINGS PER COMMON SHARE                                 $      0.82        $      1.03        $       1.35
                                                                ===========        ===========        ============
DILUTED EARNINGS PER COMMON SHARE                               $      0.81        $      1.03        $       1.34
                                                                ===========        ===========        ============
DIVIDENDS DECLARED PER COMMON SHARE                             $      0.12        $      0.12        $       0.12
                                                                ===========        ===========        ============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------
YEARS ENDED DECEMBER 31,                                                           2006              2005               2004
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
Net income                                                                    $   5,319,040     $   6,718,232      $   8,768,229
Adjustments to reconcile net income to net cash by provided
operating activities:
 Provision for loan losses                                                          330,000           360,000            330,000
 Amortization and accretion of premiums and discounts on investments, net           309,693         1,751,762          4,382,268
 Amortization and accretion of other fees and costs                                 763,006           807,312            769,567
 Depreciation                                                                     2,003,485         2,007,918          1,965,197
Realized (gains) and losses on:
 Sale of loans                                                                            -                 -               (229)
 Sale and disposal of fixed assets                                                 (837,335)            6,769            (46,080)
 Sale of investment securities                                                     (364,621)                -           (682,880)
 Sale of real estate owned                                                              455                 -               (654)
(Increase) Decrease in accrued interest receivable                                 (147,983)           97,736         (1,118,359)
(Increase) Decrease in prepaid expenses and other assets                           (200,332)          510,056           (347,619)
Increase (Decrease) in accrued interest payable                                      89,392           131,692            (72,840)
(Decrease) Increase  in other liabilities                                           562,791         1,833,368            (21,078)
Benefit for deferred income taxes                                                (1,487,197)         (457,199)          (106,533)
                                                                              -------------     -------------      -------------
  Net cash provided by operating activities                                       6,340,394        13,767,646         13,818,989
                                                                              -------------     -------------      -------------

INVESTING ACTIVITIES:
Proceeds from sale of:
 Education loans                                                                          -                 -             60,279
 Real estate owned                                                                  157,761                 -             48,948
 Office property and equipment                                                    1,640,592             3,111            238,871
 Investment securities                                                           12,206,808                 -         22,870,336
Principal collected and proceeds from maturities of investment securities
  held to maturity                                                               59,104,971       266,172,752        250,288,555
Principal collected and proceeds from maturities of investment securities
  available for sale                                                             19,248,254       112,499,244         71,614,876
Principal collected on loans, net                                                97,047,011        93,277,149        110,121,450
Loans originated or acquired                                                   (105,109,852)     (117,423,133)      (126,679,593)
Purchase of investment securities and mortgage-backed securities
   held to maturity                                                             (16,014,543)     (226,985,664)      (232,157,961)
Purchase of investment securities and mortgage-backed securities available
   for sale                                                                     (10,000,000)     (128,868,417)       (88,703,074)
Redemption of Federal Home Loan Bank stock                                        1,934,900         2,001,700          1,559,500
Purchase of office property and equipment                                        (1,744,583)       (6,071,651)        (1,476,146)
                                                                              -------------     -------------      -------------
Net cash provided (used) by investing activities                                 58,471,319        (5,394,909)         7,786,041
                                                                              -------------     -------------      -------------

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits and savings accounts                 (33,865,777)        4,417,156         65,584,898
Net increase (decrease) in time deposits                                         19,901,119         1,143,448        (17,084,576)
Net decrease in FHLB advances                                                             -       (10,000,000)        (1,191,047)
Repayment of securities sold under agreement to repurchase, net                 (60,000,000)      (20,000,000)       (30,000,000)
Net proceeds from issuance of trust capital securities                           25,774,000                 -                  -
(Decrease) Increase in advances from borrowers for taxes and insurance              (46,192)          (68,037)            57,858
Purchase of treasury stock                                                          (37,646)          (34,798)                 -
Dividends paid on common stock                                                     (781,969)         (780,298)          (779,240)
Net proceeds from issuance of common stock                                          165,000           213,385             49,796
                                                                              -------------     -------------     --------------
 Net cash (used) provided by financing activities                               (48,891,465)      (25,109,144)        16,637,689
                                                                              -------------     -------------     --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                 15,920,248       (16,736,407)        38,242,719
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
                                                                                 93,840,949       110,577,356         72,334,637
                                                                              -------------     -------------     --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 109,761,197     $  93,840,949     $  110,577,356
                                                                              =============     =============     ==============
Supplemental Disclosures:
 Cash paid for:
  Interest on deposits, advances, and other borrowings                           27,325,062        21,405,704         18,486,684
  Income taxes                                                                    3,538,800         4,727,200          5,450,000
 Non-cash investing and financing activities:
  Dividends declared and not paid at year end                                       195,849           195,486            195,063
  Non-monetary transfers from loans to real estate owned through foreclosure        158,216                 -                  -


See notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------------
FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                              Common                               Accumulated                                  Total
                              shares      Common       Paid-in    comprehensive    Retained        Treasury  Stockholders'
                            outstanding    stock       capital    income (loss)    earnings         stock       Equity
-----------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2003          6,485,877    797,506     8,507,333       802,239       63,657,664   (10,934,999)  62,829,743
Net income                                                                           8,768,229                  8,768,229
Other comprehensive
  income, net of tax
  benefit of $331,228
  Unrealized loss
  on securities available
  for sale                                                           (531,455)                                   (531,455)
                                                                                                              -----------
Total comprehensive
  income                                                                                                        8,236,774

Dividends declared                                                                    (779,694)                  (779,694)
Exercise of stock options       16,233      1,623        48,173                                                    49,796
 ----------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2004          6,502,110    799,129     8,555,506       270,784       71,646,199   (10,934,999)  70,336,619
Net income                                                                           6,718,232                  6,718,232
Other comprehensive
  income, net of tax
  benefit of $946,428
  Unrealized loss
  on securities available
  for sale                                                         (1,370,414)                                 (1,370,414)
                                                                                                              -----------
Total comprehensive
  income                                                                                                        5,347,818

Dividends declared                                                                    (780,748)                  (780,748)
Exercise of stock options       15,100      1,510       211,875                                                   213,385
Purchase of common stock        (2,100)                                                              (34,798)     (34,798)
-----------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2005          6,515,110   $800,639    $8,767,381   $(1,099,630)     $77,583,683  $(10,969,797) $75,082,276
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                           5,319,040                  5,319,040
Other comprehensive loss
  Unrealized loss
  on securities available
  for sale, net of tax
  benefit of $94,246                                                 (136,465)                                   (136,465)
Adjustment to initially
  apply SFAS 158, net of
  tax benefit of $862,779                                          (1,249,315)                                 (1,249,315)
                                                                                                              -----------
Total comprehensive
  income                                                                                                        3,933,260

Dividends declared                                                                    (782,332)                  (782,332)
Exercise of stock options       16,500      1,650       163,350                                                   165,000
Purchase of common stock        (2,297)                                                              (37,646)     (37,646)
-----------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2006          6,529,313   $802,289    $8,930,731   $(2,485,410)     $82,120,391  $(11,007,443) $78,360,558
=============================================================================================================================

See notes to consolidated financial statements.

FMS  FINANCIAL  CORPORATION  AND  SUBIDIARY  NOTES  TO  CONSOLIDATED   FINANCIAL
STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIESNATURE OF BUSINESS

     FMS Financial Corporation, a New Jersey corporation, headquartered in Burlington, New Jersey, is the holding company for Farmers & Mechanics Bank ("Bank"). The Bank's principal business is attracting customer deposits from the general public through its forty-two branches and investing these deposits, together with funds generated from operations, primarily in residential and commercial mortgage loans, consumer, commercial business and construction loans and U.S. Government agency notes and mortgage-related securities.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements include the accounts of FMS Financial Corporation ("Corporation") and Farmers & Mechanics Bank. Material intercompany accounts and transactions have been eliminated from the consolidated financial statements.

REGULATORY  AUTHORITIES
     The regulatory agency overseeing savings institutions is the Office of Thrift Supervision ("OTS") and the deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

     At periodic intervals, both the OTS and the FDIC routinely examine the Corporation as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Corporation's financial statements be adjusted in accordance with their findings. In addition, the Corporation is subject to regulations of the Securities and Exchange Commission ("SEC").

CASH  AND  CASH  EQUIVALENTS
     Cash and cash equivalents include cash and interest-bearing amounts due from depository institutions and short-term funds. Interest-bearing deposits are deposits with banks that have an original maturity of 90 days or less. Short-term funds are money market funds and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash and cash equivalents exclude reverse repurchase agreements, which are generally classified as investments held to maturity. The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Bank. The amount of those balances for the reserve computation periods, which include December 31, 2006 and 2005, were $24.2 million and $21.8 million, respectively. These requirements were satisfied through the balance of vault cash and a balance at the Federal Home Loan Bank.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES
     Investments classified as available for sale are reported at the current market value with net unrealized gains and losses, net of applicable tax effects, added to or deducted from the Corporation's total stockholders' equity and comprehensive income until realized. Gains and losses on the sale of investment securities are recognized utilizing the specific identification method.

     Investment and mortgage-backed securities classified as held to maturity are recorded at cost, adjusted for amortization of premiums or accretion of discounts. Premiums and discounts are amortized using a method which in total approximates the interest method. The Corporation has the intent and ability to hold these securities to maturity.

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
     The Bank invests excess funds in securities purchased under agreements to resell (reverse repurchase agreements). Generally, the maturity date of the reverse repurchase agreement is less than 90 days. Due to the short-term nature of the agreement, the Bank does not take possession of the securities; instead, the securities are held in safekeeping by the Bank's agent. The carrying value of the agreements approximates fair market value because of the short maturity of the investment.

LOANS,  NET
     Loans are reported at principal outstanding balance net of deferred loan origination costs and the allowance for loan losses. The Bank recognizes interest income on loans when earned. All loans which are 90 days delinquent as to principal and/or interest are placed on a non-accrual status and all previously accrued interest is reversed. Such interest ultimately collected is recorded as income in the period of recovery. Loans classified as impaired or trouble debt restructured, excluding loans classified as non-accrual, accrue interest daily under their original or modified terms.

ALLOWANCE FOR LOAN LOSSES
     An allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses inherent in the portfolio based upon the portfolio's past loss experience, current economic conditions and other relevant factors. When collection of a loan's principal balance or portion thereof is considered doubtful, management charges the allowance for loan losses based on their assessment of the loan's underlying collateral, if collateral dependent, or present value of estimated future cash flows. While management uses the best information available to make evaluations about the adequacy of the allowance for loan losses, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

     The Bank considers a loan impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments on principal or interest when due according to the contractual terms of the loan agreement. Loans are measured for impairment based on the loans underlying collateral, if collateral dependent, or present value of estimated future cash flows. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.

REAL ESTATE  OWNED
     Real estate owned consists of properties acquired by, or in-lieu of, foreclosure. These assets are carried at the lower of cost or estimated fair value at the time the loan is foreclosed less estimated cost to sell. The amounts recoverable from real estate owned could differ materially from the amounts used in arriving at the net carrying value of the assets because of future market factors beyond the control of the Bank. Costs to improve the property are capitalized, whereas costs of holding the property are charged to expense.

OFFICE PROPERTIES AND EQUIPMENT
     Office properties and equipment are recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the assets as follows: buildings and improvements range from 10 to 30 years, furniture, fixtures, and equipment range from 3 to 10 years, computers are 3 years and leasehold improvements are over the shorter of the useful life or the term of the lease. The costs of maintenance and repairs are expensed as they are incurred. Renewal and improvement costs are capitalized. In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets,"
long-lived assets are evaluated for impairment by management on an ongoing basis. Impairment may occur whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

DEFERRED LOAN FEES
     All loan fees and related direct loan origination costs are deferred. Deferred loan fees and costs are capitalized and amortized as a yield adjustment over the life of the loan using the interest method. Amortization of deferred loan fees cease while a loan is on non-accrual status.

CORE DEPOSIT  INTANGIBLE

     Core deposit  intangible  assets of $3.6 million are  amortized  over their useful life of five years using the straight-line method. Accumulated amortization was $2.4 million and $1.7 million as of December 31, 2006 and 2005, respectively. Amortization expenses for each of the years ended December 31, 2006, 2005 and 2004 was $716 thousand. Amortization expense is expected to be $716 thousand and $443 thousand for the years ended December 31, 2007 and 2008, respectively. Intangibles are tested for impairment annually. There has been no impairment recorded.

INCOME TAXES
     The Corporation computes its taxable income for both financial reporting and federal and state tax purposes on the accrual basis. Income taxes for financial reporting purposes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes". The asset and liability approach underlying SFAS No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of the Company's assets and liabilities. These differences between pretax accounting income and taxable income for return purposes consist primarily of the calculations for loan loss allowance, real estate losses, depreciation, recognition of income and expenses associated with loan origination, profit recognition on discounted mortgages and securities income. Management believes the existing net deductible temporary differences which give rise to the net deferred income tax assets are realizable on a more likely than not basis.

SECURITIES  SOLD  UNDER  AGREEMENTS  TO  REPURCHASE
     Securities sold under agreements to repurchase are treated as debt and are reflected as a liability in the Consolidated Statements of Financial Condition. The book value of securities pledged to secure the repurchase agreements remain in the securities portfolio.

ADVERTISING COSTS
     Advertising costs are expensed as incurred.

SEGMENT REPORTING

     SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way business enterprises report information about operating segments in annual financial statements. The Bank has one operating segment, "Community Banking." All of the Bank's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Bank supports the others. For example, commercial lending is dependent upon the ability of the Bank to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer, residential and multi-family/non-residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the Bank as one operating segment.

RECLASSIFICATIONS
     Certain items in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the presentation in the 2006 consolidated financial statements. There was no impact on net income or stockholders' equity for the reclassifications.

EARNINGS PER SHARE
     Statement  of  Financial  Accounting  Standards  No.  128 (SFAS  No.  128),
"Earnings per Share" ("EPS"), requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Corporation has presented both basic and diluted earnings per share in the consolidated statements of operations. The reconciliation of the outstanding shares is presented in the earnings per share footnote.

REPURCHASE  PLAN
     The Corporation announced a Stock Repurchase Plan on September 28, 2005. The Board of Directors of the Corporation authorized the repurchase of up to 200,000 shares of common stock in the open market. The timing of shares repurchased will depend on a number of factors including, without limitation, price, corporate and regulatory requirements and market conditions. The stock repurchase program does not have an expiration date and may be limited or terminated without prior notice.

RECENTLY ISSUED ACCOUNTING STANDARDS
     In December 2004, the Financial  Accounting  Standards  Board (FASB) issued
Statement of Financial Accounting Standard (SFAS) No. 123R, "Share-Based Payment" (SFAS 123R). This statement is a revision of SFAS 123, "Accounting for Stock-Based Compensation," and supersedes APR Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The adoption of this standard had no effect on the Company's consolidated financial statements as no stock options have been issued since 1998 and all outstanding stock options are fully vested.

     In May 2005, the FASB issued Statement No. 154 (SFAS 154), "Accounting Changes and Error Corrections". SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, with early adoption permitted. The Corporation's adoption of SFAS 154 did not have a material impact on the Company's consolidated financial statements.

     In November 2005, the FASB issued FASB Staff Position ("FSP") SFAS 115-1 and 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." This FSP nullifies certain requirements of EITF-03-01 on this topic and provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also required certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP SFAS 115-1 and 124-1 was effective for reporting periods beginning after December 15, 2005. Adoption of the FSP did not have a material impact on the Company's consolidated financial statements.

     In March 2006,  the FASB issued  Statement No. 156 (SFAS 156),  "Accounting for Servicing of Financial Assets". SFAS 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and will not have a material impact on the Company's consolidated financial statements.

     In July 2006, FASB issued FASB Interpretation (FIN 48), "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is currently under evaluation by the Company and is not expected to have a material impact on the Company's consolidated financial statements.

     In September 2006, FASB issued Statement No. 157 (SFAS 157), "Fair Value Measurements". SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. This Statement does not require any new fair value measurements; however, it may change current practices related to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and is not expected to have a material impact on the Company's consolidated financial statements.

     In September 2006, FASB Issued Statement No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company adopted this Statement effective December 31, 2006. The impact on the Company's consolidated financial statement was to recognize and record a liability of $2.1 million for the underfunded pension and postretirement costs at December 31, 2006.

     In September 2006, the SEC staff issued Staff Accounting Bulletin No.108 (SAB 108) "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Company's financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition requires full disclosure as to the nature and amount of each individual error being corrected. SAB 108 was adopted by the Company during 2006 and did not have a material impact on the Company's consolidated financial statements.

     In February 2007, FASB Issued Statement No. 159 (SFAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB No. 115". SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for the beginning of the first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact on the Company's consolidated financial statements.

MERGER ANNOUNCED

     FMS Financial Corporation announced on October 13, 2006 that it has agreed to merge with Philadelphia based Beneficial Mutual Savings Bank ("Beneficial"). Under the terms of the merger agreement, Beneficial will conduct a minority stock offering to its depositors, our shareholders and the public and immediately thereafter will acquire FMS Financial Corporation. Upon completion of the merger, Farmers & Mechanics Bank will be merged with and into Beneficial Mutual Savings Bank. The merger, which is expected to close mid-year 2007, will significantly expand the network of neighborhood branches and ATM locations available to our customers across the greater Delaware Valley area.

     Beneficial Mutual Bancorp, Inc. will file a registration statement, which will include a prospectus for the minority stock offering and a proxy statement/prospectus to be mailed to shareholders of FMS in connection with the solicitation of their approval of the merger agreement and their merger, and other relevant documents with the Securities and Exchange Commission with respect to the minority stock offering and the merger.

2. EARNINGS PER SHARE

     The following table sets forth the calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2005 and 2004.

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                               2006             2005              2004
--------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
Net income available to common shareholders                    $5,319,040        $6,718,232        $8,768,229

Average common shares outstanding                               6,517,747         6,504,143         6,495,218

Net income per common share                                         $0.82             $1.03             $1.35

DILUTED EARNINGS PER SHARE:
---------------------------
Net income available to common shareholders
on a diluted basis                                             $5,319,040        $6,718,232        $8,768,229

Average common shares outstanding                               6,517,747         6,504,143         6,495,218
Additional shares considered in diluted
computation assuming exercise of stock options                      9,185            16,495            34,251
                                                               ----------        ----------        ----------
Adjusted weighted average common shares outstanding             6,526,932         6,520,638         6,529,469

Net income per common share                                         $0.81             $1.03             $1.34



3. INVESTMENT SECURITIES HELD TO MATURITY

     A comparison of amortized cost and estimated market value of investment securities held to maturity at December 31, 2006 and 2005 are as follows:

                                                 DECEMBER 31, 2006
                        --------------------------------------------------------------------
                                                 GROSS           GROSS          ESTIMATED
                              AMORTIZED        UNREALIZED      UNREALIZED         MARKET
                                 COST            GAINS           LOSSES           VALUE
--------------------------------------------------------------------------------------------
U.S. Gov't agencies        $ 197,325,677        $      -     $ (2,778,005)    $ 194,547,672

Agency MBS's                 118,913,950         538,065       (1,472,350)      117,979,665

CMO'S                         60,057,762               -       (1,903,220)       58,154,542

Pass through
certificates                  45,553,222           4,323       (1,204,033)       44,353,512

Municipal bonds                6,590,806           1,136                -         6,591,942
--------------------------------------------------------------------------------------------
 Total                     $ 428,441,417      $  543,524     $ (7,357,608)    $ 421,627,333
============================================================================================
                                                 DECEMBER 31, 2005
                        --------------------------------------------------------------------
                                                 GROSS           GROSS          ESTIMATED
                              AMORTIZED        UNREALIZED      UNREALIZED         MARKET
                                 COST            GAINS           LOSSES           VALUE
--------------------------------------------------------------------------------------------
U.S. Gov't agencies        $ 192,328,423      $   20,699     $ (2,164,668)    $ 190,184,454

Agency MBS's                 157,095,589       1,310,736       (1,790,650)      156,615,675

CMO'S                         71,621,287               -       (1,973,989)       69,647,298

Pass through
certificates                  51,100,285           9,879       (1,250,682)       49,859,482

Municipal bonds               11,390,725           2,302                -        11,393,027
--------------------------------------------------------------------------------------------
Total                      $ 483,536,309     $ 1,343,616     $ (7,179,989)    $ 477,699,936
============================================================================================

     During 2006, the Bank sold $11.8 million of MBS's held to maturity, which resulted in a realized gain of $365 thousand. The sale of these securities qualified as maturities in accordance with FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as the Bank had already collected a substantial portion (in excess of 85%) of the principal due of the scheduled payments and prepayments. The Bank has the intent and ability to hold these securities to maturity. The amortized cost and estimated market value of investments held to maturity at December 31, 2006, by contractual maturity, are shown in the following table. Expected maturities may differ as borrowers have the right to call or prepay certain obligations.

                             DECEMBER 31, 2006
                      --------------------------------
                         AMORTIZED       ESTIMATED
                            COST       MARKET VALUE
------------------------------------------------------
Due one year or less      $ 16,490,167   $ 16,400,156
Due one to five years       40,176,616     39,526,711
Due five to ten years       87,122,082     85,674,523
Due after ten years        284,652,552    280,025,943
------------------------------------------------------
                          $428,441,417   $421,627,333
------------------------------------------------------

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The amortized cost and estimated market value of investment securities available for sale at December 31, 2006 and 2005 are as follows:

                                                 DECEMBER 31, 2006
                        --------------------------------------------------------------------
                                                 GROSS             GROSS         ESTIMATED
                              AMORTIZED        UNREALIZED        UNREALIZED        MARKET
                                COST             GAINS            LOSSES           VALUE
--------------------------------------------------------------------------------------------
U.S. Gov't agencies         $ 65,398,776        $      -      $  (917,439)     $ 64,481,337

Agency MBS's                  44,251,261          54,318         (499,770)       43,805,809

Pass through
certificates                  19,586,361               -         (288,237)       19,298,124

CMO'S                         18,859,081               -         (438,636)       18,420,445
--------------------------------------------------------------------------------------------
Total                      $ 148,095,479      $   54,318     $ (2,144,082)    $ 146,005,715
============================================================================================

                                                 DECEMBER 31, 2005
                        --------------------------------------------------------------------
                                                 GROSS             GROSS         ESTIMATED
                              AMORTIZED        UNREALIZED        UNREALIZED        MARKET
                                COST             GAINS            LOSSES           VALUE
--------------------------------------------------------------------------------------------
U.S. Gov't agencies         $ 60,411,063        $      -      $  (829,667)     $ 59,581,396

Agency MBS's                  52,082,272          79,909         (519,495)       51,642,686

Pass through
certificates                  22,647,193           2,042         (231,589)       22,417,646

CMO'S                         22,350,620               -         (360,253)       21,990,367
--------------------------------------------------------------------------------------------
Total                      $ 157,491,148      $   81,951     $ (1,941,004)    $ 155,632,095
============================================================================================


     The amortized cost and estimated market value of investments available for sale at December 31, 2006, by contractual maturity, are shown in the following table. Expected maturities may differ as borrowers have the right to call or prepay certain obligations.

                             DECEMBER 31, 2006
                      --------------------------------
                         AMORTIZED       ESTIMATED
                            COST       MARKET VALUE
------------------------------------------------------
Due one year or less   $         -     $         -
Due one to five years    37,924,492     37,528,226
Due five to ten years    19,087,756     18,703,043
Due after ten years      91,083,231     89,774,446
------------------------------------------------------
                       $148,095,479   $146,005,715
======================================================


     There were no sales of investment securities available for sale during 2006 or 2005. During 2004, the Bank sold $17.0 million of MBSs, CMOs and equity securities available for sale, which resulted in a realized gain of $683 thousand.

     The following table presents the gross unrealized losses and fair value of the Bank's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that the individual securities have been in continuous unrealized position at December 31, 2006. The unrealized losses are due to changes in market value stemming from changes in the general level of interest rates and are considered to be temporary.

                                                                     DECEMBER 31, 2006
                                --------------------------------------------------------------------------------------------
                                      LESS THAN 12 MONTHS           12 MONTHS OR GREATER                  TOTAL
                                --------------------------------------------------------------------------------------------
                                                  UNREALIZED                    UNREALIZED                     UNREALIZED
                                   FAIR VALUE       LOSSES       FAIR VALUE       LOSSES        FAIR VALUE       LOSSES
                                --------------------------------------------------------------------------------------------
     INVESTMENT SECURITIES
       AVAILABLE FOR SALE:
---------------------------------
U.S. Gov't agencies                 $ 4,950,000     $  (50,000)  $ 59,531,337    $  (867,439)   $ 64,481,337   $  (917,439)
Agency MBS's                          7,976,824        (27,402)    29,261,754       (472,368)     37,238,578      (499,770)
Pass through certificates             3,708,209        (63,448)    15,589,915       (224,789)     19,298,124      (288,237)
CMO's                                         -              -     18,420,445       (438,636)     18,420,445      (438,636)
                                --------------------------------------------------------------------------------------------
TOTAL INVESTMENT SECURITIES
  AVAILABLE FOR SALE                $16,635,033     $ (140,850)  $122,803,451    $(2,003,232)   $139,438,484   $(2,144,082)
                                --------------------------------------------------------------------------------------------

     INVESTMENT SECURITIES
        HELD TO MATURITY:
---------------------------------
U.S. Gov't agencies                $ 14,832,850    $  (110,666)  $179,714,822   $ (2,667,339)  $ 194,547,672  $ (2,778,005)
Agency MBS's                          4,948,808        (16,494)    74,259,528     (1,455,856)     79,208,336    (1,472,350)
Pass through certificates               249,692         (1,101)    43,498,235     (1,202,932)     43,747,927    (1,204,033)
CMO's                                 1,188,885         (1,443)    56,965,657     (1,901,777)     58,154,542    (1,903,220)
                                --------------------------------------------------------------------------------------------
TOTAL INVESTMENT SECURITIES
  HELD TO MATURITY                 $ 21,220,235    $  (129,704)  $354,438,242   $ (7,227,904)  $ 375,658,477  $ (7,357,608)
                                --------------------------------------------------------------------------------------------
TOTAL                              $ 37,855,268    $  (270,554)  $477,241,693   $ (9,231,136)  $ 515,096,961  $ (9,501,690)
                                ============================================================================================

5. LOANS, NET

     Loans, net at December 31, 2006 and 2005 consist of the following:

                                    DECEMBER 31,
                         ------------------------------------
                                2006             2005
-------------------------------------------------------------
Mortgage Loans               $  288,052,449   $  286,476,251
Construction Loans                3,759,783        1,774,630
Commercial Construction           2,955,926        6,942,091
Consumer Loans                    2,250,836        2,355,697
Commercial Real Estate          132,217,307      127,704,281
Commercial Business              26,276,040       22,550,190
-------------------------------------------------------------
Subtotal                        455,512,341      447,803,140
Less:
    Deferred loan fees               22,587          168,998
    Allowance for
       possible loan
       losses                     5,390,570        5,062,785
-------------------------------------------------------------
Total loans, net             $  450,099,184   $  442,571,357
=============================================================

     At December 31, 2006 and 2005 the recorded investment in loans for which impairment had been recognized in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures", totaled $2.9 million and $1.8 million, respectively. At December 31, 2006, impaired loans of $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $1.9 million of loans that were collectively measured for impairment with a valuation allowance of $210 thousand. At December 31, 2005, impaired loans of $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand and $794 thousand of loans that were collectively measured for impairment with a valuation allowance of $16 thousand. For the years ended December 31, 2006 and 2005, the average recorded investment in impaired loans was approximately $2.1 million and $2.2 million, respectively. During the years ended December 31, 2006 and 2005, the Corporation recognized $186 thousand and $231 thousand, respectively, of interest on impaired loans.

     The principal amount of non-accrual loans at December 31, 2006 and 2005 was $2.9 million and $1.8 million, respectively. Interest income on non-accrual loans that would have been recorded in 2006 under the original terms of such loans was $184 thousand, and the interest income actually recognized in 2006 for such loans was $142 thousand. Interest income on non-accrual loans that would have been recorded in 2005 under the original terms of such loans was $133 thousand, and the actual interest income recognized in 2005 for such loans was $101 thousand.

     Loans pledged as collateral for advances and lines of credit from the Federal Home Loan Bank totaled $82.6 million and $41.4 million, at December 31, 2006 and 2005, respectively.

     The Bank originates and purchases both adjustable and fixed interest rate loans. At December 31, 2006, the composition of these loans is as follows:

                                          MATURING      MATURING
                                           DURING      FROM 2008     MATURING
(IN THOUSANDS)                              2007      THROUGH 2011  AFTER 2011     TOTAL
-----------------------------------------------------------------------------------------
Mortgage Loans                           $   2,603     $  12,551    $ 272,898   $288,052
Construction Loans                           3,760             0            0      3,760
Commercial Construction                      2,493           463            0      2,956
Consumer Loans                                 876           785          590      2,251
Commercial Real Estate                       5,095         7,759      119,363    132,217
Commercial Business                         13,635         6,692        5,949     26,276
-----------------------------------------------------------------------------------------
              Total                      $  28,462     $  28,250    $ 398,800   $455,512
-----------------------------------------------------------------------------------------

Interest sensitivity on the above loans:
       Loans with predetermined rates    $  14,678     $  25,689    $ 282,424   $322,791
       Loans with adjustable or
           floating rates                   13,784         2,561      116,376    132,721
-----------------------------------------------------------------------------------------
              Total                      $  28,462     $  28,250    $ 398,800   $455,512
=========================================================================================

     Changes in the allowance for loan losses are as follows:

                                YEARS ENDED DECEMBER 31,
                          ----------------------------------------
                              2006         2005        2004
------------------------------------------------------------------
Balance at beginning
    of year                 $ 5,062,785  $ 4,719,192  $ 4,407,552
Provision charged to
    operations                  330,000      360,000      330,000
Charge-offs                      (9,311)     (58,587)     (22,860)

Recoveries                        7,096       42,180        4,500
------------------------------------------------------------------
Balance at end of year      $ 5,390,570  $ 5,062,785  $ 4,719,192
==================================================================

6. OFFICE PROPERTIES AND EQUIPMENT, NET

     Office properties and equipment at December 31, 2006 and 2005 are summarized by major classification, as follows:

                                             DECEMBER 31,
                                    -------------------------------
                                         2006           2005
-------------------------------------------------------------------
Land, buildings and improvements       $ 39,892,255   $ 39,687,711
Furniture and equipment                   8,319,452      7,945,004
Computers                                 6,438,325      6,318,293
-------------------------------------------------------------------
Total                                    54,650,032     53,951,008

Less accumulated depreciation           (20,911,104)   (19,149,921)
-------------------------------------------------------------------
Office properties and equipment, net   $ 33,738,928   $ 34,801,087
===================================================================

     Depreciation expense totaled $2.0 million for the years ended December 31, 2006, 2005 and 2004.

7. DEPOSITS

     Deposits at December 31, 2006 and 2005 consisted of the following major classifications and weighted average interest rates:

                                           DECEMBER 31, 2006
                          ----------------------------------------------
                              WEIGHTED                        PERCENT
                            AVERAGE RATE         AMOUNT       OF TOTAL
------------------------------------------------------------------------

Non-interest checking           0.00%           $ 194,206,626    20.81%
Checking accounts               2.93%             217,387,796    23.30%
Savings accounts                0.61%             175,056,992    18.76%
Money market accounts           1.22%             114,658,464    12.29%
Time deposits                   3.31%             231,792,888    24.84%
------------------------------------------------------------------------
Total                           1.73%           $ 933,102,766   100.00%
========================================================================

                                          DECEMBER 31, 2005
                          ----------------------------------------------
                              WEIGHTED                        PERCENT
                            AVERAGE RATE         AMOUNT       OF TOTAL

------------------------------------------------------------------------

Non-interest checking           0.00%           $ 187,075,982    19.75%
Checking accounts               1.88%             226,271,954    23.89%
Savings accounts                0.59%             188,866,936    19.94%
Money market accounts           0.89%             132,960,782    14.04%
Time deposits                   2.34%             211,891,770    22.38%
------------------------------------------------------------------------
Total                           1.21%           $ 947,067,424   100.00%
========================================================================

     The aggregate amount of time deposits in excess of $100 thousand totaled $43.9 million at December 31, 2006. Deposits from related parties totaled $1.7 million and $1.2 million at December 31, 2006 and 2005, respectively. A summary of time deposits by maturity at December 31, 2006 is as follows:

YEARS ENDED DECEMBER 31,             AMOUNT
-------------------------------------------------
2007                             $180,369,639
2008                               27,257,113
2009                               10,771,793
2010                                5,661,231
2011                                7,719,241
Thereafter                             13,871
-------------------------------------------------
Total                            $231,792,888
=================================================

     A summary of interest expense on deposits is as follows:

                                   YEARS ENDED DECEMBER 31,
                         ----------------------------------------------
                              2006           2005           2004
-----------------------------------------------------------------------
Checking accounts         $ 6,293,415     $ 4,124,244     $ 1,717,164
Savings accounts            1,137,763       1,149,484       1,070,861
Money market accounts       1,547,516       1,266,737       1,001,238
Time deposits               7,105,205       4,877,824       3,965,128
-----------------------------------------------------------------------
Total interest expense    $16,083,899     $11,418,289     $ 7,754,391
=======================================================================

8.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     At December 31, 2006, the Bank had securities sold under the agreements to repurchase (repurchase agreements) in the aggregate amount of $115.0 million. The repurchase agreements are collateralized by U.S. Government agency notes, MBSs, CMOs and loans with a market value of $119.4 million. Accrued interest payable totaled $600 thousand and $1.0 million, at December 31, 2006 and 2005, respectively.

                        YEAR ENDED DECEMBER 31, 2006
-----------------------------------------------------------------------------
                                          WEIGHTED      MATURITY    CALL
COUNTER PARTY            AMOUNT         AVERAGE RATE      DATE     FEATURE
-----------------------------------------------------------------------------
FHLB                     $  20,000,000      5.72%        12/19/07   03/19/07
FHLB                        20,000,000      5.95%        08/30/10   03/01/07
FHLB                        20,000,000      5.54%        10/18/10   01/17/07
FHLB                        20,000,000      4.85%        12/20/10   03/20/07
FHLB                        20,000,000      5.22%        12/20/10   03/20/07
FHLB                         5,000,000      3.73%        01/05/16   01/05/07
Merrill Lynch               10,000,000      3.90%        01/06/16   01/06/08
-----------------------------------------------------------------------------
TOTAL                    $ 115,000,000      5.24%
=============================================================================

                        YEAR ENDED DECEMBER 31, 2005
-----------------------------------------------------------------------------
                                          WEIGHTED      MATURITY    CALL
COUNTER PARTY            AMOUNT         AVERAGE RATE      DATE     FEATURE
-----------------------------------------------------------------------------
FHLB                     $  20,000,000      5.72%        12/19/07   03/19/06
FHLB                        20,000,000      5.13%        01/14/08   01/14/06
FHLB                        20,000,000      5.95%        08/30/10   03/01/06
FHLB                        20,000,000      5.54%        10/18/10   01/18/06
FHLB                        20,000,000      4.85%        12/20/10   03/20/06
FHLB                        20,000,000      5.22%        12/20/10   03/20/06
FHLB                        10,000,000      4.18%        02/28/11   02/28/06
FHLB                        15,000,000      3.84%        04/06/11   01/06/06
Merrill Lynch               10,000,000      3.81%        11/02/15   11/02/06
Merrill Lynch               10,000,000      3.89%        11/04/15   11/04/06
Merrill Lynch               10,000,000      3.91%        11/08/15   11/08/06
-----------------------------------------------------------------------------
Total                    $ 175,000,000      4.93%
=============================================================================

9.   INCOME TAXES

      The Corporation's provision for income taxes differs from that computed by applying the statutory federal income tax rate to income taxes as follows:

                                                                     DECEMBER 31,
                                 -------------------------------------------------------------------------------------
                                              2006                         2005                       2004
----------------------------------------------------------------------------------------------------------------------
                                        AMOUNT         PERCENT       AMOUNT       PERCENT       AMOUNT      PERCENT
----------------------------------------------------------------------------------------------------------------------
Tax at Federal tax rate:                 $   2,953,167    34.00%      $ 3,863,989    34.00%     $ 5,162,546    35.00%
Increase (decrease) from:
  State income taxes,
  net of federal income tax benefit            624,702     7.19           813,465     7.16          925,297     6.27

  Tax exempt interest income                  (96,203)    (1.11)          (45,275)    (.40)         (10,680)    (.07)

  Other                                      (114,920)    (1.32)           14,262      .13          (95,262)    (.65)
----------------------------------------------------------------------------------------------------------------------
Total                                    $   3,366,746    38.76%      $ 4,646,441    40.89%     $ 5,981,901    40.55%
======================================================================================================================


     The temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows:

                                                      DECEMBER 31
                                         ----------------------------------
                                                   2006             2005
---------------------------------------------------------------------------

Deferred income tax assets:
     Allowance for possible loan losses        $  2,202,048    $ 2,068,148
     Compensation and pension asset                 167,931         82,876
     Amortization of deposit premiums               789,262        635,674
     Pension and postretirement benefits          1,067,049        204,250
     Accrued expenses                               168,888        137,566
     Other                                           32,412         24,461
---------------------------------------------------------------------------
Gross deferred tax assets                      $  4,427,590    $ 3,152,975
===========================================================================
Deferred income tax liabilities:
     Prepaid deposit insurance premiums        $     13,129    $    13,129
     Depreciation                                  (102,697)       168,544
     Deferred loan fees - net                       422,320        363,661
---------------------------------------------------------------------------
Gross deferred tax liabilities                  $   332,752    $   545,334
---------------------------------------------------------------------------
Deferred income tax asset, net                 $  4,094,838    $ 2,607,641
===========================================================================

     There was no change in the valuation allowance for the year ended December 31, 2006, 2005 and 2004.

     The following represents the components of income tax expense for the years ended December 31, 2006, 2005 and 2004, respectively.

                                                     DECEMBER 31,
                                      --------------------------------------------
                                           2006          2005           2004
----------------------------------------------------------------------------------
Current Federal tax provision            $ 2,975,624    $ 3,831,359   $ 4,645,184

Current State tax provision                1,015,520      1,272,280     1,443,252
----------------------------------------------------------------------------------
Total Current provision                  $ 3,991,144    $ 5,103,639   $ 6,088,436
----------------------------------------------------------------------------------

Deferred Federal tax provision (benefit)   ($555,395)     ($417,440)     ($86,817)

Deferred State tax provision (benefit)       (69,003)       (39,758)      (19,718)
----------------------------------------------------------------------------------
Total deferred provision (benefit)          (624,398)      (457,198)     (106,535)
----------------------------------------------------------------------------------
Total                                    $ 3,366,746    $ 4,646,441   $ 5,981,901
==================================================================================


10.  LEASES

     The Bank leases eleven branch locations, which expire over the next 13 years. These leases generally provide for the payment of taxes and maintenance by the lessee. Most of these operating leases provide the Bank with the option to renew the lease after the initial lease term. Future minimum rental payments under existing leases as of December 31, 2006 are as follows:

YEAR ENDING DECEMBER 31,              AMOUNT
-----------------------------------------------
2007                               $   375,505
2008                                   305,974
2009                                   250,850
2010                                   216,325
2011 and beyond                        609,317
-----------------------------------------------
TOTAL                              $ 1,757,971
===============================================

      The leases contain cost of living adjustments based on changes in the consumer price index. The minimum lease payments shown above include base rentals exclusive of any future adjustments. Total rent expense for all operating leases amounted to $442 thousand, $363 thousand and $329 thousand for fiscal years 2006, 2005 and 2004, respectively.

11.  STOCKHOLDERS' EQUITY

     On December 14, 1988, the Bank converted to a state chartered stock savings bank and simultaneously formed FMS Financial Corporation. At the time of conversion, eligible deposit account holders were granted priority in the unlikely event of a future liquidation of the Bank. The special reserve has been decreased to the extent that the balances of eligible account holders were reduced at annual determination dates. The Bank converted its charter to that of a Federal savings bank on October 15, 1993.

     The ability of the Corporation to pay dividends to stockholders is directly dependent upon the ability of the Bank to pay dividends to the Corporation. OTS regulations restrict the ability of the Bank to pay dividends to the Corporation if such dividends reduce the net worth of the Bank below the amount required in the special reserve account and based on the Bank's net income and capital position.

     The Bank is considered "well capitalized" by OTS regulation at December 31, 2006 and 2005. The following table presents the capital ratios of the Bank at December 31, 2006 and 2005.

                                                                                       MINIMUM
                                                                                      TO BE WELL
                                                                                     CAPITALIZED
                                                               MINIMUM               UNDER PROMPT
                                                               CAPITAL            CORRECTIVE ACTION
                                       ACTUAL                 REQUIREMENT             PROVISIONS
                               ------------------------------------------------------------------------
                                  AMOUNT     RATIO        AMOUNT      RATIO         AMOUNT      RATIO
-------------------------------------------------------------------------------------------------------
DECEMBER 31, 2006 (THOUSANDS)
-------------------------------------------------------------------------------------------------------
Tier 1 (Core) Capital:            $  94,800     7.98%      $  47,511      4.0%        $  59,389   5.0%
                                                                   .
Risk-Based Capital:               $  99,777    19.27%      $  41,416      8.0%        $  51,770  10.0%

Tier 1 Risked-Based Capital:      $  94,800    18.31%      $  20,708      4.0%        $  31,062   6.0%

Tangible Equity:                  $  94,800     7.98%      $  17,817      1.5%        $  24,377   2.0%
-------------------------------------------------------------------------------------------------------
DECEMBER 31, 2005 (THOUSANDS)
-------------------------------------------------------------------------------------------------------

Tier 1 (Core) Capital:            $  89,616     7.29%      $  49,170      4.0%        $  61,463   5.0%
                                                                   .
Risk-Based Capital:               $  94,265    18.13%      $  41,572      8.0%        $  51,966  10.0%

Tier 1 Risked-Based Capital:      $  89,616    17.24%      $  20,794      4.0%        $  31,191   6.0%

Tangible Equity:                  $  89,616     7.29%      $  18,442      1.5%        $  24,589   2.0%
=======================================================================================================



12. RETIREMENT PLANS

     The Bank has a defined benefit pension plan for active employees. The Bank also provides certain health care and life insurance benefits to certain retired employees.

     As of December 31, 2006, the Corporation adopted SFAS 158, "Employers' Accounting for Defined Benefit and Other Postretirement Plans," which requires recognition of the funded status of these plans in the consolidated statement of financial condition. At December 31, 2006, the incremental effect of applying SFAS 158 on individual line items in the Consolidated Statement of Financial Condition are as follows:

                                                                     BEFORE                             AFTER
                                                                 APPLICATION OF                     APPLICATION OF
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION- LINE ITEMS           SFAS 158        ADJUSTMENTS        SFAS 158
---------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                         $    3,232,039    $   862,799       $    4,094,838
Total assets                                                  $1,187,249,624    $   862,799       $1,188,112,423
Other liabilities                                             $    4,239,263    $ 2,112,114       $    6,351,377
Total liabilities                                             $1,107,639,751    $ 2,112,114       $1,109,751,865
Accumulated other comprehensive loss-net of deferred
 income taxes                                                 $   (1,236,095)   $(1,249,315)      $   (2,485,410)
Total stockholders' equity                                    $   79,609,873    $(1,249,315)      $   78,360,558
Total liabilities and stockholders' equity                    $1,187,249,624    $   862,799       $1,188,112,423

     Net pension expense was $1.0 million, $1.0 million and $822 thousand for years ended December 31, 2006, 2005 and 2004, respectively. The components of net pension cost are as follows:

                               YEARS ENDED DECEMBER 31,
                       ------------------------------------------
                            2006          2005         2004
-----------------------------------------------------------------
Service cost           $ 1,025,847   $   947,524      $ 871,039
Interest cost              744,708       742,271        563,963
Return on assets        (1,537,656)     (487,280)      (659,381)
Net amortization
    and deferral           786,636      (191,135)        46,634
-----------------------------------------------------------------
Net periodic
    pension cost       $ 1,019,535   $ 1,011,380      $ 822,255
=================================================================

     The following table presents a reconciliation of the funded status of the defined benefit pension plan at December 31, 2006 and 2005:

                                          DECEMBER 31,
                               -----------------------------------
                                     2006              2005
------------------------------------------------------------------
Accumulated benefit obligation
Projected benefit obligation    $16,100,982         $  13,952,999
Fair value of plan assets        13,813,759            12,146,662
------------------------------------------------------------------
Unfunded of plan assets over
    projected benefit
    obligation                    2,287,223             1,806,337
Unrecognized net loss                     -               (21,883)
Unrecognized prior service cost           -            (1,551,445)
------------------------------------------------------------------
Accrued pension cost
    included in the
    consolidated
    balance sheet               $ 2,287,223               233,009
==================================================================

     The following table presents a reconciliation of beginning and ending balances of benefit obligations and plan assets:

                                                     DECEMBER 31,
                                         -------------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION           2006            2005
------------------------------------------------------------------------
Projected benefit obligation
  at beginning of year                      $ 13,952,889   $ 10,844,831
Service cost                                   1,025,847        947,524
Interest cost                                    744,708        742,271
Actuarial loss                                 1,211,309      1,570,235
Benefits paid                                   (833,771)      (151,972)
------------------------------------------------------------------------
Projected benefit obligation
  at end of year                              16,100,982     13,952,889
------------------------------------------------------------------------
CHANGE IN PLAN ASSETS
------------------------------------------------------------------------
Fair value of plan assets
  at beginning of year                        12,146,662     10,712,030
Actual return of plan assets                   1,537,656        487,280
Employer contribution                            963,212      1,099,324
Benefits paid                                   (833,771)      (151,972)
------------------------------------------------------------------------
Fair value of plan assets
  at end of year                            $ 13,813,759   $ 12,146,662
========================================================================

     Actuarial assumptions used in determining pension amounts are as follows:

                              YEARS ENDED DECEMBER 31,
                         -----------------------------------
                             2006       2005       2004
------------------------------------------------------------
Discount rate for periodic
    pension cost             5.50%      6.00%      6.00%
Discount rate for
    benefit obligation       5.50%      5.50%      6.00%
Rate of increase in
    compensation levels
    and social security
    wage base                4.00%      4.00%      4.00%
Expected long-term
    rate of return on
    plan assets              7.00%      7.00%      7.00%
------------------------------------------------------------

     In accordance with the provisions to the Statement of Financial Accounting Standards No. 132 (revised) "Employer's Disclosure about Pension and Other Postretirement Benefits" disclosures have been increased to include investment strategy, asset allocation mix, contributions, measurement dates and accumulated benefit obligation levels for pension plans.

     The Pension Investment Committee of the Corporation in conjunction with the Board of Directors oversees the investment of the plan assets. During 2006, the committee conducted a review of the portfolio structure and the strategic asset allocation including the relationship of plan assets to plan liabilities. The goals of the asset investment strategy are to:

     * Maximize the return on assets, over the long-term, by investing primarily in equities. The inclusion of additional asset classes with differing rates of return, volatility and correlation are utilized to reduce risk by providing diversification relative to equities.

     * Diversify investments within asset classes to maximize preservation of principal and minimize over-exposure to any one investment, thereby minimizing the impact of losses in single investments.

     *Provide a total return that, over the long-term, provides sufficient assets to fund its liabilities subject to an appropriate level of risk, contributions and pension expense.

     The plan asset allocation percentage and market values at December 31, 2006 are as follows:

                                               % OF
                            MARKET VALUE      ASSETS
--------------------------------------------------------
Cash                        $   831,635         6.0%
Equity securities            12,931,179        93.6%
Preferred stock securities       30,438         0.2%
Closed-end funds                 20,507         0.2%
--------------------------------------------------------
Total Plan Assets           $13,813,759       100.00%
========================================================

     The Bank regularly monitors our pension asset allocation. Senior management review performance results at least quarterly. As of December 31, 2006, our target asset allocation was 94% U.S. common stock equities, 0.2% preferred stock equities, 0.2% mutual funds and 5.5% in cash and cash equivalents.

     Funding policy for the qualified plan is to make annual contributions that satisfy the minimum funding requirements of Employee Retirement Income Security Act 1974 ("ERISA") but that do not exceed the maximum deductible limits of the Internal Revenue Code. The contributions to the pension plan are determined each year as a result of an actuarial valuation of the plan. In 2006 and 2005, $955 thousand and $1.0 million, respectively were contributed by the Corporation to meet the pension funding requirements. The contribution to the pension plan for 2007 is expected to be approximately $779 thousand. The pension plan will maintain compliance with the ERISA as amended, and any applicable regulations and laws. Total pension benefits expected to be paid in each year from 2007 through 2011 are $287 thousand, $349 thousand, $408 thousand, $439 thousand, and $477 thousand, respectively. The aggregate expected benefits to be paid in the five years from 2012 through 2016 are $3.0 million.

     The Bank also maintains a 401(k) plan, which is a defined contribution plan established in 2003. All employees are eligible to participate in this plan after completing one year of service and are age twenty one or older. The Bank's contribution equals the first 3% of the employee's contributions and match 50% above 3% up to 7% of their compensation for the plan year. Participant's are vested in their and the Bank's contribution immediately. Plan expense, included in salaries and employee benefits was $285 thousand, $302 thousand and $281 thousand for the years ended December 31, 2006, 2005 and 2004.

     In addition to providing retirement plan benefits, the Bank provides certain health care and life insurance benefits to certain retired employees. In accordance with the provisions of Statement of Financial Accounting Standards No. 106, "Employer Accounting for Postretirement Benefits other than Pensions" (SFAS No. 106) the expected cost of such benefits must be actuarially determined and accrued ratably from the date of hire to the date the employee is fully eligible to receive benefits. The accumulated postretirement benefit obligations are not funded but are reflected in the statement of financial condition as a liability.

     The net periodic postretirement benefit costs includes the following components:


                                           DECEMBER 31,
                               --------------------------------------
                                   2006        2005         2004
---------------------------------------------------------------------
Interest cost                   $24,520     $ 25,163      $ 51,547
Amortization of prior service    (7,064)     (11,339)      (11,339)
Amortization of loss             (3,860)      19,517        15,776
---------------------------------------------------------------------
Net periodic post-retirement
    benefit cost                $13,596     $ 33,341      $ 55,984
=====================================================================

     The assumed discount rate used in the calculation for net periodic postretirement benefit costs was 5.50% for 2006 and 2005. The assumed health care cost trend rate for 2006 was 10.0% and was graded down in 0.5% increments per year to an ultimate rate of 5.0% per year. The impact of a 1.0% increase and decreases in the assumed health care cost trend for each future year would be as follows:
                                             DECEMBER 31, 2006
                                    ------------------------------------
                                      1.0% INCREASE    1.0% DECREASE
------------------------------------------------------------------------
Accumulated postretirement obligation    $47,674          $42,860
Service and interest Cost                $ 2,485          $ 2,234
=======================================================================

     The following table summarizes the amounts recognized in the Bank's balance sheet:

                                            DECEMBER 31,
                                     ----------------------------
                                         2006          2005
-----------------------------------------------------------------
Accumulated post-retirement
    benefit obligation                $(643,983)    $(480,053)
Unrecognized prior service cost               -        (7,063)
Unrecognized net gain                         -       (70,969)
-----------------------------------------------------------------
Accrued post-retirement benefit
    cost                              $(643,983)    $(558,085)
=================================================================


     The assumed discount rate used in the calculation for the accumulated postretirement benefit obligations was 5.50% as of December 31, 2006 and 2005.

     The following table presents a reconciliation of beginning and ending balance of benefit obligations and plan assets:

                                                DECEMBER 31,
                                        -----------------------------
CHANGE IN PROJECTED BENEFIT OBLIGATION       2006          2005
---------------------------------------------------------------------
Projected benefit obligation
  at beginning of year                   $480,053      $ 744,827
Service cost                             $      -      $       -
Interest cost                            $ 24,520      $  25,163
Actuarial loss (gain)                    $207,892      $(246,625)
Benefits paid                            $(68,482)     $ (43,312)
---------------------------------------------------------------------
Projected benefit obligation
  at end of year                         $643,983      $ 480,053
---------------------------------------------------------------------
CHANGE IN PLAN ASSETS
---------------------------------------------------------------------
Fair value of plan assets
  at beginning of year                   $      -      $       -
Actual return of plan assets             $      -      $       -
Employer contribution                    $ 68,482      $  43,312
Benefits paid                            $(68,482)     $ (43,312)
---------------------------------------------------------------------
Fair value of plan assets
  at end of year                                -              -
=====================================================================

     The expected cost of postretirement benefits in each year from 2007 through 2011 are $71 thousand, $72 thousand, $71 thousand, $70 thousand and $68 thousand, respectively. The aggregate expected benefits to be paid in the five years from 2012 through 2016 are $293 thousand.

13. LONG-TERM DEBT

     The Corporation established FMS Statutory Trust 1 ("Trust I") in March 2002. The trust issued $25.0 million of floating rate capital securities to institutional investors and $774 thousand of common securities to the
Corporation. The proceeds of these were used by the Trust to purchase subordinated debentures issued by the Corporation. The Corporation used the debenture proceeds to pay down the $10.0 million of 10% subordinated debentures, expansion of the Bank's operations and general corporate purposes. The Trust's capital securities are fully guaranteed by the Corporation's debentures. The interest rates reset every three months to LIBOR plus 360 basis points and will not exceed 11.0% through the first five years from issuance. As of December 31, 2006 and 2005, the interest rate was 8.97% and 8.12%, respectively. The debentures are redeemable at the Corporation's option any time after March 2007. The redemption of the debentures would result in the mandatory redemption of the Trust's capital and common securities at par.

     The Corporation established FMS Statutory Trust II ("Trust II") in June 2006. The trust issued $25.0 million of floating rate capital securities to institutional investors and $774 thousand of common securities to the Corporation. The proceeds of these were used by the Trust for general corporate purposes. The Trust's capital securities are fully guaranteed by the Corporation's debentures. The interest rates reset every three months to LIBOR plus 158 basis points. As of December 31, 2006 the interest rate was 6.94%. The debentures are redeemable at the Corporation's option any time after June 2011. The redemption of the debentures would result in the mandatory redemption of the Trust's capital and common securities at par.

     As a result of the deconsolidation of the Trust under FIN 46R as of December 31, 2003, the Corporation recognized in its Consolidated Statement of Financial Condition its investment in FMS Statutory Trust I and II, which is presented in other assets and the subordinated debenture liability owed to the Trust. The deconsolidation of the Trust did not have any other impact in the consolidated financial statements.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The disclosure of the fair value of all financial instruments is required, whether or not recognized on the balance sheet, for which it is practical to estimate fair value. In cases where quoted market prices are not available, fair values are based on assumptions including future cash flows and discount rates. Accordingly, the fair value estimates cannot be substantiated, may not be realized, and do not represent the underlying value of the Corporation.

     The Corporation uses the following methods and assumptions to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS: The carrying value is a reasonable estimate of fair value.

INVESTMENT SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE: Fair value is equal to quoted market prices.

FHLB STOCK: The stock of FHLB is issued only to FHLB member institutions and is redeemable only by another member institution or the FHLB at its $100 per share par value.

LOANS: For variable rate loans that reprice frequently and with no significant change in credit risk, fair value is the carrying value. For other categories of loans such as fixed rate residential mortgages, commercial and consumer loans, fair value is estimated based on discounting the estimated future cash flows using the current rates at which similar loans would be made to borrowers with similar collateral and credit ratings and for similar remaining maturities.

DEPOSITS: For checking, savings and money market accounts, fair value is the amount payable on demand at the reporting date. For time deposits, fair value is estimated using the rates currently offered for deposits with similar remaining maturities.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: For investment securities with a quoted market price, fair value is equal to quoted market prices. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

FMS STATUTORY TRUST I AND II DEBENTURES: Fair value is estimated using quoted market prices for similar securities.

COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT: For commitments and standby letters of credit expiring within 90 days or with a variable rate, the settlement amount is a reasonable estimate of fair value. For commitments and standby letters of credit expiring beyond 90 days or with a fixed rate, the fair value is the present value of the obligations based on current loan rates.

     At December 31, 2006 and December 31, 2005, the carrying amount and the estimated market value of Corporation's financial instruments are as follows:

                                                                DECEMBER 31, 2006                     DECEMBER 31, 2005
                                                      --------------------------------------- ----------------------------------
                                                           CARRYING           ESTIMATED           CARRYING        ESTIMATED
                                                            AMOUNT          MARKET VALUE           AMOUNT        MARKET VALUE
                                                      --------------------------------------- ----------------------------------
Financial assets:
    Cash and cash equivalents                          $     109,761,197  $      109,761,197   $    93,840,949  $    93,840,949
    Investment securities held to maturity and
    investment
       securities available for sale                   $     574,447,132  $      567,633,048   $   639,168,404  $   633,332,032
    FHLB Stock                                         $       6,313,520  $        6,313,520   $     8,248,420  $     8,248,420

    Loans, net of unearned income                      $     455,489,754  $      449,681,000   $   447,634,142  $   445,616,000
       Less: Allowance for loan losses                 $      (5,390,570) $       (5,390,570)  $    (5,062,785) $    (5,062,785)
    Loans, net                                         $     450,099,184  $      444,290,430   $   442,571,357  $   440,553,215
Financial liabilities:
    Deposits
       Checking, passbook, and money market accounts   $     701,309,878  $      701,309,878   $   735,175,654  $   735,175,655
       Certificates                                    $     231,792,888  $      230,923,000   $   211,891,770  $   210,789,000
    Securities sold under agreements to repurchase     $     115,000,000  $      116,690,444   $   175,000,000  $   178,419,000
    Trust capital securities-FMS Statutory
       Trust I and II                                  $      51,548,000  $       51,403,666   $    25,774,000  $    26,670,935
Off-balance sheet financial instruments:
    Commitments to extend credit                       $      35,547,494  $       35,547,494   $    54,113,170  $    54,113,170
    Standby letters of credit                          $       6,568,883  $        6,568,883   $     6,905,486  $     6,905,486

15.  COMMITMENTS AND CONTINGENCIES

     The Bank has outstanding loan commitments of $35.5 million as of December 31, 2006. Of these commitments outstanding, the breakdown between fixed and variable rate loans is as follows:

                                     DECEMBER 31, 2006

                      -------------------------------------------------
                           FIXED          VARIABLE
                           RATE             RATE            TOTAL
-----------------------------------------------------------------------
Commitments to:
       fund loans        $2,445,572      $ 3,571,000      $  6,016,572
Unused lines:
       Construction       1,722,940        3,901,232         5,624,172
       Equity line of
         credit loans             -       23,906,750        23,906,750
-----------------------------------------------------------------------
Total                    $4,168,512      $31,378,982      $ 35,547,494
=======================================================================


     In addition to outstanding loan commitments, the Bank as of December 31, 2006, issued $6.6 million in standby letters of credit to guarantee performance of bank customers to third parties.

     Commitments and standby letters of credit are issued in accordance with the same loan policies and underwriting standards, including collateral as settled loans. Since some commitments and standby letters of credit are expected to expire without being drawn down, these amounts do not necessarily represent future cash requirements.

16.  LITIGATION

     In the normal course of business, the Corporation is subjected to various legal proceedings. There were no significant pending legal proceedings at December 31, 2006, which are expected to have a material impact on the Corporation's financial position or results of operations.

17.  LOANS TO EXECUTIVE OFFICERS AND DIRECTORS

     Regulation O provides that all loans to executive officers and directors be made on substantially the same terms and conditions as are available to the general public. However, executive officers are permitted to participate in rate discount programs available to all employees. The rate discounts are available to employees as long as they are employed at the Bank. If employment is terminated, the rate discount ceases from the date of termination. At December 31, 2006 and 2005, loans made to directors and executive officers whose indebtedness exceeded $60 thousand amounted to $3.3 million and $5.2 million, respectively. During 2006, new loans to these individuals totaled $722 thousand and repayments totaled $2.6 million.

18.  STOCK OPTIONS

     The Corporation has established a stock compensation plan (the "Plan") for executive officers and other selected employees of the Corporation. The Plan consists of incentive stock options intended to qualify under Section 422A of the Internal Revenue Code of 1986. These stock options may be surrendered and stock appreciation rights may be granted in their place, with the approval of the Corporation.

     The option price per share for options granted may not be less than the fair market value of the common stock on the date of grant. All stock options are dilutive and included in the calculation of earnings per share. All stock options have been adjusted for all stock splits. At December 31, 2006, the option exercise prices were $10.00. Options are fully vested at the date of grant and must be exercised within ten years. There were no options granted during 2006, 2005 and 2004.

     The following table summarizes information about stock options outstanding at December 31, 2006.

  EXERCISE    OUTSTANDING   AVERAGE   EXERCISABLE
    PRICE       OPTIONS     LIFE *      OPTIONS
-----------------------------------------------------

 $10.00        17,500        1.8        17,500
=====================================================

* Average contractual life in years


     A summary of the status of the Corporation's Stock Option Plan as of December 31, 2006, 2005 and 2004 and changes during the years ending on those dates is presented below.

                                       YEARS ENDED DECEMBER 31,
                     -----------------------------------------------------------
                             2006                2005                2004
--------------------------------------------------------------------------------
                               WEIGHTED             WEIGHTED           WEIGHTED
                                AVERAGE             AVERAGE             AVERAGE
                               EXERCISE             EXERCISE           EXERCISE
                      SHARES     PRICE    SHARES     PRICE     SHARES    PRICE
--------------------------------------------------------------------------------
Outstanding at the
  beginning of the
  year                36,500     $10.00   65,600      $ 8.31    75,250    $8.06

Options exercised    (16,500)     10.00  (15,100)       5.90    (4,650)    7.49

Options surrendered   (2,500)     10.00  (14,000)       6.50    (5,000)    5.33
--------------------------------------------------------------------------------
Outstanding at the
  end of the year     17,500     $10.00   36,500      $10.00    65,600    $8.31
================================================================================


19.  RISKS AND UNCERTAINTIES

     Generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates. Significant estimates are made by management in determining the allowance for loan losses, pension benefit obligations, postretirement benefits, income taxes, and carrying values of real estate owned.

     The earnings of the Corporation depend on the earnings of the Bank. The earnings of the Bank depend primarily upon the level of net interest income, which is the difference between interest earned on its interest-earning assets, such as loans and investments and the interest paid on its interest-bearing liabilities, such as deposits and borrowings. Accordingly, the operations of the Bank are subject to risks and uncertainties surrounding its exposure to changes in the interest rate environment.

      Consideration is given to a variety of factors in establishing the estimate for allowance for loan losses including current economic conditions, diversification of the loan portfolio, delinquency statistics, results of loan reviews, borrowers' perceived financial and managerial strengths, the adequacy of underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors. Since the allowance for loan losses and carrying value of real estate assets and real estate held for development is dependent, to a great extent, on the general economy and other conditions that may be beyond the Bank's control, it is at least reasonably possible that the estimates of the allowance for loan losses and the carrying values of the real estate assets could differ materially in the near term.

     The Bank sponsors pension and other retirement plans. The Bank's external actuarial consultants use certain statistical factors to estimate the future benefit obligations. The assumptions used could differ materially from actual results and may impact the amount of pension expense recorded by the Bank.

     The Bank is self insured for a portion of its current years' losses related to its medical programs. In estimating the Bank's self-insurance accruals, the Bank utilizes estimates of expected losses, which are based on statistical analysis of historical data. These assumptions are closely monitored and adjusted when warranted by changing circumstances. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was expected, accruals might not be sufficient, and additional expenses may be recorded. Medical costs are anticipated to increase very modestly in fiscal year 2007.

     The Bank is subject to claims and lawsuits in the ordinary course of its business. A determination of the amount accrued, if any, for these contingencies is made after analysis of each matter. The Bank continually evaluates such accruals and may increase or decrease accrued amounts, as we deem appropriate.


20.  PARENT COMPANY FINANCIAL INFORMATION

     The financial statements for FMS Financial Corporation are as follows:

                                                                                                DECEMBER 31,
                                                                                      --------------------------------------
FMS FINANCIAL CORPORATION STATEMENTS OF FINANCIAL CONDITION                             2006                   2005
----------------------------------------------------------------------------------------------------------------------------
ASSETS:
    Cash and cash equivalents                                                         $     1,502,610        $    1,337,624
    Investment in subsidiary                                                               95,768,042            91,911,725
    Intercompany receivable, net                                                           32,151,523             7,172,564
    FMS Statutory Trust 1 issue costs, net                                                     78,582               484,467
    Other                                                                                     712,999               174,423
                                                                                      ---------------        --------------

TOTAL ASSETS                                                                          $   130,213,756        $  101,080,803
                                                                                      ===============        ==============


LIABILITIES:
    FMS Statutory Trust I and II debentures                                           $    51,548,000        $   25,774,000
    Dividends payable                                                                         195,849               195,486
    Accrued interest payable                                                                  109,349                29,041
                                                                                      ---------------        --------------

TOTAL LIABILITIES                                                                          51,853,198            25,998,527
                                                                                      ---------------        --------------


STOCKHOLDERS' EQUITY:
    Preferred stock - $.10 par value 5,000,000  shares  authorized;  none issued
    Common stock - $.10 par value 10,000,000 shares authorized; shares issued 8,022,892 and 8,006,392 and shares outstanding 6,529,313 and 6,515,110
       as of December 31, 2006 and 2005, respectively                                         802,289               800,639
    Paid-in capital in excess of  par                                                       8,930,731             8,767,381
    Accumulated comprehensive loss - net of deferred income taxes                          (2,485,410)           (1,099,630)
    Retained earning                                                                       82,120,391            77,583,683
    Less:Treasury Stock (1,493,579 and 1,491,282 shares, at cost at December 31,
      2006 and 2005, respectively)                                                        (11,007,443)          (10,969,797)
                                                                                      ---------------        --------------

TOTAL STOCKHOLDERS' EQUITY                                                                 78,360,558            75,082,276
                                                                                      ---------------        --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   130,213,756        $  101,080,803
                                                                                      ===============        ==============

These statements should be read in conjunction with the other notes related to the consolidated financial statements.

                                                                               DECEMBER 31,
                                                         ---------------------------------------------------------
FMS FINANCIAL CORPORATION STATEMENTS OF OPERATIONS              2006               2005               2004
------------------------------------------------------------------------------------------------------------------
Interest income                                                  $     2,559          $      -           $      -
Intercompany interest income                                       1,478,959           414,140            320,582
Interest expense                                                  (3,566,290)       (1,834,528)        (1,368,591)
Other expense                                                        (12,284)                -                  -
Dividends from subsidiary                                          2,400,000         1,200,000          2,400,000
Equity in undistributed income of subsidiary                       4,303,097         6,442,469          7,056,742
                                                       -----------------------------------------------------------
Income before taxes                                                4,606,041         6,222,081          8,408,733
Income tax benefit                                                   712,999           496,151            359,496
------------------------------------------------------------------------------------------------------------------
NET INCOME                                                      $  5,319,040      $  6,718,232       $  8,768,229
==================================================================================================================

These statements should be read in conjunction with the other notes related to the consolidated financial statements.

                                                                                DECEMBER 31,
                                                          ----------------------------------------------------------
FMS FINANCIAL CORPORATION STATEMENTS OF CASH FLOWS               2006               2005                2004
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                      $  5,319,040         $ 6,718,232        $ 8,768,229
Adjustments to reconcile net income to net cash provided
   by operating activities:
Equity in undistributed earnings of the subsidiary                (4,303,097)         (6,442,469)        (7,056,742)
Amortization of  issue costs                                         405,885              77,844             77,843
Increase in interest payable                                          80,308               7,050              4,915
Increase in intercompany receivable, net                         (24,978,959)           (414,140)        (1,320,582)
Other                                                               (538,576)            513,708           (359,496)
                                                                ------------         -----------        -----------

    Net cash provided by operating activities                    (24,015,399)            460,225            114,167
                                                                ------------         -----------        -----------
FINANCING ACTIVITIES
Purchase of treasury stock                                           (37,646)            (34,798)                 -
Proceeds from issuance of trust capital securities                25,000,000                   -                  -
Investment in subsidiary                                            (165,000)           (213,385)           (49,796)
Cash dividends paid on common stock                                 (781,969)           (780,298)          (779,240)
Proceeds from issuance of stock                                      165,000             213,385             49,796
                                                                ------------         -----------        -----------
    Net cash provided (used) by financing activities              24,180,385            (815,096)          (779,240)
                                                                ------------         -----------        -----------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     164,986            (354,871)          (665,073)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       1,337,624           1,692,495          2,357,568
                                                                ------------         -----------        -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $  1,502,610         $ 1,337,624        $ 1,692,495
                                                                ============         ===========        ===========

These statements should be read in conjunction with the other notes related to the consolidated financial statements.

21.  SUBSEQUENT EVENT (UNAUDITED)

     On March 7, 2007, the Company announced that it intends to close eleven New Jersey branch locations of its wholly-owned bank subsidiary, Farmers & Mechanics Bank, including all seven Wal-Mart branch locations, at an estimated net cost of approximately $1.5 million or $.23 per share, substantially all of which is expected to be incurred during the quarter ending June 30, 2007. The costs associated with the branch closings consist primarily of employee costs, fixed assets and early lease cancellation fees as all of the Wal-Mart branches are operated under long-term leases. The Company also announced that it had entered into an agreement with Beneficial Mutual Saving Bank "Beneficial" to indemnify the Company for any and all costs associated with the branch closures in the event that the proposed merger with Beneficial in not consummated for any reason.


MANAGEMENT  REPORT

To  the  Federal  Deposit  Insurance   Corporation  and  the  Office  of  Thrift
Supervision:

FINANCIAL   STATEMENTS

Management of FMS Financial Corporation and Subsidiary ("the Corporation") is responsible for the preparation, integrity, and fair presentation of its published consolidated financial statements, and Thrift Financial Report (TFR) filed with the Office of Thrift Supervision, as of December 31, 2006, and for the year then ended. The published consolidated financial statements have been prepared in accordance with generally accepted accounting principles, and the Thrift Financial Report has been prepared in accordance with the Office of Thrift Supervision reporting instructions, and, as such, include some amounts that are based upon judgments and estimates of management.

INTERNAL CONTROL STRUCTURE OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. The system contains monitoring mechanisms and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to consolidated financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed its internal control structure over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained an effective internal control structure over financial reporting as of December 31, 2006.

COMPLIANCE  WITH  LAWS  AND   REGULATIONS

Management is also responsible for compliance with federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the Office of Thrift Supervision as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Corporation has complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2006.

/s/ Craig W. Yates                          /s/ Channing L. Smith

Craig W. Yates                              Channing L. Smith
President and Chief Executive Officer       Vice President and Chief Financial Officer
FMS Financial Corporation
Burlington, New Jersey
March 9, 2007

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 12, 2007.

                             FMS FINANCIAL CORPORATION


                              By:   /s/ Craig W. Yates
                                    -------------------------------------------
                                    Craig W. Yates, President and
                                    Chief Executive Officer
                                    (Duly Authorized Representative)

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2007 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Craig W. Yates                                      /s/ George J. Barber
-----------------------------------------------         -----------------------------------------------------
Craig W. Yates                                          George J. Barber
President, Chief Executive Officer and Director         Director
(Principal Executive Officer)


/s/ Channing L. Smith                                   /s/ Edward J. Staats, Jr.
-----------------------------------------------         -----------------------------------------------------
Channing L. Smith                                       Edward J. Staats, Jr.
Vice President and Chief Financial Officer              Director
(Principal Financial and Accounting Officer)


/s/ Dominic W. Flamini                                  /s/ Vincent R. Farias
-----------------------------------------------         -----------------------------------------------------
Dominic W. Flamini                                      Vincent R. Farias
Director                                                Director

/s/ Roy D. Yates                                        /s/ Mary Wells
-----------------------------------------------         -----------------------------------------------------
Roy D. Yates                                            Mary Wells
Chairman of the Board                                   Director


/s/ Joseph W. Clarke, Jr.
-----------------------------------------------
Joseph W. Clarke, Jr.
Director
