Form 10-K/A
period 2006-12-31
FMS FINANCIAL CORP
filed 2007-05-14
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (Amendment No. 1)


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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                EXPLANATORY NOTE


     This Amendment No. 1 to FMS Financial Corporation's (the "Corporation" or "FMS Financial") Annual Report on Form 10-K for the year ended December 31, 2006 as originally filed with the Securities and Exchange Commission on March 14, 2007 (the "Original Filing") is being filed to amend Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations," Item
8. "Financial Statements" and Item 11 "Executive Compensation." Item 7 was amended to add a reconciliation of regulatory capital to GAAP capital. Item 8 was amended to (i) reclassify the $1.4 million adjustment resulting from the initial application of SFAS No. 158 from total comprehensive income into a separate adjustment of accumulated comprehensive income, (ii) add a new Note 6 regarding accrued interest receivable, (iii) add a new Note 10 regarding accrued interest payable, (iv) add to Note 13 (previously Note 11) a reconciliation of regulatory capital to GAAP capital, (v) add certain additional disclosures to
Note 14 (previously Note 12) regarding the  Corporation's  retirement plans, and
(vi) make additional wording changes and disclosures of an immaterial nature in response to comments from the staff of the Office of Thrift Supervision and Securities and Exchange Commission. Item 11 was amended to add additional disclosure to the Compensation Discussion and Analysis and to add a narrative paragraph following the Director Compensation table discussing director fee arrangements.

     Except for the matters described above, the updated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibits 31 and 32 hereto, and updated exhibit index, this Form 10-K/A continues to speak as of the date of the Original Filing and does not modify, amend or update in any way any other item or disclosure in the Original Filing. This Form 10-K/A sets forth the Original Filing in its entirety and, no attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Filing except as described above. In particular, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Corporation after the date of the Original Filing, and such forward-looking statements should be read in conjunction with the Corporation's filings with the SEC subsequent to the filing of the Original Filing.

##
ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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



         The earnings of the Bank depend primarily on its net interest income. Net interest income is affected by: (i) the volume of interest-earning assets and interest-bearing liabilities (see "Rate Volume Analysis"), (ii) rates of interest earned on interest-earning assets and rates paid on interest-bearing liabilities, and (iii) the difference ("interest rate spread") between average rates of interest earned on interest-earning assets and average rates paid on interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. In recent years, FMS Financial's interest rate spread, like that of most financial institutions, has narrowed significantly due to a flattening of the yield curve which has made it difficult to obtain interest earning assets at rates significantly higher than the rates it must pay on its interest bearing liabilities. FMS Financial anticipates that this will continue in 2007 and has tried to offset the impact of this interest rate environment by increasing its non-interest income.


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


     The Bank is also subject to federal regulations that impose certain minimum capital requirements. At December 31, 2006 and 2005, the Bank was in compliance with all of these requirements. A reconciliation of GAAP capital to regulatory capital is as follows:

                                                DECEMBER 31, 2006  DECEMBER 31, 2005

Bank GAAP Capital                                 $ 94,220,043      $ 91,137,726
Accumulated Other Comprehensive
    Loss                                             2,485,410         1,099,630
Less:
    Subsidiary Investments not includable             (745,645)         (745,655)
    Core deposit intangible                         (1,159,614)       (1,675,822)
Tier 1, Tier 1 Risk-Based and
    Tangible Capital                              $ 94,800,194      $ 89,615,889
    General Valuation Allowance                      4,977,001         4,649,217
Risk-Based Capital                                $ 99,777,195      $ 94,265,106


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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

MARKET RISK AND LIQUIDITY RISK


     Market risk is the risk of loss from adverse changes in market prices and rates. The Bank's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. The Bank's profitability is affected by fluctuations in interest rates. A sudden and substantial increase in interest rates may adversely impact the Bank's earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. To that end, management actively monitors and manages its interest rate risk exposure. The Bank does not participate in hedging programs including interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments. The Bank's investment policy allows investment only in securities, which have a rating of AA or better. U.S. Government agency investments are callable notes issued by Fannie Mae (FNMA), Freddie Mac (FHLMC) and the Federal Home Loan Bank (FHLB), which carry either a direct government or quasi-government guarantee. The Bank holds a substantial component of its investment portfolio in mortgage-backed securities and collateralized mortgage obligations (collectively, "MBS and CMO"). At the end of 2006, the total investment in MBSs and CMOs amounted to $307.2 million, or 48.4% of total investments. These are instruments collateralized by pools of residential and commercial mortgages which return interest and principal payments to the investor when performing in accordance with their terms. Approximately 53.1% of the Bank's MBS holdings are U.S. Government agency securities (GNMA, FNMA and FHLMC), which carry either direct government or quasi-government guarantees and are rated AAA in terms of credit quality. The Bank also owns non-agency CMOs, issued by major financial institutions, which are rated AAA or AA. CMOs are generally very liquid issues with major brokerage houses providing ready markets. However, CMOs are subject to prepayment and extension risk, which can adversely affect their yields and expected average life. MBS's, CMO's and agency notes of $49.0 million and $54.1 million were used to secure public funds on deposit at December 31, 2006 and 2005, respectively. At December 31, 2006, FMS FInancial had total unrealized losses of $9.5 million on its investment portfolio. The unrealized lossese were due to changes in market value stemming from changes in the general level of interest rates and are considered to be temporary and not material to FMS Financial.

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

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
                                                                           PAGE
                                                                           ----
Report of Independent Registered Public Accounting Firm....................16
Report of Independent Registered Public Accounting Firm....................17
Consolidated Statements of Financial Condition.............................18
Consolidated Statements of Operations......................................19
Consolidated Statements of Cash Flows......................................20
Consolidated Statements of Changes in Stockholders' Equity.................21
Notes to Consolidated Financial Statements.................................22

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


Commitments and contingencies (Note 17)


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

-----------------------------------------------------------------------------------------------------------------------------
FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
                              Common                               Accumulated                                  Total
                              shares      Common       Paid-in    comprehensive    Retained        Treasury  Stockholders'
                            outstanding    stock       capital    income (loss)    earnings         stock       Equity
-----------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2003          6,485,877    797,506     8,507,333       802,239       63,657,664   (10,934,999)  62,829,743
Net income                                                                           8,768,229                  8,768,229
Other comprehensive
  income, net of tax
  benefit of $331,228
  Unrealized loss
  on securities available
  for sale                                                           (531,455)                                   (531,455)
                                                                                                              -----------
Total comprehensive
  income                                                                                                        8,236,774

Dividends declared                                                                    (779,694)                  (779,694)
Exercise of stock options       16,233      1,623        48,173                                                    49,796
 ----------------------------------------------------------------------------------------------------------------------------

Balances at
  December 31, 2004          6,502,110    799,129     8,555,506       270,784       71,646,199   (10,934,999)  70,336,619
Net income                                                                           6,718,232                  6,718,232
Other comprehensive
  income, net of tax
  benefit of $946,428
  Unrealized loss
  on securities available
  for sale                                                         (1,370,414)                                 (1,370,414)
                                                                                                              -----------
Total comprehensive
  income                                                                                                        5,347,818


Dividends declared                                                                    (780,748)                  (780,748)
Exercise of stock options       15,100      1,510       211,875                                                   213,385
Purchase of common stock        (2,100)                                                              (34,798)     (34,798)
-----------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2005          6,515,110   $800,639    $8,767,381   $(1,099,630)     $77,583,683  $(10,969,797) $75,082,276
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                           5,319,040                  5,319,040
Other comprehensive loss
  Unrealized loss
  on securities available
  for sale, net of tax
  benefit of $94,246                                                 (136,465)                                   (136,465)

                                                                                                              -----------
Total comprehensive income                                                                                      5,182,575

Adjustment to initially
  apply SFAS 158, net of
  tax benefit of $862,779                                          (1,249,315)                                 (1,249,315)


Dividends declared                                                                    (782,332)                  (782,332)
Exercise of stock options       16,500      1,650       163,350                                                   165,000
Purchase of common stock        (2,297)                                                              (37,646)     (37,646)
-----------------------------------------------------------------------------------------------------------------------------
Balances at
  December 31, 2006          6,529,313   $802,289    $8,930,731   $(2,485,410)     $82,120,391  $(11,007,443) $78,360,558
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

ALLOWANCE FOR LOAN LOSSES
     In accordance with SFAS No. 5 "Accounting for Contingencies", an allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses inherent in the portfolio based upon the portfolio's past loss experience, current economic conditions and other relevant factors. When collection of a loan's principal balance or portion thereof is considered doubtful, management charges the allowance for loan losses based on their assessment of the loan's underlying collateral, if collateral dependent, or present value of estimated future cash flows. While management uses the best information available to make evaluations about the adequacy of the allowance for loan losses, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

     In accordance with SFAS No. 114 "Accounting by Creditors for Impairment of a Loan-an amendment of FASB No. 5 and 15", the Bank considers a loan impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments on principal or interest when due according to the contractual terms of the loan agreement. Loans are measured based on the loans underlying collateral, if collateral dependent, or present value of estimated future cash flows. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable.


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


DEFERRED LOAN FEES
     All loan fees and related direct loan origination costs are deferred. Deferred loan fees and costs are capitalized and amortized as a yield adjustment over the contractual life of the loan using the interest method. Amortization of deferred loan fees cease while a loan is on non-accrual status.


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


RECLASSIFICATION OF CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     The Corporation reclassified the $1.4 million adjustment to initially apply SFAS No. 158 from the 2006 total comprehensive income as reported in FMS Financial Corporation 2006 Form 10-K into a separate adjustment of accumulated comprehensive loss as reported in FMS Financial Corporation Form 2006 10-K/A.
There was no impact on net income or total stockholders' equity for the reclassification.


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


     The completion of the merger is subject to the approval of the Office of Thrift Supervision, Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking. Beneficial Mutual Bancorp, Inc. will file a registration statement, which will include a prospectus for the minority stock offering and a proxy statement/prospectus to be mailed to shareholders of FMS in connection with the solicitation of their approval of the merger agreement and their merger, and other relevant documents with the Securities and Exchange Commission and the Office of Thrift Supervision with respect to the minority stock offering and the merger.


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
============================================================================================


     Investments in CMO's are issued by Fannie Mae (FNMA), Freddie Mac (FHLMC) and private label non-agencies, issued by major financial institutions, which are rated AAA or AA. During 2006, the Bank sold $11.8 million of MBS's held to maturity, which resulted in a realized gain of $365 thousand. The sale of these securities qualified as maturities in accordance with FASB No. 115 "Accounting for Certain Investments in Debt and Equity Securities", as the Bank had already collected a substantial portion (in excess of 85%) of the principal due of the scheduled payments and prepayments. The Bank has the intent and ability to hold these securities to maturity. The amortized cost and estimated market value of investments held to maturity at December 31, 2006, by contractual maturity, are shown in the following table. Expected maturities may differ as borrowers have the right to call or prepay certain obligations.


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
============================================================================================


     Investments in CMO's are issued by Fannie Mae (FNMA), Freddie Mac (FHLMC) and private label non-agencies, issued by major financial institutions, which are rated AAA or AA. The amortized cost and estimated market value of investments available for sale at December 31, 2006, by contractual maturity, are shown in the following table. Expected maturities may differ as borrowers have the right to call or prepay certain obligations.


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
==================================================================


6. ACCRUED INTEREST RECEIVABLE
     Accrued interest receivable at December 31, 2006 and 2005 are summarized by major classification, as follows:

                                                                DECEMBER 31,
                                                      ----------------------------------
                                                            2006            2005
----------------------------------------------------------------------------------------
Accrued interest on loans                                 $  2,016,923     $  1,833,297
Accrued interest on investment securities held to
maturity                                                     3,231,833        3,361,066
Accrued interest on investment securities available
for sale                                                     1,123,598        1,030,008
----------------------------------------------------------------------------------------
Total accrued interest receivable                         $  6,372,354     $  6,224,371
----------------------------------------------------------------------------------------

7. OFFICE PROPERTIES AND EQUIPMENT, NET


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


8. DEPOSITS


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
========================================================================


     The aggregate amount of time deposits in excess of $100 thousand totaled $43.9 million at December 31, 2006. Generally, deposits greater than $100 thousand are not federally insured. Deposits from related parties, including directors and named executive officers, totaled $1.7 million and $1.2 million at December 31, 2006 and 2005, respectively. A summary of time deposits by maturity at December 31, 2006 is as follows:


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


9.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE


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
=============================================================================


10.  ACCRUED INTEREST PAYABLE
     Accrued interest payable at December 31, 2006 and 2005 are summarized by major classification, as follows:

                                                      DECEMBER 31,
                                            ----------------------------------
                                                  2006             2005
------------------------------------------------------------------------------
Accrued interest on deposits                      $   758,371     $   324,676

Accrued interest on repurchase agreements             600,025       1,024,636
Accrued interest on FMS Statutory Trust I
and II                                                109,349          29,041
------------------------------------------------------------------------------
Total accrued interest payable                   $  1,467,745    $  1,378,353
------------------------------------------------------------------------------

11.   INCOME TAXES


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


12.  LEASES


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

13.  STOCKHOLDERS' EQUITY
     On December 14, 1988, the Bank converted to a state chartered stock savings bank and simultaneously formed FMS Financial Corporation. At the time of conversion, eligible deposit account holders were granted priority in the unlikely event of a future liquidation of the Bank. Retained earnings have been restricted and a special reserve was established for these deposits. This special reserve has been decreased to the extent that the balances of eligible account holders were reduced at annual determination dates. The Bank converted its charter to that of a Federal savings bank on October 15, 1993.


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

                                                                                       MINIMUM
                                                                                      TO BE WELL
                                                                                     CAPITALIZED
                                                               MINIMUM               UNDER PROMPT
                                                               CAPITAL            CORRECTIVE ACTION
                                       ACTUAL                 REQUIREMENT             PROVISIONS
                               ------------------------------------------------------------------------
                                  AMOUNT     RATIO        AMOUNT      RATIO         AMOUNT      RATIO
-------------------------------------------------------------------------------------------------------
DECEMBER 31, 2006 (THOUSANDS)
-------------------------------------------------------------------------------------------------------
Tier 1 (Core) Capital:            $  94,800     7.98%      $  47,511      4.0%        $  59,389   5.0%
                                                                   .
Risk-Based Capital:               $  99,777    19.27%      $  41,416      8.0%        $  51,770  10.0%

Tier 1 Risked-Based Capital:      $  94,800    18.31%      $  20,708      4.0%        $  31,062   6.0%


Tangible Capital:                 $  94,800     7.98%      $  17,817      1.5%        $  24,377   2.0%
-------------------------------------------------------------------------------------------------------
DECEMBER 31, 2005 (THOUSANDS)
-------------------------------------------------------------------------------------------------------

Tier 1 (Core) Capital:            $  89,616     7.29%      $  49,170      4.0%        $  61,463   5.0%
                                                                   .
Risk-Based Capital:               $  94,265    18.13%      $  41,572      8.0%        $  51,966  10.0%

Tier 1 Risked-Based Capital:      $  89,616    17.24%      $  20,794      4.0%        $  31,191   6.0%

Tangible Capital:                 $  89,616     7.29%      $  18,442      1.5%        $  24,589   2.0%
=======================================================================================================

     A reconciliation of the Bank's GAAP capital to the regulatory capital amounts is provided in the following table:

                                                         DECEMBER 31, 2006     DECEMBER 31, 2005
-------------------------------------------------------------------------------------------------
BANK GAAP CAPITAL                                           $  94,220,043     $     91,137,726
Accumulated other comprehensive loss                            2,485,410            1,099,630
Less:
  Subsidiary investments not includable                          (745,645)            (745,645)
Core deposit intangible                                        (1,159,614)          (1,875,822)
-------------------------------------------------------------------------------------------------
TIER 1, TIER 1 RISK-BASED AND TANGIBLE CAPITAL              $  94,800,194     $     89,615,889
-------------------------------------------------------------------------------------------------
General valuation allowance                                     4,977,001            4,649,217
-------------------------------------------------------------------------------------------------
RISK-BASED CAPITAL                                          $  99,777,195     $     94,265,106
===============================================================================================

14. RETIREMENT PLANS


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

                                                                    BEFORE                             AFTER
                                                                 APPLICATION OF                     APPLICATION OF
CONSOLIDATED STATEMENT OF FINANCIAL CONDITION- LINE ITEMS           SFAS 158        ADJUSTMENTS        SFAS 158
---------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                         $    3,232,039    $   862,799       $    4,094,838
Total assets                                                  $1,187,249,624    $   862,799       $1,188,112,423
Pension benefit liability                                     $      319,092    $ 1,968,131       $    2,287,223
Postretirement liability                                      $      500,000    $   143,983       $      643,983
Other liabilities (including benefit & postretirement
   liability shown above)                                     $    4,239,263    $ 2,112,114       $    6,351,377
Total liabilities                                             $1,107,639,751    $ 2,112,114       $1,109,751,865
Accumulated other comprehensive loss-net of deferred
 income taxes                                                 $   (1,236,095)   $(1,249,315)      $   (2,485,410)
Total stockholders' equity                                    $   79,609,873    $(1,249,315)      $   78,360,558
Total liabilities and stockholders' equity                    $1,187,249,624    $   862,799       $1,188,112,423

     Amounts recognized is accumulated other comprehensive income at December 31, 2006 are as follows:

                         PENSION        POST-RETIREMENT
                          PLAN               PLAN
                   ---------------------------------------
Net loss                 $  515,113       $143,983
Prior service cost        1,453,018              -


     The estimated net loss, net prior service cost, and net transition obligation for the pension benefits that will be amortized from accumulated other comprehensive income into net periodic pension costs over the next fiscal year are $0, $98 thousand and $0, respectively. It is estimated that there will not be any net loss, net prior service cost or net transition obligation for the post-retirement benefits that will be amortized from accumulated other comprehensive income into periodic post-retirement benefit costs over the next fiscal year.



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


     In addition to providing retirement plan benefits, the Bank provides certain health care and life insurance benefits to certain retired employees. In accordance with the provisions of Statement of Financial Accounting Standards No. 106, "Employer Accounting for Postretirement Benefits other than Pensions" (SFAS No. 106) the expected cost of such benefits must be actuarially determined and accrued ratably from the date of hire to the date the employee is fully eligible to receive benefits. The accumulated postretirement benefit obligations are not funded but are reflected in the statement of financial condition in other liabilities.


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

15. LONG-TERM DEBT


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

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

17.  COMMITMENTS AND CONTINGENCIES


     The Bank has outstanding loan commitments of $35.5 million as of December 31, 2006. Of these commitments outstanding, the breakdown between fixed and variable rate loans is as follows:

                                               DECEMBER 31, 2006
                      -----------------------------------------------------------------
                                                                        INTEREST RATE
                           FIXED          VARIABLE                     RANGE-FIXED RATE
                           RATE             RATE            TOTAL        COMMITMENTS
---------------------------------------------------------------------------------------
Commitments to:
       fund loans        $2,445,572      $ 3,571,000      $  6,016,572    6.125%-7.50%
Unused lines:
       Construction       1,722,940        3,901,232         5,624,172    5.75%-8.75%
       Equity line of
         credit loans             -       23,906,750        23,906,750             -
---------------------------------------------------------------------------------------
Total                    $4,168,512      $31,378,982      $ 35,547,494    5.75%-8.75%
=======================================================================================



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


18.  LITIGATION


     In the normal course of business, the Corporation is subjected to various legal proceedings. There were no significant pending legal proceedings at December 31, 2006, which are expected to have a material impact on the Corporation's financial position or results of operations.


19.  LOANS TO EXECUTIVE OFFICERS AND DIRECTORS


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

20.  STOCK OPTIONS


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

21.  RISKS AND UNCERTAINTIES


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

22.  PARENT COMPANY FINANCIAL INFORMATION


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

23.     CONSOLIDATED SUMMARY OF QUARTERLY EARNINGS (UNAUDITED)

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
                                          ========          ========           ========          ========     =========

24.  SUBSEQUENT EVENT (UNAUDITED)

     On March 7, 2007, the Company announced that it intends to close eleven New Jersey branch locations of its wholly-owned bank subsidiary, Farmers & Mechanics Bank, including all seven Wal-Mart branch locations, at an estimated net cost of approximately $1.5 million or $.23 per share, substantially all of which is expected to be incurred and recorded during the quarter ending June 30, 2007. The costs associated with the branch closings consist primarily of employee costs, fixed assets and early lease cancellation fees as all of the Wal-Mart branches are operated under long-term leases. The Company also announced that it had entered into an agreement with Beneficial Mutual Saving Bank "Beneficial" to indemnify the Company for any and all costs associated with the branch closures in the event that the proposed merger with Beneficial in not consummated for any reason.

                                    PART III


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


         LONG-TERM INCENTIVE PLAN - In past years prior to the expiration of the FMS Financial stock option plan in 1998, stock options had been granted to officers, including executive officers and certain other employees to motivate and to reward them for increases in stockholder value and to align their personal financial interests with those of the stockholders of the Corporation. All stock options were granted with an exercise price equal to the closing price of FMS Financial Corporation Common Stock on the date of grant. Accordingly, those stock options had value only if the market price of the common stock increases after that date. No options have been granted since 1998.


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

(1) Amounts paid for Health insurance Premiums


DIRECTORS' COMPENSATION

         For 2006, Directors received $12,000 as directors of FMS Financial and Farmers & Mechanics Bank. The President does not receive director fees for attendance at Board or committee meetings. The Chairman of the Board received $6,000 in addition to directors' fees for serving as Chairman for the fiscal year ended December 31, 2006. Total fees paid to directors for the fiscal year ended December 31, 2006 were $98,000. In addition to cash fees received, FMS Financial provides certain health care benefits to certain Directors. Total health insurance premiums paid for directors for the fiscal year ended December 31, 2006 were $37,243.

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

          3.   Exhibits

               The following Exhibits are filed as part of this report:

               2        Agreement and Plan of Merger ***
               3.1      Certificate of Incorporation*
               3.2      Bylaws*
               10.1     Stock Option and Incentive Plan**
               21       Subsidiaries of the Registrant ****
               23.1     Consent of Grant Thornton LLP
               23.2     Consent of PricewaterhouseCoopers LLP
               31       Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
               32       Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              -------
               *        Incorporated by reference to the Registrant's Form S-1 Registration Statement No. 33-24340.
               **       Incorporated by reference to the Registrant's Form S-8 Registration Statement No. 33-24340.
               ***      Incorporated by references to the Registrant's Form 8-K filed with the SEC on October 13, 2006.
               ****     Incorporated by reference to the Original Filing.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of May 14, 2007.

                             FMS FINANCIAL CORPORATION


                              By:   /s/ Craig W. Yates
                                    -------------------------------------------
                                    Craig W. Yates, President and
                                    Chief Executive Officer
                                    (Duly Authorized Representative)