Form 10-Q
period 2007-03-31
FMS FINANCIAL CORP
filed 2007-05-15
CIK 839845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ______________________

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2007

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

Large accelerated filer       Accelerated filer      Non-accelerated filer X
                        ---                     ---                       ---

     Indicate  by check mark  whether  the  registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act)  Yes     NO X
                                               ---    ---

     Indicate the number of shares outstanding to each of the issuer's classes of common stock as of the latest practicable date : May 4, 2007.


            Class                                           6,543,813
            -----                                           ---------
   $.10 par value common stock                          Outstanding Shares

                    FMS FINANCIAL CORPORATION AND SUBSIDIARY
                         QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2007


                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I - Financial Information
------------------------------

Item 1 - Financial Statements
         Consolidated Statements of Financial Condition as of
              March 31, 2007 (unaudited) and December 31, 2006                 1

         Consolidated Statements of Operations (unaudited)
              for the three months ended March 31, 2007
              and March 31, 2006                                               2

         Consolidated Statements of Cash Flows (unaudited)
              for the three months ended March 31, 2007 and
              March 31, 2006                                                   3

         Consolidated Statements of Changes in Stockholders' Equity
              (unaudited) for the three months ended March 31, 2007
              and March 31, 2006                                               4

         Notes to Consolidated Financial Statements                        5 - 9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9 - 21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           22

Item 4 - Controls and Procedures                                              22

PART II - Other Information
---------------------------

Item 1 - Legal Proceedings                                                    23

Item 1A- Risk Factors                                                         23

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          23

Item 3 - Defaults Upon Senior Securities                                      23

Item 4 - Submission of Matters to a Vote of Security Holders                  23

Item 5 - Other Information                                                    23

Item 6 - Exhibits                                                             23

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

------------------------------------------------------------------------------------------------------------------
                                                                       MARCH 31, 2007         DECEMBER 31, 2006
                                                                         (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
ASSETS
------------------------------------------------------------------------------------------------------------------
Cash and amounts due from depository institutions                      $   48,569,822          $   55,269,961
Interest-bearing deposits                                                      35,555               1,052,911
Short term funds                                                           62,608,361              53,438,325
                                                                       --------------          --------------
     Total cash and cash equivalents                                      111,213,738             109,761,197

Investment securities held to maturity                                    414,983,094             428,441,417
Investment securities available for sale                                  141,084,588             146,005,715
                                                                       --------------          --------------
     Total investment securities                                          556,067,682             574,447,132

Loans, net                                                                447,465,984             450,099,184
Accrued interest receivable                                                 6,974,194               6,372,354
Federal Home Loan Bank stock                                                6,088,520               6,313,520
Office properties and equipment, net                                       33,455,509              33,738,928
Deferred income taxes                                                       4,169,868               4,094,838
Core deposit intangible                                                       980,561               1,159,614
Prepaid expenses and other assets                                           2,898,022               2,125,656
                                                                       --------------          --------------
TOTAL ASSETS                                                           $1,169,314,078          $1,188,112,423
                                                                       ==============          ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------
Liabilities:

Interest-bearing deposits                                              $  751,629,412          $  738,896,140
Non-interest-bearing deposits                                             191,168,110             194,206,626
                                                                       --------------          --------------
   Total deposits                                                         942,797,522             933,102,766

Securities sold under agreements to repurchase                            110,000,000             115,000,000
FMS Statutory Trust I and II debentures                                    25,774,000              51,548,000
Advances by borrowers for taxes and insurance                               2,253,407               2,086,128
Accrued interest payable                                                    1,614,014               1,467,745
Dividends payable                                                             196,269                 195,849
Other liabilities                                                           7,221,301               6,351,377
                                                                       --------------          --------------
Total liabilities                                                       1,089,856,513           1,109,751,865
                                                                       --------------          --------------

Commitments and contingencies
Stockholders' Equity:
Preferred stock - $.10 par value 5,000,000 shares authorized;
   none issued Common stock - $.10 par value 10,000,000 shares authorized; shares issued 8,035,892 and 8,022,892 and shares outstanding 6,542,313 and 6,529,313 as of March 31, 2007 and
   December 31, 2006, respectively                                            803,589                 802,289
Additional paid-in capital                                                  9,059,431               8,930,731
Accumulated other comprehensive loss- net of deferred income taxes         (2,208,198)             (2,485,410)
Retained earnings                                                          82,810,186              82,120,391
Less:  Treasury stock (1,493,579 shares, at cost, as of
   March 31, 2007 and December 31, 2006)                                  (11,007,443)            (11,007,443)
                                                                       --------------          --------------
Total stockholders' equity                                                 79,457,565              78,360,558
                                                                       --------------          --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $1,169,314,078          $1,188,112,423
                                                                       ==============          ==============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
-----------------------------------------------------------------------------------------------
                                                                2007                2006
-----------------------------------------------------------------------------------------------
                                                                      (UNAUDITED)
INTEREST  INCOME:
Interest income on:
  Loans                                                        $ 6,914,683        $  6,804,861
  Mortgage-backed securities                                     2,846,611           3,472,078
  Investments
     Taxable                                                     5,126,297           4,814,620
     Tax exempt                                                     24,134              85,016
                                                               -----------        ------------
Total interest income                                           14,911,725          15,176,575
                                                               -----------        ------------

INTEREST EXPENSE:
Interest expense on:
  Deposits                                                       4,737,159           3,654,097
  Borrowings                                                     1,462,923           2,123,725
  Long-term debt                                                 1,048,606             566,910
                                                               -----------        ------------
Total interest expense                                           7,248,688           6,344,732
                                                               -----------        ------------


NET INTEREST INCOME                                              7,663,037           8,831,843
PROVISION FOR LOAN LOSSES                                           15,000              90,000
                                                               -----------        ------------
NET INTEREST INCOME AFTER PROVISION
    FOR LOAN LOSSES                                              7,648,037           8,741,843
                                                               -----------        ------------

NON-INTEREST INCOME:
  Service charges on accounts                                    1,367,441           1,358,662
  Other income                                                      23,093              39,453
                                                               -----------        ------------
Total non-interest income                                        1,390,534           1,398,115
                                                               -----------        ------------

NON-INTEREST EXPENSE:
  Salaries and employee benefits                                 4,465,869           4,821,585
  Occupancy and equipment                                        1,582,528           1,466,688
  Purchased services                                               715,411             717,024
  Professional fees                                                117,871             196,847
  Amortization of core deposit intangible                          179,052             179,052
  Office supplies                                                   98,554             164,404
  Other expenses                                                   126,212             150,560
  Telecommunications                                               137,372             138,969
  Advertising                                                      117,477             108,918
                                                               -----------        ------------
Total non-interest expense                                       7,540,346           7,944,047
                                                               -----------        ------------


INCOME BEFORE INCOME TAXES                                       1,498,225           2,195,911

INCOME TAXES                                                       612,161             861,825
                                                               -----------        ------------
NET INCOME                                                     $   886,064        $  1,334,086
                                                               ===========        ============

BASIC EARNINGS PER COMMON SHARE                                      $0.14               $0.20
                                                               ===========        ============

DILUTED EARNINGS PER COMMON SHARE                                    $0.14               $0.20
                                                               ===========        ============

DIVIDENDS DECLARED PER COMMON SHARE                                  $0.03               $0.03
                                                               ===========        ============

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED MARCH 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                 2007              2006
---------------------------------------------------------------------------------------------------------------------
                                                                                      (UNAUDITED)
OPERATING ACTIVITIES:
Net income                                                                  $    886,064        $  1,334,086
Adjustments to reconcile net income to net cash by provided
 operating activities:
  Provision for loan losses                                                       15,000              90,000
  Amortization and accretion of premiums and discounts on investments, net        62,920             156,331
  Amortization and accretion of other fees and costs                             180,424             234,169
  Depreciation                                                                   491,868             496,495
Realized losses on disposal of fixed assets                                        6,856               3,084
Changes in assets and liabilities:
Increase in accrued interest receivable                                         (601,840)         (1,074,183)
Increase in prepaid expenses and other assets                                   (772,366)         (1,592,820)
Increase in accrued interest payable                                             146,269              34,656
Increase  in other liabilities                                                   678,475              53,319
Benefit for deferred income taxes                                                (75,030)            (56,002)
                                                                            ------------        ------------
  Net cash provided (used) by operating activities                             1,018,640            (320,865)
                                                                            ------------        ------------

INVESTING ACTIVITIES:
Principal collected and proceeds from maturities of investment
  securities held to maturity                                                 13,420,665          17,763,385
Principal collected and proceeds from maturities of investment
  securities available for sale                                                5,364,526           3,703,113
Principal collected on loans, net                                             17,751,800          25,749,636
Loans originated or acquired                                                 (15,134,971)        (33,930,926)
Purchase of investment securities and mortgage-backed securities
  held to maturity                                                                     -          (9,843,737)
Purchase of investment securities and mortgage-backed securities
  available for sale                                                                   -          (5,000,000)
Redemption of Federal Home Loan Bank stock                                       225,000             900,000
Purchase of office property and equipment                                       (215,305)           (535,781)
                                                                            ------------        ------------
  Net cash provided (used) by investing activities                            21,411,715          (1,194,310)
                                                                            ------------        ------------

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits and savings accounts              (15,252,020)          4,512,894
Net increase in time deposits                                                 24,946,776             994,178
Repayment of securities sold under agreement to repurchase, net               (5,000,000)        (10,000,000)
Redemption of trust capital securities                                       (25,774,000)                  -
Increase in advances from borrowers for taxes and insurance                      167,279             154,313
Dividends paid on common stock                                                  (195,849)           (195,466)
Net proceeds from issuance of common stock                                       130,000                   -
                                                                            ------------        ------------

  Net cash used by financing activities                                      (20,977,814)         (4,534,081)
                                                                            ------------        ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,452,541          (6,049,256)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               109,761,197          93,840,949
                                                                            ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $111,213,738        $ 87,791,693
                                                                            ============        ============
Supplemental Disclosures:
  Cash paid for:
   Interest on deposits, advances, and other borrowings                        7,102,419           6,310,076
   Income taxes                                                                        -             275,000
  Non-cash investing and financing activities:
   Dividends declared and not paid at period end                                 196,269           195,486

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
                                                                       ACCUMULATED                                    TOTAL
                                 COMMON SHARES  COMMON     PAID-IN    COMPREHENSIVE     RETAINED      TREASURY    STOCKHOLDERS'
                                  OUTSTANDING    STOCK     CAPITAL    (LOSS) INCOME     EARNINGS       STOCK         EQUITY
-------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 2005       6,515,110   $800,639  $8,767,381  $  (1,099,630)   $77,583,683 $(10,969,797)    $75,082,276

Net Income                                                                               1,334,086                    1,334,086
Other comprehensive income:
  Unrealized loss on securities
    available for sale, net of
    taxes of $776,568                                                    (1,124,457)                                 (1,124,457)
                                                                                                                   ------------
Total comprehensive income                                                                                              209,629
                                                                                                                   ------------

Dividends declared ($.03)                                                                 (195,466)                    (195,466)
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 2006          6,515,110   $800,639  $8,767,381  $  (2,224,087)   $78,722,303 $(10,969,797)    $75,096,439
-------------------------------------------------------------------------------------------------------------------------------

Balances at December 31, 2006       6,529,313   $802,289  $8,930,731  $  (2,485,410)   $82,120,391 $(11,007,443)    $78,360,558

Net Income                                                                                 886,064                      886,064
Other comprehensive income:
  Unrealized gain on securities
    available for sale, net of
    taxes of $191,451                                                       277,212                                     277,212
                                                                                                                   ------------
Total comprehensive income                                                                                            1,163,276
                                                                                                                   ------------
Dividends declared ($.03)                                                                 (196,269)                    (196,269)
Exercise of stock options              13,000      1,300     128,700                                                    130,000
-------------------------------------------------------------------------------------------------------------------------------
BALANCES AT MARCH 31, 2007          6,542,313   $803,589  $9,059,431  $  (2,208,198)   $82,810,186 $(11,007,443)    $79,457,565
-------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

FMS FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007  (UNAUDITED).

1-BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited consolidated financial statements of FMS Financial Corporation (the "Corporation") contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of its financial condition, results of operations, cash flows and changes in stockholders' equity for the periods and dates indicated. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full fiscal year or any other interim period.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q, and therefore, do not include all information and notes necessary for a fair presentation of financial condition, results of operations and statements of cash flows in conformity with generally accepted accounting principles. These statements should be read in conjunction with the consolidated statements and related notes, which are incorporated by reference to the Corporation's Form 10-K for the fiscal year ended December 31, 2006. The consolidated financial statements include the Corporation's principal subsidiary, Farmers & Mechanics Bank (the "Bank").


2-STATUTORY  TRUST DEBENTURES
In March 2007, the Corporation redeemed $25.8 million of subordinated debentures held by FMS Statutory Trust I. FMS Statutory Trust I subsequently redeemed $25.0 million of floating rate capital securities and $774 thousand of common securities. These debentures were redeemed at par and required the mandatory redemption of the Trust's capital and common securities. Long-Term Debt at March 31, 2007 consisted of $25.8 million of FMS Statutory Trust II debentures. The interest rate resets every three months to LIBOR plus 158 basis points. As of March 31, 2007 the interest rate was 6.93%. These debentures are redeemable at
the  Corporation's   option  anytime  after  June  2011.


3-REGULATORY CAPITAL REQUIREMENTS
The Bank is considered "well capitalized" by OTS regulations at March 31, 2007. The Bank's regulatory tangible and tier 1 (core) capital ratios are $95.2 million, or 8.14% of total bank assets, and $100.2 million or 19.47% for risk-based capital. FMS's consolidated capital ratio at March 31, 2007 totaled 6.80%.

4-STOCK  OPTIONS
The Corporation maintains an incentive stock option plan. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 123R in December 2004, (SFAS No. 123R), which establishes standards for share-based payments. This statement has no effect on the Corporation's Consolidated Statements of Financial Condition or Consolidated Statements of Operations as no options have been granted during the three months ended March 31, 2007 or March 31, 2006, or for the year ended December 31, 2006.

5-EARNINGS PER SHARE
The following table sets forth the calculation of basic and diluted earnings per share for the three months March 31, 2007 and 2006.

                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ---------------------------
                                                           2007         2006
--------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE:
------------------------
Net income available to common shareholders              $886,064    $1,334,086

Average common shares outstanding                       6,536,480     6,515,110

Net income per common share                                 $0.14         $0.20

DILUTED EARNINGS PER SHARE:
--------------------------
Net income available to common shareholders
  on a diluted basis                                     $886,064    $1,334,086

Average common shares outstanding                       6,536,480     6,515,110
Additional shares considered in diluted
  computation assuming exercise of stock options            3,087        15,249
                                                     ---------------------------
Adjusted weighted average common shares outstanding     6,539,567     6,530,359

NET INCOME PER COMMON SHARE                                 $0.14         $0.20

6-RETIREMENT  PLANS

The Bank maintains a defined benefit pension plan for active employees. The Corporation expects to contribute approximately $950 thousand to our pension plan in 2007. The components of the net pension cost are as follows:

                                        THREE MONTHS ENDED MARCH 31,
--------------------------------------------------------------------------------
                                            2007             2006
--------------------------------------------------------------------------------
Service cost                            $ 272,666         $ 256,462
Interest cost                             215,310           205,876
Return on assets                         (240,987)         (219,864)
Net amortization and deferral              24,607             5,008
--------------------------------------------------------------------------------
Net periodic pension cost               $ 271,596         $ 247,482
--------------------------------------------------------------------------------


In addition to providing retirement plan benefits the Bank provides certain health care and life insurance benefits to certain retired employees. The expected cost of post-retirement benefits for 2007 is estimated to be approximately $34 thousand. The components of net periodic postretirement benefit cost are as follows:

                                      THREE MONTHS ENDED MARCH 31,
----------------------------------------------------------------------
                                          2007             2006
----------------------------------------------------------------------
Interest cost                             $     8,384     $     6,463
Amortization of prior service cost                  -          (1,766)
Amortization of (gain) loss                         -            (965)
----------------------------------------------------------------------
Net periodic postretirement benefit
  costs                                   $     8,384     $     3,732
----------------------------------------------------------------------

7-RECENTLY ISSUED ACCOUNTING STANDARDS
In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 provides entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement also establishes presentation and disclosure requirements. The entity shall report the effect of the first re-measurement to fair value as a cumulative-effective adjustment to the opening balance of retained earnings. At each subsequent reporting date, unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The fair value option may be applied instrument by instrument, with a few exceptions, is irrevocable and is applied only to entire instruments. Most of the provisions of SFAS 159 apply only to entities that elect the fair value option. However, the amendment to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available-for-sale and trading securities. If the fair value option is elected for any available-for-sale or held-to-maturity securities at the effective date, the cumulative unrealized gains and losses at that date shall be included in the cumulative-effect adjustment. SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of SFAS 157, "Fair Value Measurements." The Corporation is in the process of assessing the impact of the adoption of this statement on the Corporation's consolidated financial statements.

In September 2006, FASB Issued Statement No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Corporation adopted this Statement effective December 31, 2006. The impact on the Corporation's consolidated financial statement was to recognize and record a liability of $2.1 million for the underfunded pension and postretirement costs at December 31, 2006.

In September  2006, the SEC staff issued Staff  Accounting  Bulletin No.108 (SAB
108) "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the Corporation's financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. Use of the "cumulative effect" transition requires full disclosure as to the nature and amount of each individual error being corrected. SAB 108 was adopted by the Corporation during 2006 and did not have a material impact on the Corporation's consolidated financial statements.

In September 2006, FASB issued Statement No. 157 (SFAS 157), "Fair Value Measurements". SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. This Statement does not require any new fair value measurements; however, it may change current practices related to the definition of fair value, the methods used to measure fair value and expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years and is not expected to have a material impact on the Corporation's consolidated financial statements.

In July  2006,  FASB  issued  FASB  Interpretation  (FIN  48),  "Accounting  for
Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, "Accounting for Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with Statement of SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Corporation's consolidated financial statements.

In March 2006, the FASB issued Statement No. 156 (SFAS 156), "Accounting for Servicing of Financial Assets". SFAS 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. The adoption of SFAS 156 did not have a material impact on the Corporation's consolidated financial statements.

8-PENDING  MERGER

The Corporation announced on October 13, 2006 that it has agreed to merge with Philadelphia- based Beneficial Mutual Bancorp, Inc. (Beneficial), the holding company for Beneficial Mutual Savings Bank. Under the terms of the merger agreement, Beneficial will conduct a minority stock offering to its depositors, our shareholders and the public and immediately thereafter will acquire the Corporation. Upon completion of the merger, Farmers & Mechanics Bank will be merged with and into Beneficial Mutual Savings Bank. The merger, which is expected to close mid-year 2007, will significantly expand the network of neighborhood branches and ATM locations available to our customers across the greater Delaware Valley area.

The completion of the merger is subject to the approval of the Office of Thrift Supervision, Federal Deposit Insurance Corporation and the Pennsylvania Department of Banking. Beneficial Mutual Bancorp, Inc. will file a registration statement, which will include a prospectus for the minority stock offering and a proxy statement/prospectus that will be mailed to shareholders of the Corporation in connection with the solicitation of their approval of the merger agreement and their merger, and other relevant documents with the Securities and Exchange Commission and the Office of Thrift Supervision with respect to the minority stock offering and the merger.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007.

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

FINANCIAL  CONDITION

TOTAL ASSETS - at March 31, 2007 were $1.17 billion as compared with total assets at December 31, 2006 of $1.19 billion.

INVESTMENT SECURITIES HELD TO MATURITY - decreased $13.4 million to $415.0 million at March 31, 2007 from $428.4 million at December 31, 2006 primarily due to $8.8 million of principal paydowns and $4.6 million in investment maturities during this period. Investment securities held to maturity at March 31, 2007 consisted of $395.4 million in fixed rate securities and $19.6 million in adjustable rate securities. A comparison of cost and approximate market values of investment securities held to maturity as of March 31, 2007 and December 31, 2006 follows:

                                                MARCH 31, 2007                                December 31, 2006
-------------------------------------------------------------------------------------------------------------------------
                                             GROSS         GROSS        ESTIMATED                         Estimated
                             AMORTIZED     UNREALIZED    UNREALIZED       MARKET         Amortized          Market
                               COST          GAINS         LOSSES         VALUE             Cost            Value
------------------------------------------------------------------------------------------------------------------------
U. S. Gov't agencies        $ 197,330,038   $     18   $ (1,739,060) $ 195,590,996    $ 197,325,677    $ 194,547,672
Agency MBS's                  113,825,751    624,703     (1,326,251)   113,124,203      118,913,950      117,979,665
CMO's                          54,611,737          -     (1,407,670)    53,204,067       60,057,762       58,154,542
Pass through certificates      47,223,012     12,344       (866,923)    46,368,433       45,553,222       44,353,512
Municipal bonds                 1,992,556        957              -      1,993,513        6,590,806        6,591,942
------------------------------------------------------------------------------------------------------------------------
Total                       $ 414,983,094   $638,022   $ (5,339,904) $ 410,281,212    $ 428,441,417    $ 421,627,333
========================================================================================================================

INVESTMENT SECURITIES AVAILABLE FOR SALE - decreased $4.9 million to $141.1 million at March 31, 2007 from $146.0 million at December 31, 2006. The decrease is primarily the result of principal paydowns of $2.7 million and investment calls of $2.6 million. Investment securities available for sale consisted of $137.8 million in fixed rate securities and $3.3 million in adjustable rate securities at March 31, 2007. A comparison of cost and approximate market values of investment securities available for sale as of March 31, 2007 and December 31, 2006 follows:

                                                MARCH 31, 2007                                December 31, 2006
-------------------------------------------------------------------------------------------------------------------------
                                             GROSS         GROSS        ESTIMATED                         Estimated
                             AMORTIZED     UNREALIZED    UNREALIZED       MARKET         Amortized          Market
                               COST          GAINS         LOSSES         VALUE             Cost            Value
------------------------------------------------------------------------------------------------------------------------
U. S. Gov't agencies         $ 62,785,903   $     -   $  (615,031)   $  62,170,872   $   65,398,776   $   64,481,337
Agency MBS's                   42,386,071    62,568      (446,101)      42,002,538       44,251,261       43,805,809
Pass through certificates      18,931,068         -      (293,668)      18,637,400       19,586,361       19,298,124
CMO's                          18,602,647         -      (328,869)      18,273,778       18,859,081       18,420,445
------------------------------------------------------------------------------------------------------------------------
Total                       $ 142,705,689 $  62,568   $(1,683,669)   $ 141,084,588   $  148,095,479   $  146,005,715
========================================================================================================================

The following table shows the gross unrealized losses and fair value of the Bank's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in continuous unrealized loss position at March 31, 2007. The unrealized losses are due to changes in market value stemming from changes in the general level of interest rates and are considered to be temporary and do not have a material impact on the Corporation.

                                       LESS THAN 12 MONTHS         12 MONTHS OR GREATER                   TOTAL
                              ------------------------------------------------------------------------------------------------
                                                    UNREALIZED                   UNREALIZED                      UNREALIZED
DESCRIPTION OF SECURITY             FAIR VALUE        LOSSES      FAIR VALUE       LOSSES         FAIR VALUE       LOSSES
------------------------------------------------------------------------------------------------------------------------------
Available for Sale:
-------------------
U.S. Gov't agencies                        $0              $0     $62,785,903      ($615,031)      $62,785,903     ($615,031)

Agency MBS's                                -              -       36,082,640       (446,101)       36,082,640      (446,101)

Pass through certificates                   -              -       18,931,068       (293,668)       18,931,068      (293,668)

CMO's                                       -              -       18,602,648       (328,869)       18,602,648      (328,869)
                              -------------------------------- ------------------------------- -------------------------------
TOTAL INVESTMENT SECURITIES
  AVAILABLE FOR SALE                       $0              $0    $136,402,259    ($1,683,669)     $136,402,259   ($1,683,669)
                              -------------------------------- ------------------------------- -------------------------------

Held to Maturity:
-----------------
U.S. Gov't agencies                        $0              $0    $192,345,656    ($1,739,060)     $192,345,656   ($1,739,060)

Agency MBS's                                -               -      77,202,602     (1,326,251)       77,202,602    (1,326,251)

Pass through certificates                   -               -      45,565,851       (866,923)       45,565,851      (866,923)

CMO's                               1,161,783            (17)      53,449,954     (1,407,653)       54,611,737    (1,407,670)
                              -------------------------------- ------------------------------- -------------------------------
TOTAL INVESTMENT SECURITIES
  HELD TO MATURITY                 $1,161,783           ($17)    $368,564,063    ($5,339,887)     $369,725,846   ($5,339,904)
                              -------------------------------- ------------------------------- -------------------------------

TOTAL                              $1,161,783           ($17)    $504,966,322    ($7,023,556)     $506,128,105   ($7,023,573)
                              ================================ =============================== ===============================

LOANS, NET - decreased $2.6 million to $447.5 million at March 31, 2007 from $450.1 million at December 31, 2006. This decrease was primarily the result of $17.7 million of principal collected on loans, partially offset by $15.1 million of loans originated during the three months ended March 31, 2007. The following table shows loans receivable by major categories at the dates indicated.

                               MARCH 31, 2007        DECEMBER 31, 2006
--------------------------------------------------------------------------
Mortgage Loans                      $286,162,565             $288,052,449
Construction Loans                     3,024,604                3,759,783
Commercial Construction                2,515,310                2,955,926
Consumer Loans                         2,156,430                2,250,836
Commercial Real Estate               134,483,519              132,217,307
Commercial Business                   24,543,222               26,276,040
--------------------------------------------------------------------------
Subtotal                             452,885,650              455,512,341
Less:
    Deferred loan fees                    13,595                   22,587
    Allowance for
     loan losses                       5,406,071                5,390,570
--------------------------------------------------------------------------
Total loans, net                    $447,465,984             $450,099,184
--------------------------------------------------------------------------

At March 31, 2007, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 totaled $3.9 million of which $985 thousand related to loans that were individually measured for impairment with a valuation allowance of $414 thousand, and $2.9 million of loans that were collectively measured for impairment with a valuation allowance of $227 thousand. The Bank had $5.4 million in total reserves for loan losses at March 31, 2007, representing approximately 138% of non-performing assets and 1.2% of total loans. For the three months ended March 31, 2007, the average recorded investment in impaired loans was approximately $3.9 million. Interest income on impaired loans that would have been recognized during the three months ended March 31, 2007 under the original terms totaled $207 thousand. The Bank recognized $150 thousand of interest income on impaired loans for the three months ended March 31, 2007, all of which was recognized on the cash basis.

As of March 31, 2007 the Bank had outstanding loan commitments of $7.0 million, of which $3.3 million represented variable rate loans and $3.7 million represented fixed rate loans. The Bank intends to fund these commitments through scheduled amortization of loans and mortgage-backed securities, additional borrowings, and if necessary, the sale of investment securities available for sale.

NON-PERFORMING ASSETS - The following table sets forth information regarding non-accrual loans, troubled debt restructured and real estate owned assets by the Bank.

                                             MARCH 31, 2007   DECEMBER 31, 2006
                                             --------------   -----------------

Loans accounted for on a non-accrual basis:
Mortgage loans:
    One-to-four family                          $  677,556        $1,055,828
    Commercial real estate                       3,212,620         1,799,770
    Consumer and other                                   0                 0
                                             --------------  ----------------
    Total non-accrual loans                     $3,890,176        $2,855,598
                                             --------------  ----------------

    Troubled debt restructuring                     32,524            32,987
    Real estate owned, net                               0                 0
                                             --------------  ----------------
    Total non-performing assets, net            $3,922,700        $2,888,585
                                             --------------  ----------------

    Total non-accrual loans to net loans             0.87%             0.63%
                                             ==============  ================
    Total non-accrual loans to total assets          0.33%             0.24%
                                             ==============  ================
    Total non-performing assets to total
    assets                                           0.34%             0.24%
                                             ==============  ================

DEPOSITS - increased $9.7 million to $942.8 million at March 31, 2007 from $933.1 million at December 31, 2006. Increases in time deposits of $24.9 million and savings accounts of $1.2 million, were partially offset by decreases in checking accounts of $10.3 million, money market accounts of $3.1 million and non-interest checking accounts of $3.0 million for the three months ended March 31, 2007. Interest credited to depositors accounts for the three months ended March 31, 2007 amounted to $2.5 million. The following table sets forth certain information concerning deposits at the dates indicated.

                                         MARCH 31, 2007                            December 31, 2006
-------------------------------------------------------------------------------------------------------------------
                                               PERCENT     WEIGHTED                        Percent     Weighted
                                               OF TOTAL    AVERAGE                        of Total      Average
                                 AMOUNT        DEPOSITS      RATE          Amount         Deposits       Rate
-------------------------------------------------------------------------------------------------------------------
Non-interest checking            $191,168,111   20.27%      0.00%           $194,206,626   20.81%        0.00%
Checking accounts                 207,088,975   21.97%      0.47%            217,387,796   23.30%        2.93%
Savings accounts                  176,284,057   18.70%      0.69%            175,056,992   18.76%        0.61%
Money market accounts             111,516,715   11.83%      1.34%            114,658,464   12.29%        1.22%
Time deposits                     256,739,664   27.23%      4.06%            231,792,888   24.84%        3.31%
-------------------------------------------------------------------------------------------------------------------
   Total Deposits                $942,797,522  100.00%      2.09%           $933,102,766  100.00%        1.73%
===================================================================================================================

BORROWINGS - at March 31, 2007 amounted to $110.0 million in securities sold under the agreement to repurchase with a weighted average interest rate of 5.31%. At December 31, 2006, borrowings consisted of $115.0 million in securities sold under agreements to repurchase with a weighted average rate of 5.24%.

LONG-TERM DEBT - In March 2007, the Corporation redeemed $25.8 million of subordinated debentures held by FMS Statutory Trust I. FMS Statutory Trust I subsequently redeemed $25.0 million of floating rate capital securities and $774 thousand of common securities. These debentures were redeemable at the Corporation's option any time on or after March 2007. Long-Term Debt at March 31, 2007 consisted of $25.8 million of FMS Statutory Trust II debentures. The interest rate resets every three months to LIBOR plus 158 basis points. As of March 31, 2007 the interest rate was 6.93%. These debentures are redeemable at the Corporation's option anytime after June 2011.

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

The Corporation recorded net income for the three months ended March 31, 2007 of $886 thousand, or $0.14 diluted earnings per share as compared to $1.3 million, or $0.20 diluted earnings per share for the comparable period in 2006.

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

The following table sets forth certain information relating to the Corporation's average balance sheet and reflects the average yield on assets and average rates paid on liabilities for the periods indicated. Such yields and rates are derived by dividing interest income or expense, on a tax-equivalent basis, by the average balance of interest-earning assets or liabilities, respectively for the periods presented.

                                                                 THREE MONTHS ENDED MARCH 31,
------------------------------------------------------------------------------------------------------------------------------
                                                      2007                                          2006
------------------------------------------------------------------------------------------------------------------------------
                                       AVERAGE                     AVERAGE          AVERAGE                      AVERAGE
                                       BALANCE       INTEREST     YIELD/RATE        BALANCE       INTEREST      YIELD/RATE
                                  --------------------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Loans receivable                       $453,991      $6,915           6.09%         $454,145      $6,805            5.99%
    Interest-bearing deposits                54,750         704           5.14%           24,108         260            4.31%
    Mortgage-backed securities              225,270       2,847           5.06%          274,898       3,472            5.05%
    Investment securities                   349,203       4,459           5.11%          375,518       4,684            4.99%
                                  --------------------------------------------------------------------------------------------
Total interest-earning
        assets                            1,083,214      14,925           5.51%        1,128,669      15,221            5.39%
                                  --------------------------------------------------------------------------------------------

Interest-bearing liabilities:
    Checking deposits                       392,654       1,634           1.66%          401,228       1,469            1.46%
    Savings deposits                        172,968         302           0.70%          189,662         279            0.59%
    Money market deposits                   111,630         369           1.32%          130,297         344            1.06%
    Time deposits                           243,209       2,433           4.00%          212,554       1,562            2.94%
    Borrowings                              110,376       1,463           5.30%          171,614       2,124            4.95%
    Long-Term Debt                           49,890       1,048           8.40%           25,774         567            8.80%
                                  --------------------------------------------------------------------------------------------
Total interest-bearing
        liabilities                      $1,080,727       7,249           2.68%       $1,131,129       6,345            2.24%
                                  =================-----------------------------=================-----------------------------

Net interest income                                      $7,676                                       $8,876
                                                         =======                                      =======
Interest rate spread                                                      2.83%                                         3.15%
                                                                         =====                                         =====

Net yield on average interest-earning assets                              2.83%                                         3.15%
                                                                         =====                                         =====

Ratio of average interest-earning assets
    to average interest-bearing liabilities                             100.23%                                        99.78%
                                                                        ======                                         ======

RATE/VOLUME ANALYSIS

The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense, on a tax equivalent basis, during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate, (ii) changes in volume and (iii) total changes in rate and volume (the combined effect of changes in both volume and rate, not separately identified, has been allocated to rate). A higher level of non-performing loans affects the changes in both volume and rate.

                                                      THREE MONTHS ENDED MARCH 31,
                                                             2007 VS. 2006
                                                 INCREASE (DECREASE) DUE TO CHANGE IN:
                                           ------------------------------------------------
                                                             RATE VOLUME TOTAL
                                                              (IN THOUSANDS)
                                           ------------------------------------------------
Interest income:
    Loans receivable                                  $112            ($2)            $110
    Interest-bearing deposits                          114            330              444
    Mortgage-backed securities                           2           (627)            (625)
    Investment securities                              103           (328)            (225)
                                           ------------------------------------------------

    Total change - interest income                     331           (627)            (296)
                                           ------------------------------------------------
Interest expense:
    Checking deposits                                  196            (31)             165
    Savings deposits                                    48            (25)              23
    Money market deposits                               74            (49)              25
    Time deposits                                      646            225              871
    Borrowings                                          97           (758)            (661)
    Long-Term Debt                                     (50)           531              481
                                           ------------------------------------------------

    Total change - interest expense                  1,011           (107)             904
                                           ------------------------------------------------

Net change in net interest income                    ($680)         ($520)         ($1,200)
                                           ================================================

NET INCOME
The Corporation and its subsidiary recorded net income of $886 thousand for the quarter ended March 31, 2007, or $0.14 diluted earnings per share, as compared to net income of $1.3 million, or $0.20 diluted earnings per share for the quarter ended March 31, 2006. Net interest income on a tax equivalent basis was $7.7 million for the three months ended March 31, 2006 compared to $8.9 million for the same period in 2006. Provisions for loan losses were $15 thousand and $90 thousand for the quarters ended March 31, 2007 and 2006, respectively. Non-interest income was $1.4 million for the three months ended March 31, 2007 and 2006. Total noninterest expense for the quarter ended March 31, 2007 was $7.5 million compared to $7.9 million for the same quarter in 2006.

INTEREST INCOME
Total interest income on a tax equivalent basis decreased $296 thousand to $14.9 million for the quarter ended March 31, 2007 from $15.2 million for the same period in 2006. The decrease is attributable to decreases in interest income on mortgage-backed securities (MBS's) of $625 thousand and investment securities of $225 thousand, partially offset by increases in interest income on interest-bearing deposits of $444 thousand and loans receivable of $110 thousand.

Interest income on mortgage-backed securities decreased by $625 thousand to $2.8 million for the three months ended March 31, 2007 from $3.5 million for the same period in 2006. The average balance of MBS's decreased $49.6 million to $225.3 million for the three months ended March 31, 2007 from $274.9 million for the same period in 2006, which resulted in an interest income volume decrease of $627 thousand. The decrease in the average balance during this period was due to principal paydowns of $29.2 million and calls and maturities of $12.0 million, partially offset by purchases of MBS's of $3.1 million from the first quarter of 2006. The average yield of the MBS portfolio increased 1 basis point to 5.06% for the quarter ended March 31, 2007 from 5.05% for the same period in 2006, which resulted in an interest income increase of $2 thousand due to changes in rates.

Interest income on investment securities decreased $225 thousand to $4.5 million for the three months ended March 31, 2007 from $4.7 million for the same period in 2006. The average balance of investment securities decreased $26.3 million to $349.2 million for the three months ended March 31, 2007 from $375.5 million for the same period in 2006, which resulted in a volume decrease in interest income of $328 thousand. The decrease in the average volume during this period is due to investment principal paydowns of $23.8 million and calls and maturities of $22.5 million, partially offset by investment purchases of $8.1 million since the first quarter 2006. The average yield of the investment portfolio increased 12 basis points to 5.11% for the quarter ended March 31, 2007 from 4.99% for the same period in 2006, which resulted in an interest income increase of $103 thousand due to rate changes.

Interest income on interest-bearing deposit investments increased $444 thousand to $704 thousand for the three months ended March 31, 2007 from $260 thousand for the same period in 2006. The average balance of interest-bearing deposit investments increased $30.7 million to $54.8 million for the quarter ended March 31, 2007 from $24.1 million for the same period in 2006, which resulted in a volume increase in interest income of $330 thousand. The average yield of interest-bearing deposit investments increased 83 basis points to 5.14% for the three months ended March 31, 2007 from 4.31% for the same period in 2006, which resulted in an increase in interest income of $114 thousand due to rate changes.

Interest income on loans increased $110 thousand to $6.9 million for the three months ended March 31, 2007 from $6.8 million for the same period in 2006. The average rate on loans increased 10 basis points to 6.09% for the three months ended March 31, 2007 from 5.99% for the same period in 2006, which resulted in an increase in interest income of $112 thousand due to rate changes. The average balance of the loan portfolio decreased $154 thousand to $454.0 million for the three months ended March 31, 2007 from $454.1 million for the same period in 2006, which resulted in a volume decrease in interest income of $2 thousand. The decrease in the average balance is primarily due to principal collected on loans of $89.0 million, partially offset by $86.3 of loan originated since the first quarter of 2006.

INTEREST EXPENSE
Total interest expense increased $904 thousand to $7.2 million for the three months ended March 31, 2007 from $6.3 million for the same period in 2006. The increases in interest expense on time deposits, long-term debt, checking deposits, money market deposits and savings deposits were partially offset by a decrease in interest expense on borrowings.

Interest expense on time deposits increased $871 thousand to $2.4 million for the three months ended March 31, 2007 from $1.6 million for the same period in 2006. The average rate on time deposits increased 106 basis points to 4.00% for the quarter ended March 31, 2007 from 2.94% for the same period in 2006, which resulted in a rate increase in interest expense of $646 thousand. The average balance of time deposits increased $30.6 million to $243.2 million for the quarter ended March 31, 2007 from $212.6 million for the same period in 2006, which resulted in an increase in interest expense of $225 thousand. The increase in the average balance of time deposits is the result of a promotional 5 month and 13 month certificate of deposit program that began in September 2006.

Interest expense on long-term debt increased $481 thousand to $1.0 million for the three months ended March 31, 2007 from $567 thousand for the same period in 2006. The average balance of debentures increased $24.1 million to $49.9 million for the quarter ended March 31, 2007 from $25.8 million for the same period in 2006, which resulted in an increase in interest expense of $531 thousand. This increase is primarily due to the Trust II issuance in June 2006 of $25.0 million of floating rate debentures. The average rate decreased 40 basis points to 8.40% for the three months ended March 31, 2007 from 8.80% for the same period in 2006, which decreased interest expense on long-term debt $50 thousand.

Interest expense on checking deposits increased $165 thousand to $1.6 million for the three months ended March 31, 2007 from $1.5 thousand for the same period in 2006. The average rate on checking deposits increased 20 basis points to 1.66% for the quarter ended March 31, 2007 from 1.46% for the same period in 2006, which resulted in an increase in interest expense of $196 thousand. This increase was primarily due to an increase in the average rate paid on municipal government checking accounts to 5.25% for the three months ended March 31, 2007 from 4.67% for the same period in 2006. The average balance of checking deposits decreased $8.5 million to $392.7 million for the three months ended March 31, 2007 from $401.2 million for the same period in 2006, which resulted in a volume decrease in interest expense of $31 thousand.

Interest expense on money market deposits increased $25 thousand to $369 thousand for the three months ended March 31, 2007 from $344 thousand for the same period in 2006. The average rate on money market deposits increased 26 basis points to 1.32% for the quarter ended March 31, 2007 from 1.06% for the same period in 2006, which resulted in an increase in interest expense of $74 thousand. The average balance of money market deposits decreased $18.7 million to $111.6 million for the three months ended March 31, 2007 from $130.3 million for the same period in 2006, which resulted in a volume decrease in interest expense of $49 thousand.

Interest expense on savings deposits increased $23 thousand to $302 thousand for the three months ended March 31, 2007 from $279 thousand for the same period in 2006. The average rate on savings deposits increased 11 basis point to 0.70% for the quarter ended March 31, 2007 from 0.59% for the same period in 2006, which resulted in an increase in interest expense of $48 thousand. The average balance of savings deposits decreased $16.7 million to $173.0 million for the three months ended March 31, 2007 from $189.7 million for the same period in 2006, which resulted in a volume decrease in interest expense of $25 thousand.

Interest expense on borrowings decreased $661 thousand to $1.5 million for the three months ended March 31, 2007 from $2.1 million for the same period in 2006. The average balance of borrowings decreased $61.2 million to $110.4 million at March 31, 2007 from $171.6 million for the same period in 2006, which resulted in a volume decrease in interest expense of $758 thousand. The average rate paid on borrowings increased 35 basis points to 5.30% for the quarter ended March 31, 2007 from 4.95% for the same period in 2006, which resulted in an increase in interest expense of $97 thousand due to rate changes.

CRITICAL ACCOUNTING ESTIMATES

PROVISION FOR LOAN LOSSES - A critical accounting estimate is the provision for loan losses. The provision decreased to $15 thousand for the three months ended March 31, 2007 compared to $90 thousand for the same period in 2006. The allowance for loan losses amounted to $5.4 million at March 31, 2007 and December 31, 2006. The determination of the allowance level for loan losses is based on management's analysis of the risk characteristics of various types of loans, levels of classified loans, previous loan loss experience, the estimated fair market value of the underlying collateral and current economic conditions. Additionally, the mix within the Bank's portfolio continues to change as the Bank offers a wider variety of products. Within the loan portfolio, a change is also occurring as a shift is made from lower yielding loans (i.e., one-to-four family loans) to higher yielding loans (i.e., commercial real estate mortgages, commercial construction, consumer and commercial business loans). These types of loans contain a higher degree of risk. The Bank will continue to monitor its allowance for loan losses and make future adjustments to the allowance through the provision for loan losses as changing conditions dictate. Although the Bank maintains its allowance for loan losses at a level that it considers to be adequate to provide for the inherent risk of loss in its loan portfolio, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods due to the higher degree of credit risk which might result from the change in the mix of the loan portfolio or changes in economic conditions. Most of the Bank's lending activity is with customers located within southern New Jersey. Generally, the loans are secured by real estate consisting of single-family residential properties. While this represents a concentration of credit risk, the credit losses arising from this type of lending compare favorably with the Bank's credit loss experience on its portfolio as a whole. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

DEFERRED TAX ASSETS AND LIABILITIES-The Corporation recognizes deferred tax assets and liabilities for the future tax effects of temporary differences. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Corporation may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

NON-INTEREST INCOME - remained constant at $1.4 million for the three-month period ended March 31, 2007 and 2006.

NON-INTEREST EXPENSE - decreased $400 thousand to $7.5 million for the three month period ended March 31, 2007 from $7.9 million for the same period in 2006 primarily due to a decrease in salaries and employee benefits expense, partially offset by an increase in occupancy and equipment expense.

SALARIES AND EMPLOYEE BENEFITS - decreased $356 thousand to $4.5 million for the three month period ended March 31, 2007 compared to $4.8 million for the same period in 2006. The decrease was due to a reduction in overtime pay of $69 thousand as well as a current moratorium on hiring is in effect. Average full time equivalent employees were 477 at March 31, 2007 as compared to 547 at March 31, 2006.

OCCUPANCY AND EQUIPMENT- increased $116 thousand to $1.6 million for the three month period ended March 31, 2007 compared to $1.5 million for the same period in 2006 due primarily to increases in maintenance expense of $77 thousand, equipment expense of $18 thousand and property taxes of $12 thousand.

BRANCH CLOSINGS- On March 7, 2007, the Corporation announced that it intends to close eleven New Jersey branch locations of its wholly-owned bank subsidiary, Farmers & Mechanics Bank, including all seven Wal-Mart branch locations, at an estimated net cost of approximately $1.5 million or $.23 per share, substantially all of which is expected to be incurred and recorded during the quarter ending June 30, 2007. The costs associated with the branch closings consist primarily of employee costs, fixed assets and early lease cancellation fees as all of the Wal-Mart branches are operated under long-term leases. The Corporation also announced that it had entered into an agreement with Beneficial Mutual Saving Bank "Beneficial" to indemnify the Corporation for any and all costs associated with the branch closures in the event that the proposed merger with Beneficial in not consummated for any reason.


ITEM 3: QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET
RISK

     There were no significant changes for the three months ended March 31, 2007 from the information presented in the annual report on Form 10-K for the year ended December 31, 2006.

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

PART II. OTHER INFORMATION

     ITEM 1:   LEGAL PROCEEDINGS

               Not Applicable

     ITEM 1A:  RISK FACTORS

               Information regarding risk factors appears in Part 1, Item 1A of Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors as disclosed in that report.

     ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a)     Not applicable

     (b)     Not applicable

     (c)     Issuer Purchase of Equity Securities - None


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


FMS FINANCIAL CORPORATION


Date: May 15, 2007                        /s/ Craig W. Yates
                                          --------------------------------------
                                          Craig W. Yates
                                          President and Chief Executive Officer
                                          (Principal and Executive Officer)


Date: May 15, 2007                        /s/ Channing L. Smith
                                          --------------------------------------
                                          Channing L. Smith
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)